Form 10-Q
period 1996-03-31
NATURADE INC
filed 1996-05-02
CIK 797167

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549
                                       FORM 10-Q

       (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934.

                    For the quarterly period ended March 31, 1996.

                           Commission File Number 33-7106-A
                                              ---------

                                    NATURADE, INC.
                                    --------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                          23-23442709
         --------                                          -----------
    (State or other jurisdiction of                    (I. R. S. Employer
    incorporation or organization)                     Identification No.)

                7110 EAST JACKSON STREET, PARAMOUNT, CALIFORNIA 90723
                -----------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (310) 531-8120
                                    -------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   No
   ------   ------

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
Yes   x   No
   ------   ------

                         APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate by number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.    2,593,005 shares as of March
31, 1996.

                                      FORM 10-Q
                                   QUARTERLY REPORT
                             Quarter Ended March 31, 1996

                                  TABLE OF CONTENTS

PART 1:  FINANCIAL INFORMATION                                  PAGE NO
                                                                -------

    Item 1.        Financial Statements
                   Statements of Financial Position at               3
                   March 31, 1996 (unaudited) and September
                   30, 1995 (audited).

                   Statements of Operations for the three and six    4
                   month periods ended March 31, 1996 (unaudited) and March 31, 1995 (unaudited).

                   Statements of Cash Flows for the six month        5
                   periods ended March 31, 1996 (unaudited) and March 31, 1995 (unaudited).

                   Notes to Financial Statements.                    6

    Item 2.        Management's Discussion and Analysis of           7
                   Financial Condition and Results of Operation.

PART II: OTHER INFORMATION

    Item 6.        Exhibits and Reports on Form 8-K                  8

SIGNATURES                                                           9

                            PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                    NATURADE, INC.
                           Statements of Financial Position


                                          Assets
                                          ------

                                                 March 31, 1996        September 30, 1995
                                                    (Unaudited)             (Audited)
Current assets:
     Cash                                               $72,298              $116,444
     Accounts receivable                                596,902               664,816
     Inventories                                      1,418,799             1,095,975
     Prepaid expenses and other                         185,604               189,826
     Available for sale security                        162,750               149,188
     Deferred income taxes                               78,575                84,000
                                                 --------------        --------------
          Total current assets                        2,514,928             2,300,249

Property and equipment                                2,197,041             2,182,535
Intangible assets                                       155,408               162,965
Investment in joint venture                              55,044                71,000
Other assets                                            104,026               104,026
                                                 --------------        --------------
          Total assets                               $5,026,447            $4,820,775
                                                 --------------        --------------
                                                 --------------        --------------

                            Liabilities and Stockholders' Equity
                            ------------------------------------

Current  liabilities:
     Notes payable                                     $730,000              $415,111
     Current installments of
        long-term debt                                  208,311               304,599
     Accounts payable                                   590,522               300,230
     Accrued expenses                                   234,344               326,140
     Income tax payable                                       -                21,432
                                                 --------------        --------------
          Total curent liabilities                    1,763,177             1,367,512

Long-term debt, excluding current installments        2,471,386             2,555,675

Stockholders' equity:

Common stock; .0001 par value; 50,000,000 shares
     authorized, 2,593,005 issued and
     outstanding (2,538,461 at
     September 30, 1995)                                    259                   254
Common stock to be issued                                     -               100,000
Additional paid-in capital                              224,163               107,420
Retained earnings                                       516,612               647,201
Unrealized gain on security available
     for sale, net                                       50,850                42,713
                                                 --------------        --------------
          Total stockholders' equity                    791,884               897,588
                                                 --------------        --------------

          Total liablitities and
          stockholders' equity                       $5,026,447            $4,820,775
                                                 --------------        --------------
                                                 --------------        --------------


                   See accompanying notes to financial statements.

                                    NATURADE, INC.
                               Statements of Operations



                                   Three Months             Three Months              Six Months               Six Months
                                       Ended                    Ended                    Ended                    Ended
                                   March 31, 1996           March 31, 1995           March 31, 1996           March 31, 1995
                                    (Unaudited)              (Unaudited)              (Unaudited)              (Unaudited)

Net sales                              $2,145,088               $2,766,990               $3,988,935               $5,114,914

Cost of sales                           1,107,938                1,475,189                1,997,248                2,697,522
                                   --------------            -------------            -------------            -------------
   Gross profit                         1,037,150                1,291,801                1,991,687                2,417,392

Selling, general and
   administrative expenses              1,127,270                1,016,212                2,023,999                1,895,022
                                   --------------            -------------            -------------            -------------
   Operating income (loss)                (90,120)                 275,589                  (32,312)                 522,370

Other (expenses):
   Miscellaneous, net                         321                   14,239                   (5,309)                  13,883
   Interest expense                       (95,365)                 (42,906)                (179,967)                 (57,688)
                                   --------------            -------------            -------------            -------------

   Earnings (loss)before income tax
    expense (benefit)                    (185,164)                 246,922                 (217,588)                 478,565

Income tax expense (benefit)              (74,000)                  60,000                  (87,000)                 110,000
                                   --------------            -------------            -------------            -------------


   Net Income (Loss)                    ($111,164)                $186,922                ($130,588)                $368,565
                                   --------------            -------------            -------------            -------------
                                   --------------            -------------            -------------            -------------

Net Income (Loss) per common
   share                                   ($0.04)                   $0.07                   ($0.05)                   $0.13
                                   --------------            -------------            -------------            -------------

Shares used in computing net
   earnings per common share            2,823,968                2,815,161                2,835,673                2,815,161
                                   --------------            -------------            -------------            -------------
                                   --------------            -------------            -------------            -------------


                   See accompanying notes to financial statements.

                                    NATURADE, INC.

                               Statements of Cash Flows


                                           Six Months Ended   Six Months Ended
                                            March 31, 1996     March 31, 1995
                                              (Unaudited)        (Unaudited)
Net cash used in operating activities             ($108,847)         ($284,913)
                                             --------------     --------------

Cash flows used in investing activities:
  Capital expenditures-Property and equipment       (78,559)          (686,912)
                                             --------------     --------------

Cash flows used in financing activities:
  Net borrowings under line of
   agreements                                       314,889            329,814
  Borrowings on long-term debt                            -            875,000
  Principal payments under long-term debt          (180,577)          (104,947)
  Proceeds from exercise of warrants                  8,948              2,919
  Purchase of common stock for retirement                 -           (233,374)
                                             --------------     --------------

Net cash provided by financing activities           143,260            869,412
                                             --------------     --------------

Net (decrease) in cash                              (44,146)          (102,413)

Cash at beginning of period                         116,444            201,929
                                             --------------     --------------

Cash at end of period                               $72,298            $99,516
                                             --------------     --------------
                                             --------------     --------------


                    See accompanying notes to financial statements

                                    NATURADE, INC.
                            Notes to Financial Statements

1. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein includes all adjustments necessary for fair presentation of the financial statements. All such adjustments are of a normal recurring nature. These financial statements do not include all disclosures associated with the Company's annual financial statements and accordingly, should be read in conjunction with such statements.

2. Inventories are stated at the lower of cost (weighted average) or market (net realizable value); and consist of the following:

                              March 31, 1996            September 30, 1995
                               (Unaudited)                   (Audited)

Finished Goods                 $   423,032                  $  382,908

Components                         995,767                     713,067
                                ----------                     -------
    TOTAL                      $ 1,418,799                  $1,095,975


3 . Depreciation of property and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis.

4.  Research and development costs are included in expense when incurred.

5. Trademarks and copyrights are being amortized using the straight-line method over a 17 year and 25 year period respectively.

6. Earnings per common and common equivalent share are computed by dividing earnings by the weighted average number of common and common equivalent shares outstanding during the period. Primary and fully diluted income per share are the same.

7. Income tax expense (benefit) is recorded at the Company's estimated effective tax rate after taking into account the available net operating loss carryforward.

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES


    The Company used cash of $108,847 in operating activities in the six months ended March 31, 1996. This decrease was mainly a result of an increase in inventory of $322,824 and a corresponding increase in accounts payable and accrued expenses of $198,496. This inventory increase was due to the Company's new line of herbal products and initial purchases of its revised Aloe Vera 80 skin and hair care line.

    The Company's working capital decreased from $932,737 at September 30, 1995 to $751,751 at March 31, 1996.

    Cash used for capital expenditures during the six months ended March 31, 1996 totaled $78,559, of which the majority was for a new roof on the Company's facility. Management anticipates capital expenditures for the remainder of its September 30, 1996 fiscal year of less than $50,000.

    The Company's cash provided by financing activities of $143,260 for the six months ended March 31, 1996 was primarily the result of an increase in borrowings under its open line of credit.

    Management is of the opinion that the Company has sufficient business, liquidity and capital resources to finance its operations.

RESULTS OF OPERATIONS

    Total net sales for the second quarter ended March 31, 1996 decreased $621,469 or 22.5% compared to the same quarter last year. Total net sales for the six month period ended March 31, 1996 decreased $1,125,545 or 22.0% compared to the same period last year. Of this amount, domestic sales of the Company's brand products increased $162,911 or 9.9% and $265,836 or 8.9% for the second quarter and first six months respectively. However, sales to private label customers decreased $418,526 or 66.4% and $850,755 or 62.5% for the second quarter and first six months respectively. Additionally, sales to international customers decreased $365,854 or 75.4% and $540,627 or 69.8% for the second quarter and first six months respectively.

    The decrease in private label sales was primarily due to a decision by one of the Company's largest private label customers to discontinue the line of products it was purchasing from the Company. The Company is continuing its efforts to obtain new private label customers. However, due to the nature of this business, there is no assurance that this can be attained.

    For the last several years international sales were largely dependent upon two significant customers; one in South Korea and one in Saudi Arabia. The Company believes that the current decrease in sales was due to the customer in South Korea adding additional competitive products from suppliers in other countries, and the decrease in Saudi Arabia sales was due to that customer's lack of marketing direction and its continuing and ongoing reorganization.

     In response to these decreases in international sales, the Company has reorganized its international department and plans have been formulated to aggressively seek new business in a number of countries, with the intention of lessening reliance on its significant international customers in Saudi Arabia and Korea.

    Gross profit as a percentage of sales increased 1.7% to 48.4% of sales for the quarter ended March 31, 1996 from 46.7% for the same period last year and increased 2.7% to 49.9% of sales for the six months ended March 31, 1996 from 47.2% of sales for the same period last year. This was primarily due to the reduction in private label and international sales which generally carry lower gross margins.

    Operating expenses increased 15.6% to 52.3% of sales for the quarter ended March 31, 1996 from 36.7% for the same period last year and increased 13.6% to 50.7% of sales for the six months ended March 31, 1996 from 37.1% of sales for the same period last year. These percentage increases are directly related to the reduction in sales of private label and international business in addition to increases in selling and marketing expenses as the Company increased its advertising and promotion expenditures and added several key managers in the sales department.

    Interest expense for the second quarter ended March 31, 1996 increased to $95,365 from $42,906 for the same quarter last year and to $179,967 for the six months ended March 31, 1996 from $57,688 for the same period last year. This was due primarily to the Company's purchase on June 30, 1995 of the two-thirds interest in its production, warehouse and office facilities from a deceased former major shareholder of the Company.





                             PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

Exhibit 10.1 Employment agreement dated May 1, 1995 with Michael Fernicola, executed on April 8, 1996.

Exhibit 10.2 Option Agreement for purchase of common stock of Naturade, inc. with Michael Fernicola dated March 15, 1996.

Exhibit 27    Financial Data Schedule

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            NATURADE, INC.


      DATE:  April 29, 1996                 By /s/ Allan Schulman
          ------------------                ---------------------
                                                    Allan Schulman
                                                    Chief Executive Officer

      DATE:  April 29, 1996
          ------------------                By /s/ Paul D. Shapnick
                                            -----------------------
                                                    Paul D. Shapnick
                                                    Chief Financial Officer