Form 10-Q
period 1996-06-30
NATURADE INC
filed 1996-08-08
CIK 797167

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934.

                    For the quarterly period ended June 30, 1996.

                           Commission File Number 33-7106-A
                                                  ---------

                                    NATURADE, INC.
                                    --------------
                (Exact name of registrant as specified in its charter)

              DELAWARE                              23-23442709
            ------------                         -----------------
    (State or other jurisdiction of              (I. R. S. Employer
     incorporation or organization)               Identification No.)

               7110 East Jackson Street, Paramount, California 90723
               -----------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (310) 531-8120
                                    --------------
                 (Registrant's telephone number, including area code)

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
                        APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate by number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.    2,593,005 shares as of
June 30, 1996.

                                      FORM 10-Q
                                   QUARTERLY REPORT
                             Quarter Ended June 30, 1996


                                  TABLE OF CONTENTS
                                  -----------------
                                                                        PAGE NO.
                                                                        -------

PART I:  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Statements of Financial Position at                           3
              June 30, 1996 (unaudited) and September
              30, 1995 (audited).

              Statements of Operations for the three and nine               4
              month periods ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited).

              Statements of Cash Flows for the nine month                   5
              periods ended June 30, 1996 (unaudited)
              and June 30, 1995 (unaudited).

              Notes to Financial Statements.                                6

    Item 2.   Management's Discussion and Analysis of                       7
              Financial Condition and Results of Operation.

PART II: OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                              8

         SIGNATURES                                                         9

                            PART I:  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS
                                    NATURADE, INC.
                           Statements of Financial Position

                                        ASSETS
                                    --------------

                                          June 30, 1996   September 30, 1995
                                            (Unaudited)      (Audited)
Current assets:
     Cash                                     $112,804       $116,444
     Accounts receivable                       901,309        664,816
     Inventories                             1,566,481      1,095,975
     Prepaid expenses and other                112,282        189,826
     Available for sale security               176,312        149,188
     Deferred income taxes                      73,150         84,000
                                             ----------     ----------
          Total current assets               2,942,338      2,300,249

Property and equipment                       2,225,496      2,182,535
Intangible assets                              151,629        162,965
Investment in joint venture                     55,000         71,000
Other assets                                   104,213        104,026
                                             ----------     ----------
          Total assets                      $5,478,676     $4,820,775
                                             ----------     ----------
                                             ----------     ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                        --------------------------------------
Current  liabilities:
     Notes payable                            $847,974       $415,111
     Current installments of
       long-term debt                          168,750        304,599
     Accounts payable                          716,765        300,230
     Accrued expenses                          291,651        326,140
     Income tax payable                         21,718         21,432
                                             ----------     ----------
     Total curent liabilities                2,046,858      1,367,512
                                             ----------     ----------
Long-term debt, excluding current
        installments                         2,437,714      2,555,675
                                             ----------     ----------

Stockholders' equity:

Common stock; .0001 par value; 50,000,000 shares
     authorized, 2,593,005 issued and
     outstanding (2,538,461 at
     September 30, 1995)                           259            254
Common stock to be issued                            -        100,000
Additional paid-in capital                     229,363        107,420
Retained earnings                              705,495        647,201
Unrealized gain on security available
     for sale, net                              58,987         42,713
                                             ----------     ----------

          Total stockholders' equity           994,104        897,588
                                             ----------     ----------


          Total liablitities and
          stockholders' equity              $5,478,676     $4,820,775
                                             ----------     ----------
                                             ----------     ----------

                   See accompanying notes to financial statements.



                                                           NATURADE, INC.
                                                      Statements of Operations


                                                          Three Months      Three Months      Nine  Months      Nine  Months
                                                              Ended            Ended             Ended             Ended
                                                          June 30, 1996    June 30, 1995     June 30, 1996     June 30, 1995
                                                           (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)

Net sales                                                  $3,064,949        $2,500,666        $7,053,884        $7,615,580

Cost of sales                                               1,584,958         1,239,718         3,582,206         3,937,240
                                                       --------------    --------------    --------------     -------------
    Gross profit                                            1,479,991         1,260,948         3,471,678         3,678,340

Selling, general and
    administrative expenses                                 1,081,668           913,889         3,105,667         2,808,911
                                                       --------------    --------------    --------------     -------------
    Operating income                                          398,323           347,059           366,011           869,429

Other (expenses):
    Miscellaneous, net                                          5,278           (26,405)              (31)          (12,522)
    Interest expense                                          (88,718)          (93,099)         (268,685)         (150,787)
                                                       --------------    --------------    --------------     -------------
    Earnings before income tax
       expense                                                314,883           227,555            97,295           706,120

Income tax expense                                            126,000            50,000            39,000           160,000
                                                       --------------    --------------    --------------     -------------
    Net Income                                               $188,883          $177,555           $58,295          $546,120
                                                       --------------    --------------    --------------     -------------
                                                       --------------    --------------    --------------     -------------
Net Income per common
    share                                                       $0.07             $0.06             $0.02             $0.19
                                                       --------------    --------------    --------------     -------------
Shares used in computing net
    earnings per common share                               2,710,061         2,810,070         2,690,171         2,810,070
                                                       --------------    --------------    --------------     -------------
                                                       --------------    --------------    --------------     -------------





                                 See accompanying notes to financial statements.


                                          NATURADE, INC.

                                     Statements of Cash Flows

                                                        Nine Months Ended    Nine Months Ended
                                                           June 30, 1996       June 30, 1995
                                                            (Unaudited)         (Unaudited)
Net cash used in operating activities                        ($52,991)           ($53,570)
                                                             --------            --------

Cash flows used in investing activities:
    Capital expenditures-Property and equipment              (138,650)           (729,931)
                                                             --------            --------

Cash flows used in financing activities:
    Net borrowings under line of
      credit agreements                                       432,863             170,258
    Borrowings on long-term debt                                    -           1,938,333
    Principal payments under long-term debt                  (253,810)         (1,240,770)
         Proceeds from exercise of warrants                     8,948               4,572
         Purchase of common stock for retirement                    -            (233,374)
                                                             --------            --------

Net cash provided by financing activities                     188,001             639,019
                                                             --------            --------

Net (decrease) in cash                                         (3,640)           (144,482)

Cash at beginning of period                                   116,444             201,929
                                                             --------            --------

Cash at end of period                                        $112,804             $57,447
                                                             --------            --------
                                                             --------            --------


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

2. Inventories are stated at the lower of cost (weighted average) or market (net realizable value); and consist of the following:



                                 June 30, 1996         September 30, 1995
                                  (Unaudited)              (Audited)

     Finished Goods                  $597,480                 $382,908
     Components                       969,001                  713,067
                                  -----------              -----------
         TOTAL                    $ 1,566,481              $ 1,095,975


3. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis.

4.  Research and development costs are included in expense when incurred.

5. Trademarks and copyrights are being amortized using the straight-line method over a 17 year and 25 year period respectively.

6. Earnings per common and common equivalent share are computed by dividing earnings by the weighted average number of common and common equivalent shares outstanding during the periods presented. Primary and fully diluted income per share are the same.

7. Income tax expense is recorded at the Company's estimated effective tax rate after taking into account the available net operating loss carryforward.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES

    The Company used cash of $52,991 in operating activities in the nine months ended June 30, 1996. This decrease was mainly a result of an increase in inventory of $470,506 and a corresponding increase in accounts payable and accrued expenses of $382,046. This inventory increase was due to the Company's new line of herbal products and initial purchases of its revised Aloe Vera 80 skin and hair care line.

    The Company's working capital decreased from $932,737 at September 30, 1995 to $895,480 at June 30, 1996.

    Cash used for capital expenditures during the nine months ended June 30, 1996 totaled $138,650, of which the majority was for a new roof on the Company's facility and an upgrade to its computer system. Management anticipates capital expenditures for the remainder of its September 30, 1996 fiscal year of less than $25,000.

    The Company's cash provided by financing activities of $188,001 for the nine months ended June 30, 1996 was primarily the result of an increase in borrowings under its open line of credit.

    Management is of the opinion that the Company has sufficient business, liquidity and capital resources to finance its operations.

RESULTS OF OPERATIONS

    Total net sales for the third quarter ended June 30, 1996 increased
$563,848 or 22.5% compared to the same quarter last year. Total net sales for the nine month period ended June 30, 1996 decreased $561,697 or 7.4% compared to the same period last year. Of this amount, domestic sales of the Company's brand products increased $828,104 or 50.1% and $1,093,940 or 23.6% for the third quarter and first nine months, respectively. Sales to private label customers increased $99,881 or 57.0% but decreased $750,874 or 48.7% for the third quarter and first nine months respectively. Additionally, sales to international customers decreased $364,136 or 54.0% and $904,763 or 62.5% for the third quarter and first nine months respectively.

    The decrease in private label sales was primarily due to a decision by one of the Company's largest private label customers to discontinue the line of products it was purchasing from the Company. The Company is continuing its efforts to obtain new private label customers. However, due to the nature of this business, there is no assurance that this can be attained.

    For the last several years international sales were largely dependent upon two significant customers; one in South Korea and one in Saudi Arabia. The Company believes that the current decrease in sales was due to the customer in South Korea adding additional competitive products from suppliers in other countries, and the decrease in Saudi Arabia sales was due to that customer's ongoing reorganization and delays in registering and repackaging new and existing products.

    In response to these decreases in international sales, the Company has reorganized its international department and plans have been formulated to aggressively seek new business in a number of countries, with the intention of lessening reliance on its significant international customers.

    Gross profit as a percentage of sales decreased 2.1% to 48.3% of sales for the quarter ended June 30, 1996 from 50.4% for the same period last year and increased 0.9% to 49.2% of sales for the nine months ended June 30, 1996 from 48.3% of sales for the same period last year. The decrease in the quarter was primarily due to a large shipment of displays, which generally carry lower gross margins.

    Operating expenses decreased 1.2% to 35.3% of sales for the quarter ended June 30, 1996 from 36.5% for the same period last year, but increased 7.1% to 44.0% of sales for the nine months ended June 30, 1996 from 36.9% of sales for the same period last year. The year to date increase is directly related to the reduction in sales of private label and international business in addition to increases in selling and marketing expenses as the Company increased its advertising and promotion expenditures and added several key managers in the sales department. The improvement in the third quarter is a result of the increase in sales over the same quarter last year.

    Interest expense for the nine months ended June 30, 1996 increased to $268,685 from $150,787 for the same period last year. This was due primarily to the Company's purchase on June 30, 1995 of the two-thirds interest in its production, warehouse and office facilities from a deceased former major shareholder of the Company.




                             PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS & REPORTS ON FORM 8-K

   Exhibit 27

   No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 S I G N A T U R E S

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 NATURADE, INC.

    DATE:     August 1, 1996                By /s/ Allan Schulman
                                            -----------------------------
                                                 Allan Schulman
                                                 Chief Executive Officer


    DATE:     August 1, 1996                By /s/ Paul D. Shapnick
                                            -----------------------------
                                                 Paul D. Shapnick
                                                 Chief Financial Officer