Form 10-K405
period 1996-09-30
NATURADE INC
filed 1996-12-23
CIK 797167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
        Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                        Commission File Number 33-7106-A

                                 NATURADE, INC.

                Delaware                                23-2442709
        (State of incorporation)         (I.R.S.  Employer Identification No.)

7110 East Jackson Street, Paramount, CA.                   90723
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (310) 531-8120 Securities registered pursuant to Section 15(d) of the Act:

                                                   Name of each exchange
Title of each class                                on which registered
-------------------                                ----------------------

Common Stock, $0.0001 par value                             None
Warrants                                                    None

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None

As of November 29, 1996, 2,593,005 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates as of that date was $2,220,750 based on the average of the bid and asked price on that date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

PART I

ITEM 1.  BUSINESS

A.   INTRODUCTION

     Naturade, Inc., a Delaware corporation (the "Company" or "Naturade") manufactures and distributes a variety of health related products, including vitamins, nutritional supplements and skin and hair care products. Its products are sold primarily to distributors who resell to health and natural food stores. Independent brokers and outside sales representatives are utilized throughout the United States and internationally.

     The Company's plant and executive offices are located at 7110 East Jackson Street, Paramount, California 90723, telephone (310) 531-8120.

B.   HISTORICAL DEVELOPMENT OF NATURADE, INC.

     Naturade was incorporated in Delaware in 1986 for the purpose of acquiring other businesses. In April 1989, Naturade acquired Naturade Products, Inc. ("NPI"), the common stock of which was owned by Allan Schulman, the Company's present Chief Executive Officer, and other family members.

C.   HISTORICAL DEVELOPMENT OF NATURADE'S BUSINESS

     NPI was established in 1926 by Nathan Schulman, the father of Allan Schulman. The business, which started with one retail health food store, expanded until in 1970 it operated fourteen retail stores located in Southern California and manufactured health related products which were distributed nationally. During the early 1970's, NPI commenced a program to sell its retail stores and concentrated on product manufacturing and wholesale distribution. The last four retail stores were sold in 1989. NPI was merged into Naturade on September 30, 1993.

D.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

     At present, the Company's business is in a single business segment, the manufacture and distribution of a variety of health related products, including vitamins, nutritional supplements, skin care and hair care products. Financial information for the Company is presented in the financial statements accompanying this report.

 E.  DESCRIPTION OF BUSINESS OF NATURADE

 (i) Products

     Naturade has three major product lines: skin and hair care, fitness and energy, and specialty nutritional formulas.

     The skin and hair care line includes the "Aloe Vera 80 Collection" of cleansers, moisturizers, shampoos and other beauty aids, all of which contain a high percentage of Aloe Vera Gel.

      The fitness and energy line includes a variety of products for the serious body builder as well as products for the average person. "N-R-G
Protein" supplement has been an industry leader for over 40 years.    "All
Natural Vegetable Protein" powder meets the needs of vegetarians or people who prefer products that contain no animal products. Other products include "Muscle Maker" formulas, Anabolic tablets, and Amino Acid tablets. Naturade's diet and weight loss products include a meal replacement powder drink mix marketed under the name "Weight Reduction Program."

     The specialty nutritional line includes vitamin and mineral formulas, herbal tablets and powders and special liquid formulas. Naturade's K.B.11 herbal diuretic was one of the first natural diuretic formulas available to the natural food industry. Popular products include Colon Conditioner (a natural fiber formula), Tri-Zymes (digestive enzymes), Booster (liquid vitamin supplement), Herbex (herbal laxative), and Aloe Vera drinks .

     At the end of fiscal 1996 the Company introduced a new product grouping brand called "Biospec." The products initially introduced include vitamins, minerals, herbal formulas and natural remedies. This new brand will be distributed exclusively through health care practitioners, especially those involved with alternative medicine. The Biospec line contains many Naturade formulas but also has specifically designed products to meet the requirements of the health care practitioners and their patients.

     In November 1994, the Company entered into a joint venture with an unrelated party, Harrier, Inc., a Delaware corporation, to form a California Limited Liability Company named "DermaRay International, LLC." The purpose of this venture is to develop, market and sell the Bioptron Lamp in the United States . The lamp, which utilizes linearly polarized incoherent light of specific wavelength distribution and power intensity, is effective for the relief of pain or as a skin care device and emits no ultraviolet light. Marketing of the lamps began in 1995. Naturade provides the general management for the venture.

 (ii) Marketing

      For the fiscal year ended September 30, 1996, Naturade had sales of $10,105,532, of which 93% was domestic and 7% international. Gross profit was $4,869,105, with domestic and international sales contributing gross profit amounts proportionate to sales.

     (a)  DOMESTIC SALES

     Naturade's domestic branded product business is primarily handled through a distributor network. There are approximately 15 key distributors and 15 smaller distributors that service approximately 6,000 retail health food stores. The Company has a group of distributors who are affiliated with each other and whose aggregate purchases during 1996 represented 27.2% of the Company's total sales. The loss of these customers could have a material adverse effect on the Company.

     Domestic branded sales in the United States are broken down by geographic regions as follows:

                                                %

               Northeast Region                 27.0
               Southeast Region                 12.1
               Southwest Region                  7.0
               Mid-West Region                  13.4
               Rocky Mountain Region             9.0
               California & Hawaii              23.6
               Northwest Region                  7.9
                                               -----

                                               100.0

     Naturade maintains brokerage agreements with  brokers  in  the  United
States.   These agreements grant exclusive territories in which the broker represents Naturade and receives a commission on sales generated in their territory.

     In addition to Naturade's branded products, the Company sells various private label products to several customers. These sales comprised approximately 12% of the Company's total sales. One customer accounted for approximately 75% of these sales.

     (b)  FOREIGN SALES

     Naturade's international business is designed to meet each country's unique cultural and distribution requirements. Naturade will typically grant the wholesaler or distributor the right to utilize Naturade's trademarks and brand names in a specified geographical territory and commit the wholesaler or distributor to a non-binding sales goal to purchase minimum levels of Naturade's products. The Company also offers secondary brands in addition to the Naturade brand and offers private label products to its international customers.


     The majority of the Company's international sales in 1996 were in South Korea. As a result of a reorganization by the Company's customer in Saudi Arabia and the redesign of its packaging, there were no sales to that customer during fiscal 1996. The Company has restructured its international department with an emphasis on obtaining a diversified group of new customers.

     (c)  SEASONAL FLUCTUATIONS


     The general nature of the Company's domestic business is not considered seasonal. However, international sales tend to fluctuate depending upon the current economic conditions, seasonal patterns and cultural differences within each country.

     (d)  NO GOVERNMENT CONTRACT BUSINESS

     No material portion of Naturade's business is government contract business nor is its business adversely impacted by government regulation or action.

 (iii) Backlogs

       Naturade does not carry backlog orders as they are not relevant to its business. Most customers prefer to reorder products on a regular basis. Sufficient inventory levels are maintained to allow normal orders to be shipped within 72 hours. Special orders are shipped in 30 days.

 (iv)  Inventory

       Naturade's inventory generally ranges from $1,100,000 to $1,600,000 throughout the year. Management has a weekly sales forecast meeting to review inventory status. If any excess inventory is indicated, every effort is made to reduce the excessive inventory as soon as possible. A complete physical inventory is counted once a year.

 (v)  Raw Material

      Naturade is primarily a sales and marketing company and as such only manufactures its powder supplements. Naturade began manufacturing its powder supplements in the 1950's in response to an inability to obtain powders of satisfactory quality from outside suppliers. Naturade's current powder manufacturing includes a specially designed vacuum feeder which avoids powder filling problems caused by heavy bags and excessive powder dust. As an additional safety procedure, all powders pass through a fine screen before they are packaged.

      Quality Control is integrated throughout every phase of product development and production. Ingredients are selected for nutritional value, stability and other qualities that will contribute to the product's worth. Individual ingredients are checked for adherence to industry and government food standards. To further maintain high standards of control, up-to-date automated equipment is used to package the Company's vitamin and herb products.

      Powder supplements represent approximately 46% of total sales. Raw materials are purchased from a variety of leading manufacturers. The Company has rarely experienced a problem in obtaining raw materials and anticipates no significant problems in the future.

 (vi) Competition


      The natural food industry does not have an industry-wide reporting system which makes it difficult to measure Naturade's market share. As an alternative, management reviews product category percentage data, as shown in the sales reports of several major distributors, to determine the sales position of key products. An analysis of these reports indicates that the sales volume of many Naturade key products are in the top 15% of the product groups carried by its distributors.

      The principal method of competing within the industry is to build goodwill and credibility with the retailer and consumer. Naturade has a very strong brand position since it is one of the oldest companies in the natural
food  industry  (over  70 years).    Naturade's diversified product lines, along
with its reputation for high quality products, enables the Company to compete effectively in its market.

 (vii) Copyrights, Trademarks and Licenses

      Naturade maintains United States registrations on over a dozen trademarks, and California registrations on five trademarks. Naturade also maintains copyrights on "Aloe Vera Plant," and maintains trademark registrations for a variety of names in over 25 foreign countries.

 (viii) Product Research and Development

      Naturade's product development expenses were $123,643, $133,737, and $125,295 for the years ended September 30, 1996, 1995, and 1994, respectively.

     The majority of product research and development in 1996 was devoted to the repackaging of the Company's Aloe Vera 80 line of skin and hair care products. This new expanded line was introduced in the spring of 1996. Research and development also continued in the herbal category and in herb-related products for both Naturade and Biospec brands.

     Product research and development in 1995 was devoted to two areas. The first was to continue to develop new products in the herb category. The second was to research and evaluate the Company's skin and hair care products and to evaluate a new packaging design concept.

     Product research in 1994 was primarily involved with the development and introduction of the Silver Series line and Power Shake products. Both product lines were introduced with a floor display and other collateral material. The Company continued to redesign new packaging for its existing products. In 1994 new labeling was placed on the Herbal product group and many of the protein and fitness products were repackaged.

 (ix) Environmental Discharge Expenditures

      In its powder blending operations, Naturade utilizes an internal dust collecting system which prevents dust and pollutants from being released into the environment. Accordingly, Naturade believes it is in compliance with applicable government regulations regarding discharge of materials into the environment.

 (x)  Employees

     Naturade currently employs approximately 48 people.

 (xi) Financial Information regarding Export Sales


                            NET SALES TO                                                   NET SALES TO
                              KOREA                                                        SAUDI ARABIA

  1996        1995         1994        1993           1992               1996        1995           1994        1993       1992
-----------------------------------------------------------------        ---------------------------------------------------------
  431,593     547,555      977,016     1,904,854      1,840,542                0     839,124        363,006     327,435    365,186




                             NET SALES
                            OTHER EXPORT                                                  DOMESTIC NET SALES


  1996        1995         1994          1993           1992             1996         1995          1994        1993       1992
-----------------------------------------------------------------        ---------------------------------------------------------
  270,800     341,835      246,238       341,875        273,192          9,403,139    8,366,226     6,522,316   5,018,096  4,495,700



                           TOTAL NET SALES
                             ALL MARKETS

 1996          1995            1994           1993                1992
---------------------------------------------------------------------------
 10,105,532    10,094,740      8,108,576      7,592,260           6,974,620
---------------------------------------------------------------------------
---------------------------------------------------------------------------

ITEM 2.  PROPERTIES

     The Company's executive offices, manufacturing, sales, marketing and product development operations are located in an approximately 54,000 square foot building located in Paramount, California which is owned two thirds by the Company and one third by Allan Schulman, the Company's Chief Executive Officer and a Director.

     Mr. Schulman's one-third interest in the building is leased under a triple net lease that has a remaining term extending through July of 1998. The monthly rental paid to Mr. Schulman is $8,339 and increases with changes in the cost of living index. The Company is responsible for paying all real estate taxes, maintenance and operating expenses and insurance. A Tenancy in Common Agreement effective February 1, 1995, between the Company and Mr. Schulman, among other things, provides that the Company and Mr. Schulman each have a right of first refusal to purchase the other's interest in the property under certain circumstances. See Item 13 for further information.

     Management believes that the Company's manufacturing facilities are suitable and more than adequate for its current production capacity and future growth. The facility was originally designed and built to the Company's manufacturing requirements. Additionally, current production on one shift is approximately 60% of capacity. The Company is capable of operating second and third shifts (if necessary) without further capital expenditures.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a single lawsuit involving a claim for commissions by a former sales representative. Management believes that this lawsuit is ordinary routine litigation incidental to the Company's business and is not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.   MARKET INFORMATION

     The Company's shares began trading on the over-the-counter securities market in the third quarter of 1991. The over-the-counter market quotations reflect interdealer bid prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. These prices were retrieved from the National Quotation Bureau.

COMMON STOCK

For Fiscal Year Ended September 30, 1996            High       Low
---------------------------------------            ------    -------

     1st Quarter                                  $  2.00    $  1.38
     2nd Quarter                                     1.63       1.25
     3rd Quarter                                     1.38       1.03
     4th Quarter                                     2.00       1.06

For Fiscal Year Ended September 30, 1995             High       Low
---------------------------------------            ------    -------
     1st Quarter                                  $  1.25    $  1.07
     2nd Quarter                                     2.03       1.68
     3rd Quarter                                     2.00       1.64
     4th Quarter                                     2.13       1.75


     On December 11, 1996, the last reported price for the Company's Common Stock was $ 2.125 bid, $ 2.50 ask.

B.   HOLDERS

     To the best knowledge of the Company, the number of record holders of common stock as of December 4 , 1996 was 596. The Company believes that approximately 631 additional shareholders hold the Company's common stock in "street name."

C.   DIVIDENDS

     The Company has not paid a cash dividend on its common stock, and it is not anticipated that the Company will pay any dividends in the foreseeable future. The Company intends to follow a policy of retaining any future earnings to reduce debt and provide funds for the expansion of its business.

D.   WARRANTS

     The Company presently has outstanding a series of Class A and a series of Class B Warrants.

     Class A Warrants originally provided for the purchase of one share of common stock of Naturade for $1.50 per share and Class B Warrants for the purchase of one share of common stock for $3.00 per share. The Board of Directors has reduced the exercise price of Class A Warrants to $1.00. The expiration date of both the Class A and Class B Warrants had been extended by the Board of Directors to December 31, 1996. The Board of Directors has further extended the expiration date of the Class B warrants to December 31, 1998.

     As of November 30, 1996, a total of 306,601 Class A Warrants and 337,747 Class B Warrants were outstanding. During the period from October, 1, 1992 through November 30, 1996, 31,825 Class A Warrants and 679 Class B Warrants were exercised.

     During the 3rd quarter of fiscal 1995, a market was established in the Company's Series A and Series B Warrants. These securities are quoted through the facilities of the National Quotation Bureau "Pink Sheets" and are available on the NASDAQ Bulletin Board under the symbols NRDCW and NRDCZ.

                                                  Series A       Series B
For Fiscal Year Ended September 30, 1996          Bid Price      Bid Price
--------------------------------------------      ---------      ----------
          1st Quarter                               $ 0.15         $ 0.05
          2nd Quarter                               $ 0.15         $ 0.05
          3rd Quarter                               $ 0.15         $ 0.05
          4th Quarter                               $ 0.15         $ 0.05

                                                 Series A       Series B
For Fiscal Year Ended September 30, 1995         Bid Price      Bid Price
------------------------------------------       ---------     ----------

          3rd Quarter                               $ 0.15         $ 0.05

          4th Quarter                               $ 0.15         $ 0.05

     On December 11, 1996, the last bid price for the Company's Series A warrants was $0.125, and $0.05 for the Series B Warrants.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables summarize certain selected financial data for the periods presented for the Company. The data for the year ended September 30, 1996, should be read in conjunction with the more detailed audited statements for such year presented elsewhere herein.

STATEMENT OF OPERATIONS DATA

                                                                                                 NATURADE, INC.

                                                                                            YEARS ENDED SEPTEMBER 30,

                                                                          1996          1995         1994        1993       1992
                                                                      ------------  ------------  ----------- ---------- ----------
Net Sales                                                             10,105,532    10,094,740    8,108,576   7,592,260  6,974,620

Gross Profit                                                           4,869,105     4,738,852    3,835,249   3,450,637  2,910,155

Income (loss) from operations before income taxes, extraordinary
   item and cumulative effect of change in accounting principle          204,158       336,808      387,631      49,860   (444,427)

Income Tax expense (benefit)                                              38,000       (58,275)     (29,000)     27,000    (29,606)

   Income (loss) before extraordinary item and cumulative
      effect of change in accounting principle                           166,158       395,083      416,631      22,860   (414,821)

Extraordinary item, relief of indebtedness                                                   -            -           -    136,448

   Income (loss) before cumulative effect of change in                   166,158       395,083      416,631      22,860   (278,373)
   accounting principle

Cumulative effect of change in accounting principle                            -             -       91,000           -          -

   Net income (loss)                                                     166,158       395,083      507,631      22,860   (278,373)

Income (loss) per common and common equivalent shares:
   Before extraordinary item and cumulative effect of change
      in accounting principle                                               0.06          0.14         0.15        0.01      (0.17)

   Extraordinary item                                                                        -            -           -       0.06

   Cumulative effect of change in accounting principle                         -             -         0.03           -          -

      Net Income (loss)                                                     0.06          0.14         0.18        0.01      (0.11)


BALANCE SHEET DATA                                                                                 SEPTEMBER 30,

                                                                          1996          1995         1994        1993       1992
                                                                      ------------  ------------  ----------- ---------- ----------
Total Assets                                                           5,160,235     4,820,775    2,564,613   2,093,239  2,048,751

Long-term obligations                                                  2,418,334     2,555,675      199,060     393,117    590,861

Common Stock                                                                 259           254          278         269        260

Shareholders Equity (deficit)                                          1,080,224       897,588      762,800      67,965    (49,563)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     Inventories increased $237,560 to $1,333,535 at September 30, 1996 from $1,095,975 at September 30, 1995, and are expected to continue to increase during fiscal 1997. This increase was required to support the overall increase in the sales of the Company's products during the last quarter of fiscal 1996 and the anticipation of increased future sales. The Company expects to finance inventory increases in the same manner they have financed their growth in the last five years, through bank borrowings and internally generated funds.

     The Company's cash provided by operating activities increased $5,586 from $90,635 in 1995 to $96,221 in 1996. This increase was mainly a result of the changes in accounts receivable and accounts payable. In 1996 there was an increase in accounts receivable of $260,393 primarily resulting from higher sales in the month of September 1996 as compared to the month of September 1995. In 1996 the Company's accounts payable increased $160,534 as a result of higher inventory purchases.


     During 1996 the Company's working capital increased to $879,651 from $783,549 at September 30, 1995.

     Cash used in capital expenditures totaled $147,140, down from $1,056,254 in 1995 primarily as a result of the Company's purchase in 1995 of a two-thirds interest in the real property it occupies. The capital expenditures for 1995 were much more significant than in prior years as a result of this purchase. Management forecasts that capital expenditures for 1997 will be less than $150,000 and will be financed by bank loans, leasing and/or cash flow from operations.

     The Company's cash provided by financing activities was $54,618 compared to $880,134 in 1995 primarily as a result of the borrowing for the capital expenditure described above.

     The Company has a $1,000,000 open line of credit available through February 1, 1997. As of September 30, 1996, $700,000 was outstanding on this line compared to $350,000 as of September 30, 1995. Management has no reason to believe that this line will not be extended.

     Management is of the opinion that the Company has sufficient business, liquidity and capital resources to finance its operations.

RESULTS OF OPERATIONS


1996 VS. 1995

     Net sales for the fiscal year ended September 30, 1996 exceeded the prior year by $10,792. However, domestic branded sales, which represented 81% of total sales, increased $1,798,310 or 28% to $8,186,613. Private label sales, representing 12% of total sales decreased $761,397 or 39% to $1,216,526. International sales, which represented the remaining 7% of sales, decreased $1,026,121 or 59% to $702,393.

     The Company attributes the majority of the 28% domestic branded sales increase to increased promotional and marketing expenditures in a concerted effort to expand distribution. On January 1, 1996, the Company implemented an approximate 5% price increase on selected items representing 15% of total domestic sales, excluding private label sales. The sales increase was accomplished primarily by expanded distribution to existing distributors and the addition of several smaller distributors covering areas in which the Company was not previously represented.

     The Company redesigned its Aloe Vera 80 Skin & Hair Care line and the "new look" started distribution in the Spring of 1996. The Company also added eight new products to the line as well as three new Aloe Vera 80 Sun Care products.

     In addition to the new Aloe Vera 80 products, the Company developed and introduced two new protein formulas, one new herbal formula and three new amino acid formulas.

     A new area of distribution for the Company in 1996 was the chain of 2,400 GNC stores. The Company now distributes its complete line of Aloe Vera 80 Skin and Hair Care products through both the GNC corporate and franchise stores. In addition to the Aloe Vera 80 products, the Company sells a variety of its herbal products to GNC.

     The Company completed the initial product development and package design for its new Biospec brand of vitamins, minerals and herbal supplements. This new label will be distributed exclusively through alternative health practitioners. Distribution is planned to begin during the first fiscal quarter of 1997.

     Private label sales decreased because a major private label customer discontinued a product grouping that the Company had manufactured for them in 1995.

     International sales decreased because a customer in Saudi Arabia (who was the Company's largest international customer in 1995) completely reorganized and redesigned its packaging which resulted in no shipments during fiscal 1996. As this reorganization and redesign is now completed, the Company expects shipments to this customer to resume during the first quarter of fiscal 1997.

     Gross profit for the fiscal year ended September 30, 1996 increased 1.3% to 48.2% from 46.9% in the prior fiscal year. This increase was primarily the result of decreased private label and international sales, both of which carry lower margins, as well as the price increase discussed above.

     Selling, general and administrative expenses increased $474,997 or 12.3% to 42.8% of sales from 38.1% last year. Sales and marketing expenses related to domestic sales increased $593,319 or 44.5% to 19.1% of sales from 13.2% last year, while the remaining expenses in sales and marketing related to international sales and general and administrative expenses decreased $118,322. The majority of this $593,319 increase is comprised of the following: an increase in advertising of $133,640; an increase in compensation and related payroll costs of $197,124; an increase in design, production and printing related to the packaging upgrade of the Company's skin and hair care products as well as for new products in the amount of $117,294; and an increase in promotional expenses of $97,013.

     Management has eliminated the valuation allowance on deferred tax assets since they believe it is more likely than not that the deductible temporary differences will be realized. 1996, 1995, and 1994 pretax income was approximately $204,000, $337,000 and $388,000, respectively. Deferred tax assets will be realizable from future taxable income. Management estimates that it will require four years of taxable income consistent with levels of the past four years to realize the deferred tax assets. Based on the Company's operating results and management's expectation of future performance it believes this level of taxable income is attainable. If the company is unable to generate the income necessary to recognize the deferred tax assets recorded, a valuation allowance will need to be provided that would be charged to income when recorded.

RECENT ACCOUNTING DEVELOPMENTS

     As described in Note 1 to the financial statements there are two accounting standards that will be adopted by the Company during next year. These adoptions are not expected to have a material impact on the financial statements nor is management aware of any accounting developments pending that would have a material impact on the financial statements.

1995 VS. 1994

     Net sales for the fiscal year ended September 30, 1995, increased $1,986,164 or 24.5%. Domestic sales, which represented 83% of total sales, increased $1,843,910 or 28% while international sales, which represented the remaining 17% increased $142,254 or 9%. Private label sales which are included in the domestic sales category increased $965,888 or 96%.

     On January 1, 1995, the Company implemented an approximate 10% price increase on selected items representing 19% of total domestic sales, excluding private label sales.

     The Company attributed the majority of the 24.5% domestic sales increase to increased promotional activity and an increase in private label sales.

     The results of the Company's package redesign program continued to be very positive. Nearly all of the packaging for the fitness, energy and specialty nutritional formula products was redesigned. Private label sales continued to improve in fiscal 1995 and this category was a strong contributor to increased sales. However, because of the nature of the private label business, there is no assurance that increases in this business will continue. The private label business increases the Company's utilization of its production capacity.

     International sales showed a 9% improvement even though several key customers experienced changes in management and distribution. The company reorganized its international department and planned to become more active in this arena. Because of the nature of the international marketplace, there are no assurances that increases in this business will continue.

     Gross profit for the fiscal year ended September 30, 1995 decreased 0.4% to 46.9% from 47.3% in the prior fiscal year. This decrease was primarily the result of increased private label sales during the year which have lower margins. The effect of the increase in private label sales was largely offset by the increase in margins of other products. Overall, the gross profit increased $903,603 due to the increase in sales.

     Selling, general and administrative expenses decreased 3.7% to 38.1% of sales from 41.8% last year. This was attributed to an increase in operating expenses of $460,604 or 13.6% compared to the sales increase of 24.5%. The increase in selling, general and administrative expenses was primarily related to a $206,293 or 21.7% increase in compensation and related payroll costs as a result of additional staff hired to support operations, a $241,717 or 39.5% increase in other expenses as a result of increased legal expenses and depreciation due to the Company's purchase of the two thirds interest in the building from the Becker Family Trust, as well as costs related to the Company's first annual report to shareholders and a $141,580 or 11.7% increase in commissions, promotion, advertising and freight expense as a result of increased sales. These increases were offset by a $175,902 decrease in rent expense as a result of the Company's purchase of the land and building.

     The Company recorded a deferred tax asset of $184,000 as a result of deductible temporary differences existing at September 30, 1995. Among other deductible temporary differences at September 30, 1995, the Company had a net operating loss carryover of

$275,000 for federal income tax purposes which expires in 2007. Management recorded the deferred tax asset to the extent that they believe it is more likely than not to be realized prior to its ultimate expiration. Management considered its current operational profitability as well as expected future sales levels increases. Management believed its recorded deferred asset to be conservative given 1995 and 1994 pretax income of approximately $337,000 and $388,000, respectively.

     Income before income taxes and cumulative effect of change in accounting principle decreased $50,823 ( including a charge to earnings of $268,000 for the settlement of a lawsuit) or 13% to $336,808 from $387,631 last year. Income before income taxes and cumulative effect of change in accounting principle would have increased $217,177 or 56% without this unusual charge.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached as Exhibits are Financial Statements and the supplementary financial information as required (see Item 14- Exhibits).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The names and ages of the directors and executive officers of the Company as of September 30, 1996, are as follows:

     Name                     Age            Position                     Since
     ----                     ---            --------                     -----

     Allan Schulman           65             President, Chief              1959
                                             Executive Officer,
                                             Director, Chairman
                                             of the Board

     Robert Bearson           73             Director                      1995

     William P. Cordeiro      52             Director                      1991

     Robert L.  Zuber         44             Director                      1992

     Barry M.  Zwick          61             Director                      1992

     Michael Fernicola        50             Executive Vice President      1994

     Paul D.  Shapnick        60             Chief Financial Officer,
                                             Secretary-Treasurer           1992

     The directors serve until the next annual meeting of shareholders, or until their successors are elected.

ALLAN SCHULMAN. Mr. Schulman has attended and completed business courses at the University of California at Los Angeles, Long Beach State College and the University of California at Irvine. A veteran of the Korean War, Mr. Schulman joined NPI in 1953, and was elected President of NPI in 1959. He was elected to the Board of Directors of NPI in 1959, and to the Board of Directors of Naturade in 1991.

ROBERT BEARSON. Mr. Bearson has an MBA in Business Administration from the Harvard Business School, Harvard University, Cambridge, Mass. He also holds a Bachelor of Science Degree from Cal Tech, Pasadena, CA. He runs a consulting business (ABM) and is a Senior Instructor at the University of California at Los Angeles, Business and Engineering Extension. He is a nationally recognized authority on specialty store retailing.

WILLIAM P. CORDEIRO. Dr. Cordeiro has a Ph.D. in Executive Management from Claremont Graduate School and an MBA from the University of Southern California. Since 1983 he has been a partner of BCA Consulting. Since 1988 Dr. Cordeiro has been a Management Professor in the School of Business and Economics of the California State University, Los Angeles. His business experience prior to BCA Consulting was with The Veta Grande Companies, Inc. as their Vice Chairman (1979-1983) and the Manager of Planning and Analysis at various divisions of ARCO (1967-1979).

ROBERT L. ZUBER. Mr. Zuber has a BA in Business from the University of Southern California, and is a CPA. From June of 1993 to July of 1996 he was the Director of Finance at Sheppard, Mullin, Richter and Hampton, and is presently Executive Director of the firm. The previous six years he was Chief Financial Officer and a member of the Board of American Pacific Mint, Inc. He was a Senior Manager at Stonefield and Josephson Accountancy Corporation from 1984 to 1987. He has over 20 years experience in financial management, including ten years as Senior Audit Manager with Ernst & Young.

BARRY M. ZWICK. Mr. Zwick has a BS Degree from the U.S. Military Academy at West Point and an MBA from the University of Southern California. Mr. Zwick has over 25 years experience in the securities business. He was a registered investment advisor. Mr. Zwick has been a member of the Midwest Stock Exchange and the Chicago Board of Trade. Since 1989 he has been a private investor. Prior to this period he was a Managing Director of Ladenburg, Thalmann & Co., Inc.

MICHAEL FERNICOLA. Mr. Fernicola attended Cal Poly Los Angeles doing his undergraduate work majoring in Business Administration and then later earned a Juris Doctorate degree from Northrop Law School. Mr. Fernicola is a licensed attorney in California and was in private practice specializing in business and corporate law before joining Naturade. He is a current member of "The Association of Trial Lawyers of America" and the American Bar Association as well as the Los Angeles County Bar. Prior to practicing law, Mr. Fernicola was an executive for a construction supply company in Los Angeles.

PAUL D. SHAPNICK. Mr. Shapnick has a BS in Accounting from the University of California at Los Angeles, and is a CPA. He has been vice president of finance and chief financial officer of several manufacturing companies, including nine years as chief financial officer and executive vice president of one of the largest health food companies in the industry. Mr. Shapnick joined Naturade in June 1992. From October of 1990 through May of 1992, Mr. Shapnick operated his own financial consulting practice. During the preceding five years, he was the Vice President of Finance for Sandberg Furniture Manufacturing Company.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to the executive officers to whom it paid in excess of $100,000, including cash and issuance of securities.



                             Annual Compensation                         Awards                         Payouts
------------   -------    ---------      --------      -------------   ----------      ---------        --------      --------------
    (a)         (b)          (c)            (d)             (e)            (f)            (g)             (h)               (i)

   Name                                                    Other       Restricted                                           All
    and                                                   Annual          Stock                          LTIP              Other
 Principal                                             Compensation     Award(s)       Options/         Payouts        Compensation
 Position      Year       Salary($)      Bonus($)           ($)            ($)          SARs(#)           ($)               ($)
------------   -------    ---------      --------      -------------   ----------      ---------        --------      --------------
  Allan
  Schulman
  Chief        9/30/94    183,798         17,237             0             0                 0            0                11,351
  Executive    9/30/95    186,040         39,409             0             0            80,000            0                11,712
  Officer      9/30/96    188,754              0             0             0            10,000            0                11,712

------------   -------    ---------      --------      -------------   ----------      ---------        --------      --------------

  Michael
  Fernicola
  Executive    9/30/94      3,462*             0             0             0                 0            0                     0
  Vice         9/30/95     89,231          5,000             0             0            20,000            0                 4,400
  President    9/30/96    105,385          4,013             0             0            40,000            0                 6,600

------------   -------    ---------      --------      -------------   ----------      ---------        --------      --------------




     *Mr. Fernicola's employment with Naturade commenced September 1994.

     In addition, both Mr. Schulman and Mr. Fernicola participate with other full-time employees in the Company's group health and life insurance program. Mr. Schulman owns one third of the land and building in which the Company conducts its activities. As such, Mr. Schulman receives $8,339 per month rental paid by the Company under a facilities lease which extends through July of 1998.

     The 10,000 options awarded to Mr. Schulman were for serving on the Board of Directors and are exercisable at $1.72 per share which was the fair market value on the date of the grant.

     The 40,000 options awarded to Mr. Fernicola included 20,000 excercisable at $1.50 and 20,000 excercisable at $1.13. The fair market value on the date of the grant of both of these options was $1.13.


                                   Option/SAR Grants In Last Fiscal Year

                                                                                               Potential Realizable Value
                                                                                               at Assumed Annual Rates
                                                                                               of Stock Price Appreciation
                                                   Individual                                     for Option Term
------------------- ------------ ---------------- ------------ ------------ ------------------ -------------- ----------------------
------------------- ------------ ---------------- ------------ ------------ ------------------ -------------- ----------------------
        (a)            (b)            (c)            (d)            (e)            (f)            (g)            (h)            (i)

                                  % of Total
                                 Options/SARs
                    Options/      Granted to      Exercise     Market Price
                      SARs         Employees       or Base      on Date of
                     Granted       in Fiscal        Price          Grant       Expiration
Name                   (#)           Year          ($/Sh)         ($/Sh)          Date          5% ($)         10% ($)        0% ($)

------------------- ------------ ---------------- ------------ ------------ ------------------ -------------- ----------------------
------------------- ------------ ---------------- ------------ ------------ ------------------ -------------- ----------------------
Allan Schulman
Chief Executive
Officer
                      10,000          14%            1.72          1.72     January 25, 2006    $11,100        $29,400          -

------------------- ------------ ---------------- ------------ ------------ ------------------ -------------- ----------------------
------------------- ------------ ---------------- ------------ ------------ ------------------ -------------- ----------------------

Michael Fernicola
Executive Vice
President
                      20,000          28%            1.50          1.13    September 12, 2006   $19,400        $51,200          -

                      20,000          28%            1.13          1.13    September 12, 2006   $14,600        $38,600          -

------------------- ------------ ---------------- ------------ ------------ ------------------ -------------- ----------------------
------------------- ------------ ---------------- ------------ ------------ ------------------ -------------- ----------------------

          No options were exercised by officers or directors during the fiscal year ended September 30, 1996.

          The expiration date was arbitrarily estimated to be ten years from the grant date because the options do not have a fixed expiration date. The options expire one year after departure from the Board of Directors. The Company does not have a mandatory retirement date for Directors.

          In June of 1992, the Company entered into a five year Employment Agreement with Allan Schulman, its Chief Executive Officer, providing for a base salary of $175,000 per year, adjusted for cost of living annually, a bonus equal to 10% of pre-tax net operating profits over $250,000, a $1,000 per month car and travel allowance, and various other terms and conditions.

          All directors receive directors' fees of $500 per month, including committee meetings, plus expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth information regarding beneficial ownership as of November 1, 1996, of the Company's common stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and by Officers and Directors of the Company as a group.


                                       Amount and Nature of
     Name & Address                        Beneficial                   Percent
     of Beneficial Owner                      Owner                     of Class
     -------------------               --------------------             --------

     Allan Schulman                            1,281,129      (1)        34.84
     Naturade, Inc.
     7110 E. Jackson St.
     Paramount, CA 90723

     Becker Family Trust                         188,222      (2)         5.12
     6052 Avenida De Costillo
     Long Beach, CA 90803

     Barry M. Zwick                              123,017      (3)         3.35
     925 De La Vina St., Suite 102
     Santa Barbara, CA 93101

     Robert L. Zuber                              57,804      (4)         1.57
     333 S. Hope St., Suite 4300
     Los Angeles, CA 90071

     William P. Cordeiro                          50,000      (5)         1.36
     5755 Kanan-Dume Rd.
     Malibu, Ca. 90265

     Dallas Gold & Silver Exchange, Inc.        372,580       (6)        10.13
     519 Interstate 30, Suite 243
     Rockwall, Tx. 75087

     All officers and Directors as a Group     1,671,950                 45.47
     Consisting of 6 Persons

FOOTNOTES

(1) Total includes 1,002,907 shares solely owned by Mr. Schulman; 89,111 shares which can be purchased upon exercise of the Company's Class A Warrants; 89,111 shares which can be purchased upon exercise of the Company's Class B Warrants; and 100,000 shares which can be purchased under presently exercisable options.

(2) Total includes 10,000 shares solely owned by the Becker Family Trust; 89,111 shares which can be purchased upon exercise of the Company's Class A Warrants and 89,111 shares which can be purchased upon exercise of the Company's Class B Warrants.

(3) Total includes 71,268 shares solely owned by Mr. Zwick; 1,887 shares which can be purchased upon exercise of the Company's Class A Warrants; and 40,000 shares which can be purchased under presently exercisable options; and the following amounts owned by Mr.Zwick's minor son: 8,125 shares, 875 shares which can be purchased upon exercise of the Company's Class A Warrants and 862 shares which can be purchased upon exercise of the Company's Class B Warrants.

(4) Total includes 15,000 shares solely owned by Mr. Zuber; 1,402 shares which can be purchased upon exercise of the Company's Class A Warrants; 1,402 shares which can be purchased upon exercise of the Company's Class B Warrants; and 40,000 shares which can be purchased under presently exercisable options.

(5) Total includes 10,000 shares owned by BCA Associates, of which Dr. Cordeiro is a 44% shareholder; and 40,000 shares which can be purchased under presently exercisable options.

(6) Dallas Gold & Silver Exchange, Inc. ("Dallas Gold") is a national wholesaler and retailer of precious metals and jewelry products based in Dallas, Texas. The securities of Dallas Gold trade on the American Stock Exchange under the symbol " DLS.EC". Dr. Len Smith, a consultant to the Company, is the Chairman of the Board, Chief Executive Officer and the controlling stockholder of Dallas Gold, and is the direct beneficial owner of 100,000 of these shares of the Company's common stock and 60,000 shares which can be purchased under a presently exercisable option. Dallas Gold and Dr. Smith each disclaim beneficial ownership of the shares held by each other, and report separately.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to Option Agreements dated January 25, 1995, each Director then serving on the Company's Board was granted an option to acquire 20,000 additional shares of the Company's Common Stock, at an exercise price equal to the average bid price of the common stock for the thirty day period ending December 30, 1994 (which was $1.07 per share). In addition, the Option Agreements provide that Directors will be granted options to purchase an additional 10,000 shares of the Company's Common Stock for each year that they serve as a director of the Company after January 1, 1995, at a price equal to the average bid price of the Common Stock for the 30 day period ending December 30th preceding the date on which such option is granted. These options expire one year after the Director leaves the Board. During January 1995, four directors each were granted options to acquire 10,000 additional shares of the Company's common stock, at an excercise price equal to the average bid price of the common stock for the thirty day period ending December 30, 1995 (which is $1.72 per share).

     The Company and Allan Schulman, the Company's President, own a two-thirds and a one-third interest, respectively, in the industrial building which houses the Company's production facilities and executive offices. The Company and Mr. Schulman are parties to a Tenancy in Common Agreement dated as of February 1, 1995, which defines the obligations of the Company and Mr. Schulman as co-owners of the property and grants to each a right of first refusal to purchase the other's interest under certain circumstances. The Company has a facilities lease covering Mr. Schulman's one-third interest in this property. This lease, which extends through July 31, 1998, has a current monthly rental payable to Mr. Schulman of $8,339, subject to annual cost of living adjustments. In the current Southern California rental market it is unclear whether the terms of this lease are comparable to those that could be obtained from an independent third party. However, in management's opinion the terms were fair and reasonable in 1988, the year this lease was entered into, and the lease represents a binding obligation of the Company.

     In September 1996, the Company granted additional stock options to Michael Fernicola, the Company's Executive Vice President to purchase 20,000 shares of the Company's common stock at an exercise price of $1.13.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) Financial   Statements.     The  following  Financial  Statements, together
with the report of McGladrey & Pullen, LLP are included in this report.


                              FINANCIAL STATEMENTS

    Balance Sheets
    Statements of Income
    Statements of Stockholders' Equity
    Statements of Cash Flows
    Notes to Financial Statements

(2) Exhibits.

                               INDEX TO EXHIBITS

                                                                           PG #
                                                                           ----

(a) Lease Agreement between NPI and Messs. Schulman and Becker, incorporated by reference to the Company's Form 10-K Annual Report filed for fiscal 1991 and the Exhibits and Attachments thereto.

(b) Form of Class A Warrant Certificate, incorporated by reference to the Company's Form 10-K Annual Report filed for fiscal 1991 and the Exhibits and Attachments thereto.

(c) Form of Class B Warrant Certificate, incorporated by reference to the Company's Form 10-K Annual Report filed for fiscal 1991 and the Exhibits and Attachments thereto.

(d) Revised Consulting Agreement between Sam Becker and NPI, incorporated by reference to the Company's Form 10-K Annual Report filed for fiscal 1992 and the Exhibits and Attachments thereto.

(e) Form of Broker Agreement between NPI and Domestic Brokers, incorporated by reference to the Company's Form 10-K Annual Report filed for fiscal 1991 and the Exhibits and Attachments thereto.

(f)  Employment Agreement with Sandy Hines, Vice  President,
International/Brand Development, incorporated by reference to the Company's Form 10-Q Report filed for the quarterly period ended December 31, 1993 and the Exhibits and Attachments thereto.

(g) Consulting Agreement with Dr. Len Smith, incorporated by reference to the Company's Form 10-Q Report filed for the quarterly period ended March 31, 1994 and the Exhibits and Attachments thereto.

(h) Certificate of Incorporation of Naturade, Inc. incorporated by reference to the Company's 10-K Annual Report filed for fiscal 1991 and the Exhibits and Attachments thereto.

(i) Employment Agreement with Allan Schulman, incorporated by reference to the Company's Form 10-K Annual Report filed for fiscal 1992 and the Exhibits and Attachments thereto.

(j)  Amendment to Employment Contract with Paul Shapnick, Chief
Financial Officer, incorporated by reference to the Company's Form 10-K Annual Report filed for fiscal 1993 and the Exhibits and Attachments thereto.

(k)  DermaRay International L.L.C.  Limited Liability  Company
Agreement, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1994 and the Exhibits and Attachments thereto.

(l) By Laws of Naturade, Inc., as amended dated July 6, 1995, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

(m) Form of Option Agreement for Purchase of Naturade, Inc. Common Stock for Directors, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1995 and the Exhibits and
Attachments thereto.

(n) Option Agreement for Purchase of Naturade, Inc. Common Stock for Michael Fernicola, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

(o) Amendment dated May 2, 1995 to Agreement For Purchase of Stock and Real Property dated January 1, 1995, incorporated by Reference to the Company's Form 10-Q Report filed for quarterly period ended December 31, 1994 and Exhibits and Attachments thereto.

(p) Open Line of Credit with South Bay Bank, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

(q) Exclusive License and Distributorship Agreement dated August 14, 1995 with Group Michel Iderne, incorporated by reference to the Company's Form 10-K

Annual Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

(r) Product Development and Promotion Agreement dated August 23, 1995 with Health-Tech Institute Corp., incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1995 and the
Exhibits and Attachments thereto.

(s) Settlement Agreement with Neal D'Agostino dated November 30, 1995, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

Exhibit 27.  Financial Data Schedule

Exhibit 99.  Open line of credit Promissory Note with South Bay Bank.         29



B.   THERE WERE NO FORM 8-K'S FILED DURING FISCAL 1996.

C. FINANCIAL STATEMENT SCHEDULES. THE FOLLOWING IS A LIST OF THE FINANCIAL STATEMENT SCHEDULES FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.

     None

     Supplemental Information to be furnished with Reports filed pursuant to
Section 15 (d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders with respect to the Company's last fiscal year. Proxy materials will be furnished to security holders subsequent to the filing of this Form 10-K and copies of such material will be furnished to the Commission when it is sent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATURADE, INC.

Date:     12/12/96                      BY  /S/ ALLAN SCHULMAN
                                        -----------------------------------
                                        Allan Schulman
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.


Signature                                 Title                          Date

                                 Chief Executive Officer               12/12/96
                                 President
/S/ ALLAN SCHULMAN               Chairman of the Board
-------------------------        (Principal Executive Officer)
Allan Schulman

/S/ PAUL D. SHAPNICK             Chief Financial Officer               12/12/96
-------------------------        (Principal Accounting Officer)
Paul D.  Shapnick

/S/ROBERT BEARSON                Director                              12/12/96
-------------------------
Robert Bearson

 /S/WILLIAM P. CORDEIRO          Director                              12/12/96
-------------------------
William P.  Cordeiro

/S/ROBERT L. ZUBER               Director                              12/12/96
-------------------------
Robert L.  Zuber

 /S/BARRY M. ZWICK               Director                              12/12/96
-------------------------
Barry M.  Zwick

                                 NATURADE, INC.

                                FINANCIAL REPORT

                               SEPTEMBER 30, 1996

                                    CONTENTS

                                                                           Page
-------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT
ON THE FINANCIAL STATEMENTS                                                F-1

------------------------------------------------------------------------------
FINANCIAL STATEMENTS

Balance sheets                                                             F-2
Statements of income                                                       F-3
Statements of stockholders' equity                                 F-4 and F-5
Statements of cash flows                                                   F-6
Notes to financial statements                                      F-7 to F-26

------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
ON THE SCHEDULE                                                           F-27

------------------------------------------------------------------------------
SCHEDULE

Schedule II - Valuation and qualifying account                            F-28

------------------------------------------------------------------------------

                                  [LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT
                           ON THE FINANCIAL STATEMENTS


To the Board of Directors
Naturade, Inc.
Paramount, California


We have audited the accompanying balance sheets of Naturade, Inc., as of September 30, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Naturade, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



/s/McGladrey & Pullen, LLP

Anaheim, California
October 31, 1996

NATURADE, INC.

BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995



ASSETS                                                                    1996                1995
----------------------------------------------------------------------------------------------------
Current Assets
  Cash                                                               $   120,143         $   116,444
  Accounts receivable, net                                               921,361             664,816
  Inventories                                                          1,333,535           1,095,975
  Prepaid expenses                                                        28,289             189,826
  Deferred income taxes                                                  138,000              84,000
                                                                     -------------------------------
      TOTAL CURRENT ASSETS                                             2,541,328           2,151,061

Available-for-Sale Security                                              128,573             149,188

Property and Equipment, net                                            2,201,102           2,182,535

Intangible Assets, net                                                   147,851             162,965

Other Assets                                                             141,381             175,026
                                                                     -------------------------------
                                                                     $ 5,160,235         $ 4,820,775
                                                                     -------------------------------
                                                                     -------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Current Liabilities
  Notes payable                                                      $   720,938         $   415,111
  Current maturities of long-term debt                                   181,783             304,599
  Other current liabilities                                              758,956             647,802
                                                                     -------------------------------
        TOTAL CURRENT LIABILITIES                                      1,661,677           1,367,512
                                                                     -------------------------------

Long-Term Debt, less current maturities, including
  net obligations to stockholder and related parties;
  1996 $234,611; 1995 $258,110                                         2,418,334           2,555,675
                                                                     -------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
  Common stock, par value $.0001 per share; authorized
    50,000,000 shares; issued and outstanding 2,593,005
    shares in 1996 and 2,538,461 shares in 1995                              259                 254
Common stock to be issued                                                     --             100,000
Additional paid-in capital                                               236,263             107,420
Retained earnings                                                        813,359             647,201
Unrealized gain on available-for-sale security, net                       30,343              42,713
                                                                     -------------------------------
                                                                       1,080,224             897,588
                                                                     -------------------------------

                                                                     $ 5,160,235         $ 4,820,775
                                                                     -------------------------------
                                                                     -------------------------------

See Notes to Financial Statements.

NATURADE, INC.

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                               1996               1995                1994
--------------------------------------------------------------------------------------------------------------
Net Sales                                                 $ 10,105,532        $ 10,094,740        $  8,108,576

Cost of Sales                                                5,236,427           5,355,888           4,273,327
                                                          ----------------------------------------------------
      GROSS PROFIT                                           4,869,105           4,738,852           3,835,249
                                                          ----------------------------------------------------
Selling, General and Administrative
  Expenses, including rent expense
  to a related party, 1996 none;
  1995 $100,072; 1994 $293,826                               4,323,154           3,848,157           3,387,553

Lawsuit Settlement Expense                                          --             268,000                  --
                                                          ----------------------------------------------------
                                                             4,323,154           4,116,157           3,387,553
                                                          ----------------------------------------------------

     OPERATING INCOME                                          545,951             622,695             447,696

Other Income (Expense)
  Miscellaneous, net                                            13,180               1,816              31,237
  Interest expense                                            (354,973)           (287,703)            (91,302)
                                                          ----------------------------------------------------

        INCOME BEFORE INCOME
         TAXES AND CUMULATIVE
         EFFECT OF CHANGE IN
         ACCOUNTING PRINCIPLE                                  204,158             336,808             387,631

Income Tax Expense (Benefit)                                    38,000             (58,275)            (29,000)
                                                          ----------------------------------------------------

        INCOME BEFORE CUMULATIVE
         EFFECT OF CHANGE IN
         ACCOUNTING PRINCIPLE                                   166,158             395,083             416,631

Cumulative Effect of Change in
  Accounting Principle                                              --                  --              91,000
                                                          ----------------------------------------------------
               NET INCOME                                  $    166,158        $    395,083        $    507,631
                                                          ----------------------------------------------------
                                                          ----------------------------------------------------

Income Per Common and Common
  Equivalent Shares
  Before cumulative effect of change
    in accounting principle                               $       0.06        $       0.14        $       0.15
  Cumulative effect of change in
    accounting principle                                            --                  --                0.03
                                                          ----------------------------------------------------
               NET INCOME PER SHARE                       $       0.06        $       0.14        $       0.18
                                                          ----------------------------------------------------
                                                          ----------------------------------------------------


See Notes to Financial Statements.

NATURADE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                                                                                        Unrealized
                                                                                                                         Gain On
                                                                                                                        Available-
                                              Common Stock               Common           Additional      Retained       for-Sale
                                        ---------------------------    Stock To Be           Paid-In       Earnings       Security,
                                          Shares           Amount         Issued            Capital       (Deficit)         Net
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1993              2,771,138       $    269      $      --           $ 323,209     $ (255,513)     $      --

  Contributed capital arising
   from stock option
   compensation                                 --             --             --              11,250             --             --

  Issuance of common stock
   as compensation                           5,000              5             --               6,245             --             --

  Exercise of stock warrants:
   Class A                                   3,105              4             --               3,101             --             --
   Class B                                     158             --             --                 474             --             --

  Change in accounting
   for available-for-sale
   security, net                                --             --             --                  --             --        166,125

  Net income                                    --             --             --                  --        507,631             --
                                        -------------------------------------------------------------------------------------------
Balance, September 30, 1994              2,779,401            278             --             344,279        252,118        166,125

  Issuance of common stock                 185,000             19             --             185,981             --             --

  Repurchase of common
   stock                                  (440,411)           (44)            --            (451,956)            --             --

  Exercise of options                       10,000              1             --               8,749             --             --

  Contributed capital arising
   from stock option
   compensation                                 --             --             --              15,700             --             --

  Exercise of stock warrants:
   Class A                                   4,373             --             --               4,373             --             --
   Class B                                      98             --             --                 294             --             --

  Decrease in unrealized gain
   on available-for-sale
   security, net                                --             --             --                  --             --       (123,412)

  Common stock to be issued
   in connection with
   lawsuit settlement                           --             --        100,000                  --             --             --

  Net income                                    --             --             --                  --        395,083             --
                                          ----------------------------------------------------------------------------------------

Balance, September 30, 1995,
 forward                                 2,538,461        $   254    $   100,000         $   107,420    $   647,201     $   42,713




See Notes to Financial Statements.

NATURADE, INC.

YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                                                                                        Unrealized
                                                                                                                         Gain On
                                                                                                                        Available-
                                               Common Stock               Common           Additional      Retained       for-Sale
                                          -----------------------      Stock To Be           Paid-In       Earnings       Security,
                                          Shares           Amount         Issued            Capital       (Deficit)         Net
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995
  forwarded                              2,538,461       $    254     $  100,000           $ 107,420      $ 647,201     $   42,713

  Issuance of common stock                  45,662              4       (100,000)             99,996             --             --

  Contributed capital arising
   from stock option
   compensation                                 --             --             --              19,900             --             --

  Exercise of stock warrants:
   Class A                                   8,849              1             --               8,848             --             --
   Class B                                      33             --             --                  99             --             --

  Decrease in unrealized gain
   on available-for-sale
   security, net                                --             --             --                  --             --        (12,370)

  Net income                                    --             --             --                  --        166,158             --
                                        ----------------------------------------------------------------------------------------
Balance, September 30, 1996              2,593,005       $    259       $     --           $ 236,263      $ 813,359      $  30,343
                                        ------------------------------------------------------------------------------------------
                                        ----------------------------------------------------------------------------------------


See Notes to Financial Statements.

NATURADE, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1996, 1995 and 1994


                                                                                1996                1995                1994
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                              $   166,158         $   395,083         $   507,631
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                              142,530             113,571              69,036
   Provision for losses on accounts receivable                                  3,848              (9,537)                104
   Deferred income taxes                                                      (27,000)            (64,000)            (29,000)
   Undistributed loss on equity investment                                      8,109              29,000                  --
   Cumulative effect of change in accounting
    principle                                                                      --                  --             (91,000)
   Compensation expense arising from stock
    options and issuance of common stock                                       19,900              15,700              17,500
   Common stock to be issued                                                       --             100,000                  --
   (Increase) decrease in assets:
    Accounts receivable                                                      (260,393)            (19,519)            199,088
    Inventories                                                              (237,560)           (129,307)           (224,830)
    Prepaid expenses                                                          161,537             (83,079)            (45,443)
   Increase (decrease) in other current liabilities                           111,154            (225,676)             91,657
   Other                                                                        7,938             (31,601)              1,858
                                                                          ---------------------------------------------------
      NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                                             96,221              90,635             496,601
                                                                          ---------------------------------------------------

Cash flows from Investing Activities, net cash
 (used for) capital expenditures                                              (147,140)        (1,056,254)            (44,892)
                                                                          ---------------------------------------------------

Cash Flows from Financing Activities
   Net borrowings (payments) under line of credit
    agreement                                                                 350,000             119,000            (135,500)
   Proceeds from issuance of debt                                              81,560           1,150,984              36,888
   Principal payments under debt, including capital lease                    (398,545)           (408,781)           (216,506)
   Proceeds from exercise of options and warrants                               8,948              13,417               3,579
   Principal payments received on receivable
    from stockholder                                                           12,655               5,514                  --
                                                                          ---------------------------------------------------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                                   54,618             880,134            (311,539)
                                                                          ---------------------------------------------------

      NET INCREASE (DECREASE) IN CASH                                           3,699             (85,485)            140,170

Cash
  Beginning of year                                                           116,444             201,929              61,759
                                                                          ---------------------------------------------------
  End of year                                                             $   120,143         $   116,444         $   201,929
                                                                          ---------------------------------------------------
                                                                          ---------------------------------------------------

See Notes to Financial Statements.

      `

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Naturade, Inc. manufactures and markets products for the health and fitness industries, including vitamins and skin and hair care products. The Company distributes its products on a wholesale basis both domestically and internationally to retailers specializing in health oriented products and fitness facilities. The Company grants credit to customers on an unsecured basis after performing credit evaluations of its customers consistent with industry practice. The Company's ability to purchase raw materials, sell products and collect the amounts due from customers is affected by economic fluctuations in the health and fitness industries both domestically and internationally.

The Company has three fictitious business name statements to operate under:
Scientific Botanicals, Pure Life Natural Products, and Naturade Products, Inc. The first two dba's are primarily for private label products sales.

A SUMMARY OF THE SIGNIFICANT ACCOUNTING POLICIES UTILIZED BY THE COMPANY IS AS
FOLLOWS:

USE OF ESTIMATES:


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH CONCENTRATION:

The Company maintains cash balances in accounts insured by the federal government up to $100,000. At September 30, 1996 the Company had cash in one bank totaling $313,741, which is $213,741 in excess of the insured amount. The balance represents the banks balance and is not reduced for checks outstanding in the amount of $195,415 at September 30, 1996.

INVENTORIES:

Inventories are stated at the lower of cost (weighted average) or market.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN MARKETABLE EQUITY SECURITY:

The Company has an investment in a marketable equity security, consisting of 108,500 shares of common stock.

The Company accounts for this security under the provisions of Financial Accounting Standards Board (FASB) Statement No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". Statement No. 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Since the Company does not buy investment securities in anticipation of short-term fluctuations in market prices, the investment in marketable equity securities has been classified as available-for-sale in accordance with Statement No. 115. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

In 1996, the Company adopted FASB Statement No. 107, which requires disclosure about the fair value of the company's financial instruments. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The method and assumptions used to estimate the fair value of the following classes of financial instruments were:

     AVAILABLE-FOR-SALE SECURITY - Fair value and carrying value is based on quoted market prices.

     LINE OF CREDIT - The carrying amount approximates fair value because the interest rate fluctuates with a prime rate.

     LONG-TERM DEBT - The carrying amounts of the mortgage notes payable approximate fair value because the interest rate fluctuates with a prime rate. The fair value of the other long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The fair value of the other long-term debt is approximately $850,000 compared to the carrying value of other long-term debt of $914,000.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purpose of these financial statements since that date, and a current estimate of fair values may differ significantly from the amounts presented herein.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION:

Depreciation of property and equipment is provided over the following estimated useful lives of the respective assets on the straight-line basis:

-------------------------------------------------------------------------------
     Building                                                    27 years
     Machinery and equipment                                     5 - 10 years
     Furniture and fixtures                                      7 years
     Autos and trucks                                            5 years
     Leasehold improvements                                      5 - 20 years


Amortization expense on capitalized leases is included with depreciation expense on owned assets.

INVESTMENT IN JOINT VENTURE:

The Company is accounting for its investment in a joint venture with another company by the equity method of accounting under which the Company's 50% share of the net loss of the joint venture is recognized as a loss in the Company's income statement and deducted from the investment account, net of related amortization of negative goodwill. The negative goodwill is being amortized over a five-year period.

INTANGIBLE ASSETS:

Trademarks, copyrights and other intangible assets with a total combined cost of $279,834 at both September 30, 1996 and 1995, are being amortized using the straight-line method over a 15-year to 25-year period. Accumulated amortization on these assets at September 30, 1996 and 1995 amounted to $131,983 and $116,869, respectively.

DISCOUNT ON CAPITAL LEASE OBLIGATION:

Discount on capital lease obligation represents the difference between the present value of the minimum lease payments and the amount that was recorded to capitalize the building at its fair value. The discount is being amortized over
23.5 years (the amortized life of the related debt) using the interest method.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS PER SHARE:

Earnings per common and common equivalent shares was computed by dividing the Company's earnings by the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares used to calculate earnings per common and common equivalent share during 1996, 1995 and 1994 was 2,777,000, 2,822,000 and 2,836,000, respectively.

RESEARCH AND DEVELOPMENT:

Research and development costs are included in expense when incurred.

ADVERTISING:

The Company expenses the cost of advertising the first time the advertising takes place. No amounts are included in the Company's balance sheet for deferred advertising costs at September 30, 1996 and 1995.

ACCOUNTING DEVELOPMENTS:

In 1995 the FASB issued Statement No 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION". Statement No. 123, establishes financial accounting and reporting standards for stock-based employee compensation plans such as a stock purchase plan. The Statement generally suggests, but does not require, stock-based compensation transactions with employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No. 123. Nonemployee stock-based transactions occurring after December 15, 1995 must be accounted for at fair value. The Company has determined that it will continue to follow the measurement principles of APB Opinion No. 25 for stock-based employee compensation, therefore, adoption of this pronouncement in fiscal year 1997 is not expected to have a material impact on the financial statements.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 1995, the FASB issued Statement No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 will first be required for the Company's year ending September 30, 1997. Based on its preliminary analysis, the Company does not anticipate that the adoption of Statement No. 121 will have a material impact on the financial statements.

RECLASSIFICATION OF CERTAIN ACCOUNTS:

Certain accounts have been reclassified with no effect on stockholders' equity or net income to be consistent with the classifications adopted for 1996.

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at September 30, 1996 and 1995:

                                                      1996              1995
-------------------------------------------------------------------------------
   Trade                                         $   969,930        $  709,024
   Other                                              16,431            10,792
   Allowance for doubtful accounts                    (5,000)           (5,000)
   Allowance for returns and allowances              (60,000)          (50,000)
                                                 -----------------------------
                                                 $   921,361        $  664,816
                                                 -----------------------------
                                                 -----------------------------

NOTE 3.   INVENTORIES

Inventories consist of the following at September 30, 1996 and 1995:

                                                      1996              1995
-------------------------------------------------------------------------------
   Raw materials                                $    902,064       $   713,067
   Finished goods                                    431,471           382,908
                                                 -----------------------------
                                                $  1,333,535       $ 1,095,975
                                                 -----------------------------
                                                 -----------------------------

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 4.  AVAILABLE-FOR-SALE SECURITY

During 1993, the Company exchanged 156,000 shares of its restricted common stock for 108,500 shares of restricted common stock of another publicly held company. The Company valued the transaction at its fair value of $78,000. A consultant for the Company is the Chairman of the Board for the other company. During 1995 the restrictions on the stock were removed.

At September 30, 1996 and 1995, stockholders' equity includes $30,343 (net of $20,230 in deferred tax effect) and $42,713 (net of $28,475 in deferred tax effect), respectively, to recognize the unrealized gain on the available-for-sale security at that date.

The available-for-sale security at September 30, 1996 and 1995 is summarized as follows:

                                                       1996              1995
-------------------------------------------------------------------------------
   Cost of security                               $   78,000        $   78,000
   Gross unrealized gain                              50,573            71,188
                                                 -----------------------------
          FAIR VALUE                              $  128,573        $  149,188
                                                 -----------------------------
                                                 -----------------------------

NOTE 5.  PROPERTY AND EQUIPMENT, NET

A summary as of September 30, 1996 and 1995 of property and equipment at cost follows:

                                                      1996              1995
-------------------------------------------------------------------------------
   Land                                          $   318,533       $   318,533
   Building and improvements                       1,757,727         1,757,727
   Machinery and equipment                           467,618           401,582
   Furniture and fixtures                            151,762           139,705
   Autos and trucks                                  124,514           115,338
   Leasehold improvements                            149,125            96,983
                                                 -----------------------------
                                                   2,969,279         2,829,868
   Accumulated depreciation and amortization        (768,177)         (647,333)
                                                 -----------------------------
         PROPERTY AND EQUIPMENT, NET             $ 2,201,102       $ 2,182,535
                                                 -----------------------------
                                                 -----------------------------

Building and improvements include a capitalized lease of $691,333 at September 30, 1996 and 1995. The related accumulated amortization on this capitalized lease is $49,000 and $20,000 at September 30, 1996 and 1995, respectively.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 6.  NOTES PAYABLE

The Company has a $1,000,000 line of credit agreement with a bank. Interest on borrowings under the agreement, which is payable monthly, is charged at the "Bank of America Prime Lending Rate" (8.25% at September 30, 1996) plus 1.5%. The agreement expires in February 1997. The agreement is collateralized by substantially all of the Company's assets and is guaranteed by the Company's president. In connection with the agreement there cannot be a change in ownership of the Company greater than 25%. Borrowings under this agreement at September 30, 1996 totaled $700,000.

The Company also has two other short-term notes payable at September 30, 1996 totaling $20,938.

NOTE 7.  LONG-TERM DEBT

A summary of long-term debt including capitalized lease obligation follows:

-------------------------------------------------------------------------------

                                                                         1996                    1995
---------------------------------------------------------------------------------------------------------
Variable mortgage notes payable to bank, secured by a first
 trust deed on the Company's building and land (A):
   Due in monthly installments of $11,609, including interest, through June 2000, at which time all remaining principal
    and interest is due.  Interest, which cannot exceed 13%, is charged at the "Wall Street Journal Prime Rate" (8.25% at
    September 30, 1996) plus 1% and is adjusted annually.
    The note is guaranteed by the Company's president.               $  1,238,230             $  1,252,375

   Due in monthly installments of $5,813, including interest, through May 2000, at which time all remaining principal
    and interest is due. Interest is charged at the "Wall Street
    Journal Prime Rate" plus 1.5%  and is adjusted annually.              212,588                  258,327

8% notes payable to a former stockholder's estate (see Note 13), due in monthly installments of $10,616, including interest, through March 2005.  The notes provide a 10% prepayment penalty calculated on the outstanding principal balance if the Company enters into a merger, sale or reorganizes prior to March 2005.
 One note for $207,665 is unsecured and subordinated to all
 other debt whereas the other note for $570,797 is secured
 by a second trust deed on the Company's building and land.              778,462                  840,843
                                                                    -------------------------------------
     SUBTOTAL FORWARD                                               $  2,229,280             $  2,351,545

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7.   LONG-TERM DEBT (CONTINUED)
-------------------------------------------------------------------------------

                                                               1996                1995
-------------------------------------------------------------------------------------------
          SUBTOTAL FORWARDED                             $   2,229,280       $   2,351,545

10% note payable to bank, secured by substantially all
  of the Company's assets, due in monthly installments
  of $1,229, including interest, through July 1999.             35,923                  --

10% imputed interest liability to an individual, due
  in monthly installments of $3,000, including interest,
  through December 1998.                                        71,438              92,974


Capitalized lease obligation (Note 8)                          234,611             226,489

Other notes payable                                             28,865             189,266
                                                         ---------------------------------
                                                             2,600,117           2,860,274
Less current maturities of long-term debt                      181,783             304,599
                                                         ---------------------------------
          LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES   $   2,418,334       $   2,555,675
                                                         ---------------------------------
                                                         ---------------------------------

(A) In June 1995, the Company refinanced with another bank the debt on the Company's 67% ownership in its building and land. In connection with the refinancing, the Company agreed to be the sole obligor on 100% of the debt secured by the building and land. The Company has recorded the full amount of the refinanced notes in long-term debt and has recorded a receivable from the holder of the building and lands' 33% owner. The owner of the 33% interest is the Company's president and is the Company's largest stockholder. The balance of the receivable at September 30, 1996 and 1995 is $449,497 and $462,153, respectively. The receivable is due in monthly installments of approximately $4,900 and bears interest at the same rates prevailing on the debt (see Note 8).

A summary of long-term debt maturities are: 1997 $181,783; 1998 $189,613; 1999 $168,929; 2000 $927,913; 2001 $103,006; and thereafter $1,028,873 (total
$2,600,117).

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 8.   CAPITALIZED LEASE OBLIGATION

The Company leases 33% of a building from its president, who is the Company's largest stockholder, under a ten-year lease agreement which requires monthly payments of $8,339. The Company is the sole obligor on the president's portion of the note payable on the building, and has recorded the lease as a capital lease over the 23.5 year fully amortized term of the note. The Company has also recorded a related receivable from the president for his portion of the note payable on the building. In connection with this receivable, the Company has an agreement with the president granting a right of offset between the receivable from the president and the capitalized lease obligation, therefore, the receivable has been netted against the capitalized lease obligation.

The following is a schedule by years of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of September 30, 1996:

   Year Ending September 30,
-------------------------------------------------------------------------------

     1997                                                         $ 100,068
     1998                                                           100,068
     1999                                                           100,068
     2000                                                           100,068
     2001                                                           100,068
     Thereafter                                                   1,684,478
                                                                -----------

               TOTAL MINIMUM LEASE PAYMENTS                       2,184,818


     Amounts representing interest at 10%                         1,297,905
                                                                -----------

               PRESENT VALUE OF MINIMUM LEASE PAYMENTS              886,913

     Discount on capitalized lease obligation                       202,805
                                                                -----------
                                                                    684,108
     Less receivable from stockholder with right of offset          449,497
                                                                -----------
                                                                $   234,611
                                                                -----------
                                                                -----------

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 9.   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at September 30, 1996 and 1995:

                                                       1996              1995
-------------------------------------------------------------------------------

     Accounts payable                             $  460,764        $  300,230
     Customer deposits                                 5,308            14,074
     Accrued bonuses                                  18,100            61,859
     Accrued payroll and vacation                    109,097            97,531
     Accrued commissions                              47,425            75,185
     Other accrued expenses                           85,920            77,491
     Income taxes payable                             32,342            21,432
                                                  ----------------------------
                                                  $  758,956        $  647,802
                                                  ----------------------------
                                                  ----------------------------

NOTE 10.  STOCKHOLDERS' EQUITY

STOCK WARRANTS:

As part of a restructuring of the Company in 1991, holders of 2,369,250 shares of old common stock of the Company exchanged their shares and received one share of new common stock for one share of old common stock and one Class A warrant and one Class B warrant for seven shares of old common stock. Any fractional warrants computed were rounded to the nearest whole number. All shares of old common stock were then canceled.

One Class A warrant will allow for the purchase of one share of common stock for $1.00 (lowered from $1.50 to $1.00 on October 20, 1993) until December 31, 1996 (extended from June 30, 1993 to December 31, 1993 and three times again extended to December 31, 1996).

One Class B warrant will allow for the purchase of one share of common stock for $3.00 per share until December 31, 1998 (extended from June 4, 1993 to December 4, 1993 and four times again extended to December 31, 1998).

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 10.  STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the activity of Class A and Class B stock warrants is as follows:

                                                   Class A           Class B
                                                   Warrants          Warrants
-------------------------------------------------------------------------------
Outstanding, September 30, 1993                    322,928           338,036
 Warrants exercised                                 (3,105)             (158)
                                                -------------------------------

Outstanding, September 30, 1994                    319,823           337,878
 Warrants exercised                                 (4,373)              (98)
                                                -------------------------------

Outstanding, September 30, 1995                    315,450           337,780
 Warrants exercised                                 (8,849)              (33)
                                                -------------------------------

Outstanding, September 30, 1996                    306,601           337,747
                                                -------------------------------
                                                -------------------------------

STOCK OPTIONS:

In 1992, stock options to purchase 50,000 shares of the Company's stock were granted to members of the Board of Directors at an exercise price of $.875. The options are exercisable after December 31, 1992 and expire one year after the departure of the Director from the Board of Directors. During 1995, 10,000 of these options were exercised.

In 1995, stock options to purchase 80,000 shares of the Company's stock were granted to members of the Board of Directors at an exercise price of $1.07. The options expire one year after the departure of the Director from the Board of Directors. The Company will also grant stock options to purchase 10,000 shares of the Company's stock to each of the five board members for each full year that a Director serves on the Board of Directors commencing on January 1, 1995. The additional options are exercisable on the grant date at an exercise price equal to the average bid price of the company's stock for the thirty (30) day period ending December 30 of the year preceding the grant of such options. The options would expire one year after the departure of each Director from the Board of Directors. In January 1996, 40,000 options were issued to board members who served a full year. These options were granted at an exercise price of $1.72.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 10.   STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED):

In April 1992, the Company entered into an agreement with a Company officer whereby the officer will be granted stock options to purchase 100,000 shares of the Company's common stock. During 1994, the agreement was amended which provided for the granting of additional stock options to purchase 40,000 shares of the Company's common stock. The options expire on the earlier of the date the officer is terminated for cause or one year after the date the officer leaves employment of the Company. The date of grant and exercise price of the options are as follows:

                                            Number of               Exercise
  Date of Option Grant                       Shares                  Price
------------------------------------------------------------------------------

     June 8, 1993                            40,000         $   0.50 per share
     June 8, 1994                            20,000             0.75 per share
     June 8, 1995                            20,000             1.22 per share
     June 8, 1996                            20,000             0.77 per share
     June 8, 1997                            20,000                  (a)
     June 8, 1998                            20,000                  (a)


(a) 75% of the average of the bid prices for the Company's stock for the ten days preceding each such date.

In January 1995, the Company issued 85,000 shares of its common stock and options to purchase 60,000 shares of its common stock to the Company's president and significant stockholder, in lieu of compensation accrued to him in prior years in the amount of $86,000. The exercise price of the options granted is $.80 per share. The options expire in January 2005.

In January 1995, the Company entered into an agreement with a Company officer whereby the officer will be granted stock options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50. Under terms of the agreement, options to purchase 20,000 shares will be granted each year over a five-year period beginning September 12, 1995. In September 1996, the Company granted additional stock options to purchase 20,000 shares of the Company's common stock at an exercise price of $1.13. The options expire on the earlier of the date the officer is terminated for cause or one year after the date the officer leaves employment of the Company.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 10.  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (continued):

In February 1994, the Company entered into an agreement with a minority stockholder who will provide consulting to the Company. The agreement expires in January 1997 and requires minimum monthly payments of $1,500. As additional compensation under the agreement, the Company granted stock options to purchase 60,000 shares of the Company's common stock. The options expire five years from the date of option grant. A summary of the options follows:

     Date of Option Grant           Number of Shares           Exercise Price
-------------------------------------------------------------------------------

     February 1, 1994                   20,000              $  0.94 per share
     February 1, 1995                   20,000                 1.03 per share
     February 1, 1996                   20,000                 1.18 per share

A summary of the Company's outstanding exercisable stock options is as follows:


                                               Board of                     Consulting
                                               Directors       Officers      Agreement        Total
----------------------------------------------------------------------------------------------------
Outstanding, September 30, 1993                  50,000         40,000             --         90,000
   Granted                                           --         20,000         20,000         40,000
                                              ------------------------------------------------------

Outstanding, September 30, 1994                  50,000         60,000         20,000        130,000
   Granted                                       80,000        100,000         20,000        200,000
   Exercised                                    (10,000)            --             --        (10,000)
                                              ------------------------------------------------------

Outstanding, September 30, 1995                 120,000        160,000         40,000        320,000
   Granted                                       40,000         60,000         20,000        120,000
                                              ------------------------------------------------------

Outstanding, September 30, 1996                 160,000        220,000         60,000        440,000
                                              ------------------------------------------------------
                                              ------------------------------------------------------

STOCK OPTION COMPENSATION:

A portion of the stock options issued to employees includes a compensation element which is measured and recorded by the difference on the date of grant between the exercise price of the stock options and the fair market value of a share of common stock which is assumed to be the quoted price at the grant date under APB Opinion 25. Stock options issued in connection with a consulting agreement included a compensation element which was measured using its fair value. In connection with the stock options granted during 1996, 1995 and 1994, $19,900, $15,700 and $11,250, respectively, was recorded as compensation expense and contributed capital in the accompanying financial statements.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 11.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of the following for 1996, 1995 and 1994:


                                                       1996                1995                1994
------------------------------------------------------------------------------------------------------
   Compensation and related payroll costs         $  1,344,330        $  1,157,581        $    951,288
   Other                                               924,015             853,546             611,829
   Promotion                                           516,385             400,927             357,900
   Freight out                                         457,321             362,737             333,812
   Commissions                                         372,535             394,943             343,601
   Advertising                                         329,253             193,614             175,328
   Insurance                                           151,839             153,846             152,124
   Research and development expenses                   123,643             133,737             125,295
   Consulting                                          103,833             121,002              84,250
   Facilities rent                                         --               76,224             252,126
                                                  ----------------------------------------------------
                                                  $  4,323,154        $  3,848,157        $  3,387,553
                                                  ----------------------------------------------------
                                                  ----------------------------------------------------


NOTE 12.  INCOME TAX MATTERS AND RELATED ACCOUNTING CHANGE

Effective October 1, 1993, the Company adopted FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES". As explained in Note 1, Statement No. 109 adopts a liability method that requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, Statement No. 109 generally considers all expected future events other than enactment's of changes in tax laws or rates. Previously, the Company used a liability method under FASB Statement No. 96, but that method gave no recognition to future events other than the recovery of assets and settlement of liabilities at their reported amounts.

The Company recognizes the future tax benefits of expenses and tax carryforwards under FASB Statement No. 109. Upon the adoption of Statement No. 109 on October 1, 1993, the Company adjusted the previously reported amount of net deferred tax assets by $91,000 to recognize the benefit of an operating loss carryforward. That amount is reported as the cumulative effect of a change in accounting method in the accompanying 1994 income statement.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 12.  INCOME TAX MATTERS AND RELATED ACCOUNTING CHANGE (CONTINUED)

Net deferred tax assets consist of the following components as of September 30, 1996 and 1995:

                                                     1996               1995
-------------------------------------------------------------------------------
Deferred Tax Assets
  Inventories                                    $   81,600         $   92,400
  Accrued compensation                               18,200             29,700
  Loss carryforwards                                 31,300             82,600
  Alternative minimum tax credits                    50,000             27,400
  Other assets                                       58,300             51,600
                                                 ------------------------------
                                                    239,400            283,700
  Less valuation allowance                               --             62,200
                                                 ------------------------------
                                                    239,400            221,500
                                                 ------------------------------
Deferred Tax Liabilities
  Equipment and leasehold improvements               (8,200)            (9,000)
  Unrealized gain on security available-for-sale    (20,200)           (28,500)
                                                 ------------------------------
                                                    (28,400)           (37,500)
                                                 ------------------------------

                                                 $  211,000         $  184,000
                                                 ------------------------------
                                                 ------------------------------

The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of September 30, 1996 and 1995 as follows:

                                                      1996              1995
-------------------------------------------------------------------------------
Current assets                                   $  138,000         $   84,000
Noncurrent assets                                    73,000            100,000
                                                 ------------------------------
                                                 $  211,000         $  184,000
                                                 ------------------------------
                                                 ------------------------------

Among other deductible temporary differences at September 30, 1996, the Company has a net operating loss carryover of approximately $92,000 for federal income tax purposes which expires in 2007. Management has eliminated the valuation allowance on deferred tax assets since they believe it is more likely than not that the deductible temporary differences will be realized. 1996, 1995 and 1994 pretax income was approximately $204,000, $337,000 and $388,000, respectively. Deferred tax assets will be realizable from future taxable income. Management estimates that it will require four years of taxable income consistent with levels of the past four years to realize the deferred tax assets. Based on the Company's operating results and management's expectation of future performance it believes this level of taxable income is attainable. If the Company is unable to generate the income necessary to recognize the deferred tax assets recorded, a valuation allowance will need to be provided that would be charged to income when recorded.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 12.  INCOME TAX MATTERS AND RELATED ACCOUNTING CHANGE (CONTINUED)

The provision for income taxes charged (credited) to income for 1996, 1995 and 1994 consists of the following:


                                           1996           1995           1994
-------------------------------------------------------------------------------
Current income tax expense            $   65,000     $    5,725      $       --
Deferred income tax (benefit)            (27,000)       (64,000)        (29,000)
                                      ------------------------------------------

                                      $   38,000     $  (58,275)     $  (29,000)
                                      ------------------------------------------
                                      ------------------------------------------

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes and change in accounting principle due to the following:

                                            1996          1995           1994
-------------------------------------------------------------------------------
Computed "expected" tax expense          $  71,500     $ 117,900      $ 136,000
Increase (decrease) in income taxes
  resulting from:
  Trademark amortization                     4,400         4,400          4,400
  Reorganization value amortization          1,600         1,600          1,600
  Nondeductible expenses                    11,700        40,000          3,000
  State income taxes, net of federal
    tax benefit                             12,200        20,200         23,000
  Other                                     (1,200)      (51,375)       (28,000)
  Change in estimated tax rate applied to
    temporary differences                       --      (199,200)            --
  Change in valuation allowance            (62,200)        8,200       (169,000)
                                      ------------------------------------------

                                        $   38,000   $   (58,275)   $   (29,000)
                                      ------------------------------------------
                                      ------------------------------------------

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTES 13.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

EMPLOYMENT AGREEMENTS:

The Company has an employment agreement with the president of the Company, who is also a director and the Company's significant stockholder. The employment agreement commenced June 1, 1992 and continues for 60 months and provides for a bonus of 10% of any income before income taxes and bonus exceeding $250,000. The total bonus expense relating to this agreement for 1996, 1995 and 1994 is $-0-, $39,409 and $17,237, respectively.

The Company has an employment agreement with the chief financial officer/secretary-treasurer of the Company. The employment agreement commenced June 8, 1992 and continues to June 8, 1998.

CONSULTING AGREEMENTS:

In 1992, the Company entered into a consulting agreement with a stockholder which expired in May 1996. The agreement required monthly payments of $2,083. The Company's expenses for consulting fees to this stockholder for 1996, 1995 and 1994 totaled $16,667, $25,000 and $25,000, respectively.

OPERATING LEASES:

The Company rents various equipment under noncancelable operating leases. The total minimum rental commitment at September 30, 1996 is $143,390 and is payable during the years ending September 30: 1997 $45,071; 1998 $35,768; 1999 $32,603
and 2000 $29,948.

Rent expense for 1996, 1995 and 1994 totaled $55,000, $168,000 and $366,000, respectively. Rent expense for 1996, 1995 and 1994 includes rent expense to related parties (a partnership owned by significant stockholder and former stockholder) of $-0-, $100,072 and $293,826, respectively.

LITIGATION SETTLEMENT IN 1995:

On November 1995, in order to avoid the inherent risk of litigation and the attendant cost, the Company entered into a settlement agreement with a present value of $268,000. A portion of the settlement was paid by the issuance of 45,662 shares of the Company's common stock. Under terms of the agreement the shares will be valued, as defined in the agreement, in November 1997, if the value determined is less than $100,00 the Company is required to pay the difference.

PURCHASE OF STOCK, BUILDING AND LAND:

In January 1995, the Company entered into an agreement with a deceased stockholder's estate to purchase 440,411 of the common shares held by the deceased stockholder's estate and his 67% undivided interest in the building and land that was being leased to the Company. The aggregate purchase price for the stock and undivided interest was $875,000 which is payable over 10 years (see Notes 7 and 8).

The Company allocated the purchase price between the stock and the property based on the relative fair values of the assets purchased.

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 14.  MAJOR CUSTOMERS

During 1996, 1995 and 1994 the Company had sales to a customer in excess of 10% of Company's total net sales. Sales to this customer were approximately 27%, 22% and 23% for 1996, 1995 and 1994, respectively. Accounts receivable from this customer were approximately $287,000 and $250,000 at September 30, 1996 and 1995, respectively.

The Company also had sales to another customer in 1994 that were approximately 10% of the Company's total net sales.

NOTE 15.  STATEMENT OF CASH FLOWS INFORMATION

CASH PAID FOR INTEREST AND INCOME TAXES:

During 1996, 1995 and 1994, the Company paid cash for interest totaling $354,000, $275,000 and $93,000, respectively. During 1996, 1995 and 1994 income taxes paid with cash totaled $46,000, $12,000 and $-0-, respectively.

NONCASH TRANSACTIONS:

During 1995, a capital lease obligation of $691,333 was incurred for the use of a building; an $875,000 note payable was issued for the repurchase of the Company's common stock and purchase of real property (see Note 13); 85,000 shares of its restricted common stock and 60,000 stock options were issued in settlement of accrued compensation to the majority stockholder and 100,000 shares of its restricted common stock valued by management at $100,000 were exchanged for a 50% interest in a joint venture.


NOTE 16.  GEOGRAPHIC SEGMENT DATA

The Company has export sales to several international customers. Summary of net sales, summarized by geographic areas, is as follows:


                                                                                                 Other
                                    Domestic          Saudi Arabia             Korea         International
----------------------------------------------------------------------------------------------------------
     Net sales for the years
       ended September 30:

            1996                 $  9,403,139          $       --         $   431,593         $   270,800

            1995                    8,366,226             839,124             547,555             341,835

            1994                    6,522,316             363,006             977,016             246,238

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 17.  JOINT VENTURE

In November 1994, the Company entered into a joint venture named "DermaRay International, LLC" with Harrier Inc., a company engaged in the development and sale of technologies and products in the health, fitness and medical markets. The purpose of the venture is to develop, market and sell, in the United States, the Bioptron lamp. The lamp utilizes linearly polarized incoherent light of specific wavelength distribution and power intensity for the relief of pain, or as a skin care device.

In forming this joint venture, Harrier Inc. agreed to contribute $200,000 to the capital of DermaRay International, LLC, which was formed to conduct this business. For a 50% equity interest in the joint venture, Naturade contributed 100,000 of its shares of common stock to the capital of the venture. The Company valued its contribution of shares at $100,000 resulting in a $50,000 difference between the Company's recorded equity investment and the equity in the net assets of the joint venture. This difference is being amortized by the Company into the equity in earnings of joint venture over a five-year period. The total cumulative amortization is $18,260 which was recorded in 1996 and 1995 with a charge to the investment of $10,000 and $8,260, respectively.

The condensed financial information of the joint venture, as of September 30, 1996 and 1995 and for the period from November 1994, date of inception, through September 30, 1996, is as follows:


ASSETS                                                 1995              1996
-------------------------------------------------------------------------------

Cash                                              $    4,000        $   45,000
Accounts receivable                                   16,000                --
Inventories                                          100,000           120,000
Other assets                                          11,000                --
Investment in Naturade, Inc.'s common stock,
   at cost                                           100,000           100,000
                                                  -----------------------------
                                                  $  231,000        $  265,000
                                                  -----------------------------
                                                  -----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Accounts payable and accrued expenses             $   42,000        $   39,000
Equity                                               189,000           226,000
                                                  -----------------------------

                                                 $   231,000       $   265,000
                                                  -----------------------------
                                                  -----------------------------

INCOME STATEMENT
-------------------------------------------------------------------------------

Sales                                             $   31,000        $    8,000
                                                  -----------------------------
                                                  -----------------------------

Gross profit                                      $    7,000        $    3,000
                                                  -----------------------------
                                                  -----------------------------
Expenses                                          $   44,000        $   77,000
                                                  -----------------------------
                                                  -----------------------------
Net loss                                          $  (37,000)       $  (74,000)
                                                  -----------------------------
                                                  -----------------------------

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 17.  JOINT VENTURE (CONTINUED)

At September 30, 1996 and 1995, the Company's recorded investment in the joint venture is $62,891 and $71,000, respectively, and is included in other assets in the Company's balance sheet.

During 1995, the Company purchased $30,000 of inventory from Harrier. The Company also rents a portion of its building to the joint venture under a month-to-month operating lease. The total rental income in 1996 and 1995 was $21,000 and $14,000, respectively.

NOTE 18.  RETIREMENT SAVINGS PLAN

During 1996, the Company created a defined contribution 401(k) savings plan
(Plan). The Plan covers all employees meeting minimum age and service requirements. The Company provides a matching contribution of 25% of the first 6% contributed by the employee. Contributions to the Plan were approximately $7,000 during 1996.

                                  [LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT
                                 ON THE SCHEDULE


To the Board of Directors
Naturade, Inc.
Paramount, California


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Excange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/McGladrey & Pullen, LLP


Anaheim, California
October 31, 1996

NATURADE, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                Balance at         Provisions
                                Beginning          Charged to                             Balance at
Years Ended September 30,        of Year            Expense           Charge-Offs         End of Year
-----------------------------------------------------------------------------------------------------
Allowance for doubtful
     accounts:

          1996                $    5,000           $   3,848           $  (3,848)          $   5,000
                              ----------------------------------------------------------------------
                              ----------------------------------------------------------------------

          1995                $   15,000            $ (9,537)          $    (463)          $   5,000
                              ----------------------------------------------------------------------
                              ----------------------------------------------------------------------

          1994                $   15,000           $     104           $    (104)          $  15,000
                              ----------------------------------------------------------------------
                              ----------------------------------------------------------------------
