Form 10-Q
period 1996-12-31
NATURADE INC
filed 1997-02-11
CIK 797167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                            or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

Commission File Number:  33-7106-A

                                 NATURADE, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                         23-2442709
------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 7110 East Jackson Street, Paramount, California 90723
------------------------------------------------------------------------------
(Address of principal executive offices)

                                 (310) 531-8120
------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X  Yes        No
 ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,796,855 shares as of December 31, 1996

                                    FORM 10-Q
                                QUARTERLY REPORT
                         Quarter Ended December 31, 1996

                                TABLE OF CONTENTS
                                -----------------


                                                                  PAGE NO.
                                                                  --------


PART I: FINANCIAL INFORMATION

  Item 1. Financial Statements

          Statements of Financial Position at December 31, 1996
          (unaudited) and September 30, 1996 (audited)                  3

          Statements of Operations for the three month periods ended December 31, 1996 (unaudited) and December 31, 1995
          (unaudited)                                                   4

          Statements of Cash Flows for the three month periods ended December 31, 1996 (unaudited) and December 31, 1995
          (unaudited)                                                   5

          Notes to Financial Statements                                 6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     7

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                              9

         SIGNATURES                                                    10

                          PART 1: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 NATURADE, INC.
                        Statements of Financial Position

                                     Assets
                                     ------
                                         December 31,1996   September 30, 1996
                                            (Unaudited)          (Audited)
Current assets:
     Cash                                         $85,088             $120,143
     Accounts receivable                        1,158,593              921,361
     Inventories                                2,071,499            1,333,535
     Prepaid expenses                              78,371               28,289
     Deferred income taxes                        138,000              138,000
                                                  -------              -------
        Total current assets                    3,531,551            2,541,328

    Available for sale security                   108,500              128,573
    Property and equipment                      2,181,328            2,201,102
    Intangible assets                             144,073              147,851
    Investment in joint venture                    66,246               62,891
    Other assets                                   87,064               78,490
                                                   ------               ------
        Total assets                           $6,118,762           $5,160,235
                                               ==========           ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Notes payable                                $744,475             $720,938
    Current installments of
      long-term debt                              188,272              181,783
    Accounts payable                              858,813              460,764
    Accrued expenses                              197,576              265,850
    Income tax payable                            197,875               32,342
                                                  -------               ------
        Total current liabilities               2,187,011            1,661,677
                                                ---------            ---------
Long-term debt, excluding current installments  2,381,846            2,418,334
                                                ---------            ---------
Stockholders' equity:
Common stock; .0001 par value;
    50,000,000 shares authorized,
    2,796,855 issued and outstanding
    (2,593,005 at September 30,1996)                  280                  259
Additional paid-in capital                        440,092              236,263
Retained earnings                               1,091,233              813,359
Unrealized gain on security available
    for sale, net                                  18,300               30,343
                                                   ------               ------
        Total stockholders' equity              1,549,905            1,080,224
                                                ---------            ---------
        Total liabilities and
        stockholders' equity                   $6,118,762           $5,160,235
                                               ==========           ==========

                 See accompanying notes to financial statements.

                                 NATURADE, INC.
                            Statements of Operations



                                         Three Months          Three Months
                                             Ended                 Ended
                                       December 31, 1996     December 31, 1995
                                          (Unaudited)           (Unaudited)


Net sales                                  $3,194,943             $1,843,847

Cost of sales                               1,596,686                889,310
                                            ---------              ---------
    Gross profit                            1,598,257                954,537

Selling, general and
    administrative expenses                 1,070,193                896,729
                                            ---------              ---------
    Operating income                          528,064                 57,808

Other income (expenses):
    Miscellaneous, net                         15,795                 (5,630)
    Interest expense                          (80,984)               (84,602)
                                            ---------              ---------

    Earnings before income tax
    expense (benefit)                         462,875                (32,424)

Income tax expense (benefit)                  185,000                (13,000)
                                            ---------              ---------

    Net Income (Loss)                        $277,875               ($19,424)
                                            =========              =========
    Net Income (Loss) per common and
      common equivalent share                   $0.10                 ($0.01)
                                            =========              =========

Shares used in computing net
    earnings per common and
    common equivalent share                 2,862,437              2,854,913
                                            =========              =========




                 See accompanying notes to financial statements.

                                 NATURADE, INC.

                            Statements of Cash Flows

                                         Three Months          Three Months
                                             Ended                 Ended
                                       December 31, 1996     December 31, 1995
                                          (Unaudited)           (Unaudited)

Net cash used in operating activities         ($219,989)           ($182,654)
                                               --------             --------

Cash flows used in investing
  activities:
    Capital expenditures-Property
      and equipment                             (12,454)             (70,772)
                                               --------             --------

Cash flows used in financing activities:
  Net borrowings under line of
    credit agreements                            23,537              323,667
  Principal payments under long-term debt       (29,999)            (139,453)
  Proceeds from exercise of warrants            203,850                5,792
                                               --------             --------

Net cash provided by financing activities       197,388              190,006
                                               --------             --------

Net (decrease) in cash                          (35,055)             (63,420)

Cash at beginning of period                     120,143              116,444
                                               --------             --------

Cash at end of period                           $85,088              $53,024
                                               ========             ========




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

2. Inventories are stated at the lower of cost (weighted average) or market (net realizable value); and consist of the following:


                                      December 31, 1996     September 30, 1996
                                          (Unaudited)           (Audited)

     Finished Goods                        $ 583,567             $431,471

     Components                            1,487,932              902,064
                                           ---------            ---------
         TOTAL                            $2,071,499           $1,333,535

3. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis.

4.   Research and development costs are included in expenses when incurred.

5. Trademarks and copyrights are being amortized using the straight-line method over a 17 year and 25 year period, respectively.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Company used cash of $219,989 in operating activities in the first quarter ended December 31, 1996. The amount used was mainly a result of an increase in inventory of $737,964 and a corresponding increase in accounts payable and accrued expenses of $329,775. This inventory increase was required to support the overall increase in the sales of the Company's products during the first quarter of fiscal 1997 and the anticipation of increased future sales.

The Company's working capital increased from $879,651 at September 30, 1996 to $1,344,540 at December 31, 1996.

Cash used for capital expenditures during the first quarter totaled $12,454. Management anticipates capital expenditures for the remainder of its September 30, 1997 fiscal year of less than $100,000.

The Company's cash provided by financing activities of $197,388 for the first quarter was primarily the result of proceeds received from the exercise of 203,850 Class A warrants.

Management is of the opinion that the Company has sufficient business, liquidity and capital resources to finance its operations.


Results of Operations
---------------------

Total net sales for the first quarter ended December 31, 1996 increased $1,351,096 or 73.3% compared to the same quarter last year. Of this amount, domestic sales of the Company's brand products increased $1,027,648 or 72.1%. Additionally, sales to private label customers increased $121,586 or 40.0% and international sales increased $201,862 or 176.7%, compared to the same quarter last year.

The 72.1% increase in domestic brand products was directly related to the effective reorganization of the Company's sales force, as well as the positive acceptance of its new product introductions. The Company is continuing to focus on its sales efforts including promotions, marketing and key personnel.

The increase in private label sales was primarily due to the expanded distribution of several key private label customers, The Company was also successful in obtaining a number of new private label accounts, and is further continuing its efforts to attract additional customers. However, due to the nature of the private label business, there is no assurance that this can be attained.

The increase in international sales was largely due to a significant customer in Saudi Arabia completing its reorganization and product registrations and repackaging which resulted in the resumption of its normal purchasing patterns. Additionally, several other international customers also increased their purchases.

Gross profit as a percentage of sales decreased 1.8% to 50.0% of sales for the quarter ended December 31, 1996 from 51.8% for the same period last year. This was primarily due to the increase in private label and international sales which generally carry lower gross margins. Operating expenses decreased 15.1% to 33.5% of sales for the quarter ended December 31, 1996 from 48.6% for the same period last year. This was the result of the $1,351,096 increase in sales with a corresponding increase of only $173,464 in selling, general and administrative expenses.

Interest expense for the quarter ended December 31, 1996 decreased to $80,984 from $84,602 for the same period last year.

                           PART II: OTHER INFORMATION

Item 6. Exhibits & Reports on Form 8-K
--------------------------------------

(a)  Exhibits

          Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                             NATURADE, INC.
                                             --------------
                                             (Registrant)

  DATE: February 11, 1997                By /s/ Allan Schulman
                                            ---------------------
                                             Allan Schulman
                                             Chief Executive Officer


  DATE: February 11, 1997                By /s/ Paul D. Shapnick
                                            -----------------------
                                             Paul D. Shapnick
                                             Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                Page
No.                                Description                          No.
------------------------------------------------------------------------------

27                                 Financial Data Schedule               12