Form 10-Q
period 1997-03-31
NATURADE INC
filed 1997-05-13
CIK 797167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from -------------------- to ------------------

                        Commission File Number 33-7106-A

                                 NATURADE, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                         23-2442709
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

              7110 East Jackson Street, Paramount, California 90723
                    (Address of principal executive offices)

                                 (562) 531-8120
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,797,223 shares as of March 31, 1997.

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 1997


                                TABLE OF CONTENTS


                                                                      PAGE NO.


PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Financial Position at March 31, 1997               3
            (unaudited) and September 30, 1996 (audited)

            Statements of Operations for the three and six month             5
            periods ended March 31, 1997 (unaudited) and March 31,
            1996 (unaudited)

            Statements of Cash Flows for the six month periods ended
            March 31, 1997 (unaudited) and March 31, 1996 (unaudited)        6

            Notes to Financial Statements                                    7

Item 2.     Management's Discussion and Analysis of Financial Condition      9
            and Results of Operations




PART II:    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                                11



SIGNATURES                                                                  12

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 NATURADE, INC.
                        Statements of Financial Position
[CAPTION]

                                     Assets
                                     ------

                                           March 31, 1997    September 30, 1996
                                            (Unaudited)          (Audited)
Current assets:
          [S]                                [C]                [C]

       Cash                                   $119,533          $120,143
       Accounts receivable                   1,452,853           921,361
       Inventories                           2,097,173         1,333,535
       Prepaid expenses                         72,875            28,289
       Deferred income taxea                   138,000           138,000
                                            -----------       ------------
             Total current assets            3,880,434         2,541,328

Available for sale security                    149,188           128,573
Property and equipment                       2,153,226         2,201,102
Intangible assets                              140,295           147,851
Investment in joint venture                     68,113            62,891
Other assets                                    69,136            78,490
                                            -----------       -----------
             Total assets                   $6,460,392        $5,160,235
                                            ===========       ===========


                           Liabilities and Stockholders' Equity
                         ----------------------------------------
Current  liabilities:
       Notes payable                          $931,445          $720,938
       Current installments of
          long-term debt                       192,724           181,783
       Accounts payable                        792,865           460,764
       Accrued expenses                        237,945           265,850
       Income tax payable                      260,542            32,342
                                             -----------       -----------
             Total current liabilities       2,415,521         1,661,677
                                             -----------       -----------

Long-term debt, excluding current
         installments                        2,331,972         2,418,334
                                             -----------       -----------

Stockholders' equity:

Common stock; .0001 par value; 50,000,000 shares
       authorized, 2,797,223  issued and
       outstanding (2,593,005 at
       September 30, 1996)                          280              259
Additional paid-in capital                      454,046          236,263
Retained earnings                             1,215,860          813,359
Unrealized gain on security available
       for sale, net                             42,713           30,343
                                             -----------       -----------
             Total stockholders' equity       1,712,899        1,080,224
                                             -----------       -----------

             Total liabilities and
             stockholders' equity            $6,460,392       $5,160,235
                                             ===========      ============




                 See accompanying notes to financial statements.


                                                                    NATURADE, INC.
                                                               Statements of Operations

                                           Three Months            Three Months           Six Months        Six Months
                                               Ended                   Ended                  Ended             Ended
                                           March 31, 1997          March 31, 1996        March 31, 1997     March 31, 1996
                                            (Unaudited)             (Unaudited)           (Unaudited)       (Unaudited)

Net sales                                   $3,035,180              $2,145,088            $6,230,123          $3,988,935

Cost of sales                                1,502,635               1,107,938             3,099,321           1,997,248
                                          --------------         --------------        -------------         ------------
     Gross profit                            1,532,545               1,037,150             3,130,802           1,991,687

Selling, general and
     administrative expenses                 1,242,574               1,127,270             2,312,767           2,023,999
                                          --------------         --------------        --------------        ------------
       Operating income (loss)                 289,971                 (90,120)              818,035             (32,312)

Other Income(expenses):
       Miscellaneous, net                        7,116                     321                22,911              (5,309)
       Interest expense                        (90,462)                (95,365)             (171,446)           (179,967)
                                          --------------         --------------        --------------       --------------
       Earnings before income tax
          expense (benefit)                    206,625                (185,164)              669,500            (217,588)

Income tax expense (benefit)                    82,000                 (74,000)              267,000             (87,000)
                                          --------------         --------------        --------------       --------------

       Net Income (Loss)                      $124,625               ($111,164)             $402,500           ($130,588)
                                          ==============         ==============        ==============       ==============

Net Income (Loss) per common and
       common equivalent share                  $0.04                  ($0.04)                $0.14              ($0.05)
                                          --------------         --------------        --------------        -------------
Shares used in computing net
       earnings per common and
       common equivalent share               2,973,811               2,823,968             2,934,106           2,835,673
                                          ==============         ==============        ==============        =============


                 See accompanying notes to financial statements.

                                  NATURADE, INC.

                             Statements of Cash Flows


                                     Six Months Ended          Six Months Ended
                                      March 31, 1997           March 31, 1996
                                        (Unaudited)              (Unaudited)


Net cash used in operating
     activities                          ($323,011)              ($108,847)
                                        ------------             -----------

Cash flows used in investing
     activities:
     Capital expenditures-
       Property and equipment              (16,903)                (78,559)
                                        ------------             ------------

Cash flows used in financing activities:
     Net borrowings under
      line of credit agreements            210,507                 314,889
     Principal payments under
      long-term debt                       (75,421)               (180,577)
     Proceeds from exercise
      of warrants                          204,218                   8,948
                                        ------------              ------------

Net cash provided by
     financing activities                  339,304                 143,260
                                        ------------              ------------

Net (decrease) in cash                        (610)                (44,146)

Cash at beginning of period                120,143                 116,444
                                        -------------             ------------

Cash at end of period                     $119,533                 $72,298
                                        =============             ============









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

2. Inventories are stated at the lower of cost (weighted average) or market (net realizable value); and consist of the following:

                                    March 31, 1997           September 30, 1996
                                      (Unaudited)                 (Audited)


    Finished Goods                   $  684,738                $   431,471


    Components                        1,412,435                    902,064
                                     ----------                -----------
        TOTAL                        $2,097,173                $ 1,333,535


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

7. The FASB has issued statement No. 128 "Earnings Per Share (EPS)" which becomes effective for periods ending after December 15, 1997. This statement requires restatement of all prior period EPS data presented. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS and requires dual presentation of diluted EPS on the face of the income statement for all entities with complex capital structures.

    Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. The Company's proforma basic and diluted EPS for periods ending March 31, 1997 is as follows:

                                 Three Months Ended            Six Months Ended
                                   March 31, 1997               March 31, 1997
    Proforma                        (Unaudited)                   (Unaudited)
    ---------                     -----------------             ---------------

    Basic EPS                          $0.04                         $0.15
    Diluted EPS                        $0.04                         $0.14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      The Company used cash of $323,011 in operating activities in the six months ended March 31, 1997. The cash from operations was primarily used to finance an increase in inventory of $763,638 which was partially offset by an increase in accounts payable of $332,101. This inventory increase was required to support the overall increase in the sales of the Company's products during the first half of fiscal 1997 and the anticipation of increased future sales. Additionally, accounts receivable increased $531,492 during this period due to the sales increase and income taxes payable also increased $228,200 as a result of increased earnings.

      The Company's working capital increased from $879,651 at September 30, 1996 to $1,464,913 at March 31, 1997.

      Cash used for capital expenditures during the first six months totaled $16,903. Management anticipates capital expenditures for the remainder of its September 30, 1997 fiscal year of less than $100,000.

      The Company's cash provided by financing activities of $339,304 for the six months ended March 31, 1997 was primarily the result of proceeds received from the exercise of 204,218 Class A warrants and an increase in borrowings of $200,000 under its open line of credit.

      Management is of the opinion that the Company has sufficient business, liquidity and capital resources to finance its operations.


Results of Operations
---------------------

      Total net sales for the second quarter ended March 31, 1997 increased $890,092 or 41.5% and $2,241,188 or 56.2% for the six month period ended March 31, 1997 compared to the same periods last year. Of this amount, domestic sales of the Company's brand products increased $548,786 or 30.1% and $1,576,434 or 48.7% for the second quarter and first six months respectively. Additionally, sales to private label customers increased $248,197 or 117.2% and $369,783 or 71.5% for the second quarter and first six months respectively. International sales also increased $93,109 or 78.4% and $294,971 or 126.5% for the second quarter and first six months respectively.

      The increases in domestic brand products was directly related to the effective reorganization of the Company's sales force, as well as the positive acceptance of its new product introductions. The Company is continuing to focus on its sales efforts including promotions, marketing and key personnel.

      The increases in private label sales was primarily due to the expanded distribution of several key private label customers. The Company was also successful in obtaining a number of new private label accounts, and is further continuing its efforts to attract additional customers. However, due to the nature of the private label business, there is no assurance that this can be attained.

      The increase in international sales was largely due to a significant customer in Saudi Arabia completing its reorganization and product registrations and repackaging which resulted in the resumption of its normal purchasing patterns. Additionally, several other international customers also increased their purchases.


      Gross profit as a percentage of sales increased 2.2% to 50.5% of sales for the quarter ended March 31, 1997 from 48.3% for the same period last year and increased 0.4% to 50.3% of sales for the six months ended March 31, 1997 from 49.9% of sales for the same period last year. The 2.2% increase for the quarter ended March 31, 1997 was primarily due to improved gross profits for private label sales which normally carry lower gross margins.


      Operating expenses decreased 11.7% to 40.9% of sales for the quarter ended March 31, 1997 from 52.6% for the same period last year and also decreased 13.6% to 37.1% of sales for the six months ended March 31, 1997 from 50.7% of sales for the same period last year. These decreases were the result of increases in sales of $890,092 and $2,241,188 for the second quarter and six month periods ended March 31, 1997, respectively, compared to the same periods in the prior fiscal year with corresponding increases of $115,304 and $288,768 in selling, general and administrative expenses, for these same periods.


      Interest expense for the quarter ended March 31, 1997 decreased $4,903 and $8,521 for the six months ended March 31, 1997 compared to the same periods last year.

                           PART II: OTHER INFORMATION

Item 6.  Exhibits & Reports on Form 8-K
---------------------------------------

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




                                         NATURADE, INC.
                                         (Registrant)



DATE:  May 12, 1997                       By  /s/ Allan Schulman
                                             ---------------------------
                                              Allan Schulman
                                              Chief Executive Officer




DATE:  May 12, 1997                       By  /s/ Paul D. Shapnick
                                             ----------------------------
                                              Paul D. Shapnick
                                              Chief Financial Officer

                                 EXHIBIT INDEX
                                 --------------

EXHIBIT NO.                   DESCRIPTION                           PAGE
--------------------------------------------------------------------------

   27                    Financial Data Schedule                     14