Form 10-Q
period 1997-06-30
NATURADE INC
filed 1997-08-13
CIK 797167

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC 20549
                                        FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the quarterly period ended June 30, 1997
                                            or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _____________________to __________________

                        Commission File Number 33-7106-A

                                 NATURADE, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                           23-2442709
                ------------                         ---------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


              7110 East Jackson Street, Paramount, California 90723
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (562) 531-8120
                                 ---------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No_______

                          APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,297,223 shares as of June 30, 1997.

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 1997


                                TABLE OF CONTENTS


                                                                     PAGE NO.

PART I:     FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Statements of Financial Position at June 30, 1997                3
             (unaudited) and September 30, 1996 (audited)

             Statements of Operations for the three and nine month
             periods ended June 30, 1997 (unaudited) and
             June 30, 1996 (unaudited)                                        4

             Statements of Cash Flows for the nine month periods ended
             June 30, 1997 (unaudited) and June 30, 1996 (unaudited)          5

             Notes to Financial Statements                                    6

   Item 2.   Management's Discussion and Analysis of Financial Condition      7
             and Results of Operations


PART II:    OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K                                 9


            SIGNATURES                                                        10

                         PART 1: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                 NATURADE, INC.
                        Statements of Financial Position

                                     Assets
                                     ------
                                            June 30, 1997   September 30, 1996
                                             (Unaudited)         (Audited)
Current assets:
  Cash                                        $  302,008         $  120,143
  Accounts receivables                         1,260,488            921,361
  Inventories                                  2,730,968          1,333,535
  Prepaid expenses                                76,258             28,289
  Deferred income taxes                          138,000            138,000
                                              ----------         ----------
     Total current assets                      4,507,722          2,541,328

Available for sale security                      203,438            128,573
Property and equipment                         2,131,285          2,201,102
Intangible assets                              1,177,669            147,851
Investment in joint venture                       73,403             62,891
Other assets                                      47,892             78,490
                                              ----------         ----------
     Total assets                             $8,141,409         $5,160,235
                                              ==========         ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
  Notes payable                               $1,104,613         $  720,938
  Current installments of long-term debt         193,605            181,783
  Accounts payable                             1,228,073            460,764
  Accrued expenses                               237,982            265,850
  Income tax payable                             272,321             32,342
                                              ----------         ----------
     Total current liabilities                 3,036,594          1,661,677
                                              ----------         ----------
Long-term debt, excluding current
installments                                   2,284,673          2,418,334
                                              ----------         ----------
Stockholders' equity:

Common stock; 0001 par value; 50,000,000
  shares authorized, 3,297,223 issued
  and outstanding (2,593,005 at
  September 30, 1996)                                330                259
Additional paid-in capital                     1,494,329            236,263
Retained earnings                              1,250,220            813,359
Unrealized gain on security available
  for sale, net                                   75,263             30,343
                                              ----------         ----------
     Total stockholders' equity                2,820,142          1,080,224
                                              ----------         ----------
     Total liabilities and
     stockholders' equity                     $8,141,409         $5,160,235
                                              ==========         ==========
                 See accompanying notes to financial statements

                                 NATURADE, INC.
                            Statements of Operations




                                        Three Months     Three Months     Nine Months      Nine Months
                                            Ended           Ended            Ended           Ended
                                        June 30, 1997    June 30, 1996    June 30, 1997    June 30, 1996
                                         (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Net sales                                $3,038,213        $3,064,949       $9,268,336       $7,053,884

Cost of sales                             1,517,562         1,584,958        4,616,883        3,582,206
                                         ----------        ----------       ----------       ----------
   Gross profit                           1,520,651         1,479,991        4,651,453        3,471,678

Selling, general and
   administrative expenses                1,386,422         1,081,668        3,699,189        3,105,667
                                         ----------        ----------        ---------        ---------
   Operating income                         134,229           398,323          952,264          366,011

Other Income (expenses):
   Miscellaneous, net                         9,266             5,278           32,177              (31)
   Interest expense                         (86,133)          (88,718)        (257,579)        (268,685)
                                         ----------        ----------        ---------        ---------

   Earnings before income tax expense        57,362           314,883          726,862           97,295

Income tax expense                           23,000           126,000          290,000           39,000
                                         ----------        ----------        ---------        ---------

Net income                               $   34,362        $  188,883        $ 436,862        $  58,295
                                         ==========        ==========        =========        =========
Net income per common and
   common equivalent share               $   0.01          $   0.07          $   0.15          $   0.02
                                         ----------        ----------        ---------        ---------
Shares used in computing net
   earnings per common and
   common equivalent share               $3,182,018        $2,710,061       $3,011,687       $2,690,171
                                         ==========        ==========       ==========       ==========



                 See accompanying notes to financial statements.

                                 NATURADE, INC.

                            Statements of Cash Flows


                                               Nine Months       Nine Months
                                                  Ended             Ended
                                              June 30, 1997     June 30, 1996
                                               (Unaudited)        (Unaudited)

Net cash used in operating activities:         ($ 229,328)         ($ 52,991)
                                               -----------         ----------

Cash flows used in investing activities:
   Capital expenditures-Property,
      equipment and intangibles                   (54,861)          (138,650)
                                               -----------         ----------

Cash flows used in financing activities:
     Net borrowings under line of credit
        agreements                                383,675            432,863
     Principal payments under long-term debt     (121,839)          (253,810)
     Proceeds from exercise of warrants           204,218              8,948
                                               -----------         -----------

Net cash provided by financing activities         466,054            188,001
                                               -----------         -----------

Net increase (decrease) in cash                   181,865             (3,640)

Cash at beginning of period                       120,143            116,444
                                               -----------         -----------

Cash at end of period                            $302,008           $112,804
                                               ===========         ===========







                 See accompanying notes to financial statements

                                     NATURADE, INC.

                               Notes to Financial Statements

1. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein includes all adjustments necessary for fair presentation of the financial statements. All such adjustments are of a normal recurring nature, except for the acquisition of certain Performance Nutrition, Inc. assets recorded during June, 1997. See Item 6(b). These financial statements do not include all disclosures associated with the Company's annual financial statements and accordingly, should be read in conjunction with such statements.

2. Inventories are stated at the lower of cost (weighted average) or market (net realizable value); and consist of the following:

                                  June 30, 1997           September 30, 1996
                                   (Unaudited)                 (Audited)
                                   -----------                 ---------

     Finished Goods               $ 1,058,916             $     431,471
     Raw Materials                  1,672,052                   902,064
                                 ------------                  ---------
          TOTAL                   $ 2,730,968               $ 1,333,535


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

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. The Company's proforma basic and diluted EPS for periods ending June 30, 1997 are as follows:

                     Three Months Ended              Nine Months Ended
                        June 30, 1997                   June 30, 1997
     Proforma            (Unaudited)                     (Unaudited)
     ---------           -----------                     ------------
      Basic EPS               $0.01                         $0.16
      Diluted EPS             $0.01                         $0.15


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This discussion contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.


Liquidity and Capital Resources
-------------------------------

      The Company used cash of $229,328 in operating activities in the nine months ended June 30, 1997. The cash from operations was primarily used to finance an increase in inventory of $1,397,434 which was partially offset by an increase in accounts payable of $767,309. This inventory increase was required to support the overall increase in the sales of the Company's products during the first nine months of fiscal 1997 and the anticipation of increased future sales. Additionally, accounts receivable increased $339,127 during this period due to the sales increase and income taxes payable also increased $239,973 as a result of increased earnings.

      The Company's working capital increased from $879,651 at September 30, 1996 to $1,471,128 at June 30, 1997.

      Cash used for capital expenditures during the first nine months totaled $54,861. Management anticipates capital expenditures for the remainder of its September 30, 1997 fiscal year of less than $50,000.

      The Company's cash provided by financing activities of $466,054 for the nine months ended June 30, 1997 was primarily the result of proceeds received from the exercise of 204,218 Class A warrants and an increase in borrowings of $400,000 under its open line of credit, reduced by principal payments of long-term debt of $121,839.

      Management is of the opinion that the Company has sufficient business, liquidity and capital resources to finance its operations.

Results of Operations
---------------------

      Total net sales for the third quarter ended June 30, 1997 decreased $26,736 or less than 1% but increased $2,214,452 or 31.4% for the nine month period ended June 30, 1997 compared to the same periods last year. Of this amount, domestic sales of the Company's brand products increased $287,086 or 11.6% and $1,863,520 or 32.6% for the third quarter and first nine months respectively. Additionally, sales to private label customers decreased $160,609 or 58.6% but increased $209,174 or 26.4% for the third quarter and first nine months respectively. International sales decreased $153,213 or 49.4% but increased $141,758 or 26.1% for the third quarter and first nine months respectively.

      The three and nine month increases in domestic brand products were directly related to the effective reorganization of the Company's sales force, as well as the positive acceptance of its new product introductions. The Company is continuing to focus on its sales efforts including promotions, marketing and key personnel.

      The nine month increase in private label sales was primarily due to the expanded distribution of several key private label customers. The Company was also successful in obtaining a number of new private label accounts, and is further continuing its efforts to attract additional customers. However, due to the nature of the private label business, there is no assurance that this can be attained. The sales decrease of $160,609 during the current third quarter was directly related to the conversion of Performance Nutrition products from a private label category to domestic branded product sales.

      The nine month increase in international sales was largely due to a significant customer in Saudi Arabia completing its reorganization and product registrations and repackaging which resulted in the resumption of its normal purchasing patterns. Additionally, several other international customers also increased their purchases. However, the sales decrease of $153,213 during the current third quarter was primarily due to delays in complying with foreign government regulations for orders received from new customers. The Company anticipates the shipment of these orders in the fourth quarter.

      Gross profit as a percentage of sales increased 1.7% to 50.0% of sales for the quarter ended June 30, 1997 from 48.3% for the same period last year and increased 1.0% to 50.2% of sales for the nine months ended June 30, 1997 from 49.2% of sales for the same period last year. The 1.7% increase for the quarter ended June 30, 1997 was primarily due to the increase in domestic branded product sales and the decrease in both private label and international sales, which normally carry lower gross margins than branded products.

      Operating expenses increased 10.3% to 45.6% of sales for the quarter ended June 30, 1997 from 35.3% for the same period last year but decreased 4.1% to 39.9% of sales for the nine months ended June 30, 1997 from 44.0% of sales for the same period last year. The increase for the quarter was primarily the result of the decrease in sales of $26,736 and a corresponding increase of $304,753 in selling, general and administrative expenses, which included $90,111 of expenses attributable to the operation of the new Performance Nutrition division. Conversely, the decrease in operating expenses for the comparable nine month periods was primarily the result of the $2,214,452 increase in sales with a corresponding increase of $593,522 in selling, general and administrative expenses for these same periods.

      Interest expense for the quarter ended June 30, 1997 decreased $2,586 and $11,107 for the nine months ended June 30, 1997 compared to the same periods last year.

Recent Development
------------------

      On June 18, 1997, the Company filed Form 8-K reporting that on June 3, 1997, the Company consummated the acquisition (the "Acquisition") of certain intangible assets, including trademarks, software and formulas (collectively, the "Assets"), previously held by the Chapter 7 bankruptcy estate of Performance Nutrition, Inc. The Company anticipates that in the short-term the Acquisition will not have a material effect on its liquidity, capital resources or results of operations. The Company will amortize the Assets over a 25-year period.

                                PART II: OTHER INFORMATION

Item 6.  Exhibits & Reports on Form 8-K
---------------------------------------

(a) Exhibits
            Exhibit 10.1-Employment Extension  letter dated  July 1, 1997 with
                         Allan Schulman, President
            Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

            On June 18, 1997, the Company filed Form 8-K reporting the acquisition of certain trademarks, software and formulas previously held by the Chapter 7 Bankruptcy Estate of Performance Nutrition, Inc.

                                  S I G N A T U R E S

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                         NATURADE, INC.
                                                         --------------
                                                           (Registrant)



     DATE:   August 13, 1997                          By /s/ Allan Schulman
             ---------------                            ---------------------
                                                        Allan Schulman
                                                        Chief Executive Officer


     DATE:   August 13, 1997                          By /s/ Paul D. Shapnick
             ---------------                            -----------------------
                                                        Paul D. Shapnick
                                                        Chief Financial Officer

                                 EXHIBIT INDEX



     EXHIBIT NO.                  DESCRIPTION                       PAGE
     -----------              ------------------                    -----


     10.1           Employment Extension letter dated
                    July 1, 1997, with Alan Schulman,
                    President                                         13


     27             Financial Data Schedule                           14

                                  EXHIBIT 10.1



                                                          (NATURADE LOGO)

     INTERNAL MEMO

     Date:     July 1, 1997

     To:       Alan Schulman                 From:  Mike Fernicola

     Subject:  Employment Contract
 ---------------------------------------------------------------------------

     Dear Allan,

          This is to confirm that the employment contract currently in place between you and Naturade Inc. will be extended with all terms and conditions until replaced with a new employment contract acceptable to you.



     /s/ Mike Fernicola

     Mike Fernicola
     Secretary