Form 10-K405
period 1997-09-30
NATURADE INC
filed 1997-12-29
CIK 797167

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal year ended September 30, 1997
                        Commission File Number 33-7106-A

                                 NATURADE, INC.
           Delaware                                 23-2442709
  (State of Incorporation)               (I.R.S. Employer Identification No.)

                 7110 East Jackson Street, Paramount, CA.     90723
               (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (562) 531-8120

           Securities registered pursuant to Section 15(d) of the Act:

                                                       Name of each exchange
          Title of each class                           on which registered
          -------------------                           -------------------

          Common Stock, $0.0001 par value:                     None

          Warrants:                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X.. No.....

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          As of December 16, 1997, 5,291,445 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates as of that date was $7,162,499 based on the average of the bid and asked price on that date.

                            Exhibit Index on Page 60

PART I

Item 1.  Business

A.    Introduction

          Naturade, Inc., a Delaware corporation (the "Company" or "Naturade"), manufactures and distributes a variety of health related products, including vitamins, nutritional supplements and skin and hair care products. Its products are sold primarily to distributors who resell to health and natural food stores. Independent brokers and outside sales representatives are utilized throughout the United States and internationally.

          The Company's plant and executive offices are located at 7110 East Jackson Street, Paramount, California 90723, telephone (562) 531-8120.

B.    Historical Development of Naturade, Inc.

          Naturade was incorporated in Delaware in 1986 for the purpose of acquiring other businesses. In April 1989, Naturade acquired Naturade Products, Inc. ("NPI"), the common stock of which was owned by Allan Schulman, the Company's present Chief Executive Officer, and other Schulman family members.

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

D.    Financial Information About Industry Segment

          Currently, the Company's business is focused on the manufacture and distribution of health-related products, including vitamins, nutritional supplements, skin care and hair care products. Financial information for the Company is presented in the financial statements accompanying this report.

E.    Description of Business of Naturade

      (i) Products

          Naturade has three major product lines: skin and hair care, fitness and energy, and specialty nutrition formulas.

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

          The specialty nutritional line includes vitamin and mineral formulas, herbal tablets and powders and special liquid formulas. Naturade's K.B.11 herbal diuretic was one of the first natural diuretic formulas available to the natural food industry. Popular products include Colon Conditioner (a natural fiber formula), Tri-Zymes (digestive enzymes), Booster (liquid vitamin supplement), Herbex (herbal laxative), and Aloe Vera drinks.

          In November 1994, the Company entered into a joint venture with Harrier, Inc. ("Harrier"), to form a California limited liability company named DermaRay International, LLC ("DermaRay"). The purpose of this venture was to develop, market and sell the Bioptron Lamp in the United States. The lamp, which utilizes linearly polarized incoherent light of specific wavelength distribution and power intensity, is effective for the relief of pain or as a skin care device and emits no ultraviolet light. Marketing of the lamps began in 1995. Naturade provides the general management for the venture. In June, 1997, the Company and Harrier entered into an agreement to liquidate and dissolve DermaRay. Upon consummation of such liquidation and dissolution, which is anticipated to occur in fiscal year ending September 30, 1998, the assets of DermaRay shall be transferred to the Company.

     (ii) Marketing

          For the fiscal year ended September 30, 1997, Naturade had sales of $12,578,420, of which 92% was domestic and 8% international. Total gross profit was $6,196,624, of which $5,831,453 was generated by domestic sales and $365,171 was generated by international sales.

          (a) Domestic Sales

          Naturade's domestic branded product business is primarily handled through a distributor network. There are approximately 15 key distributors and approximately 15 smaller distributors that service approximately 6,000 retail health food stores. The Company has a group of distributors who are affiliated with each other and whose aggregate purchases during 1997 represented approximately 24.3% of the Company's total sales. The loss of these customers could have a material adverse effect on the Company.

          Sales in the United States are broken down by geographic regions as follows:

                                                  %
                                                -----
          Northeast Region                       26.0
          Southeast Region                       12.0
          Southwest Region                        7.0
          Mid-West Region                        13.0
          Rocky Mountain Region                   9.0
          California & Hawaii                    24.0
          Northwest Region                        9.0
                                              -------
                                                100.0

          Naturade maintains brokerage agreements with brokers in the United States. These agreements grant exclusive territories in which the broker represents Naturade and receives a commission on sales generated in their territory.

          In addition to Naturade's branded products, the Company sells various private label products to several customers. These sales comprised approximately 9% of the Company's total sales. In June, 1997, the Company acquired certain trademarks, software and formulae previously held by the Chapter 7 bankruptcy estate of Performance Nutrition, Inc. ("PNI"). PNI accounted for approximately 69% of these private label sales prior to such acquisition by the Company.

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

          Approximately 24% of the Company's international sales in 1997 were in South Korea and 17% in Saudi Arabia, with the remaining 59% in approximately 15 other countries. The emphasis in the Company's international department has been focused on obtaining a diversified international customer base.

          (c) Seasonal Fluctuations

          The general nature of the Company's domestic business is not considered seasonal. However, international sales tend to fluctuate depending upon the economic conditions, seasonal patterns and cultural differences within each country.

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

     (iv) Inventory

          Naturade's inventory ranged from a low of $1,333,000 to a high of $2,730,000 during the year. Management has a weekly sales forecast meeting to review inventory status. If any excess inventory is indicated, every effort is made to reduce the excessive inventory as soon as possible. A complete physical inventory is counted once a year.

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

          Quality control is integrated throughout every phase of the Company's product development and production. Ingredients are selected for nutritional value, stability and other qualities that will contribute to the product's worth. Individual ingredients are checked for adherence to industry and government food standards. To further maintain high standards of control, up-to-date automated equipment is used to package the Company's vitamin and herb products.

          Powder supplements represent approximately 49% of total sales. Raw materials are purchased from a variety of leading manufacturers. The Company has rarely experienced a problem in obtaining raw materials and anticipates no significant problems in the future.

     (vi) Competition

          The natural food industry does not have an industry wide reporting system which makes it difficult to measure Naturade's market share. As an alternative, management reviews product category percentage data, as shown in the sales reports of several major distributors, to determine the sales position of key products. An analysis of these reports indicates that the sales volume of many Naturade key products are in the top 15% of the product groups carried by its distributors.

          The principal method of competing within the industry is to build goodwill and credibility with the retailer and consumer. Naturade has a very strong brand position since it is one of the oldest companies in the natural food industry (over 70 years). Naturade's diversified product lines, along with its reputation for high quality products, enables the Company to compete effectively in the market.

    (vii) Copyrights, Trademarks and Licenses

          Naturade maintains United States registrations on over twenty trademarks, and California registrations on seven trademarks. Naturade also maintains copyrights on "Aloe Vera Plant," and maintains trademark registrations for a variety of names in over 25 foreign countries.

   (viii) Product Research and Development

          Naturade's product development expenses were $134,807, $123,643, and $133,737 for the years ended September 30, 1997, 1996, and 1995, respectively.

          The majority of product research and development in 1997 was for the Company's herbal product category. This included the development of a new herbal product line (21 items) of standardized and whole herbs. In addition, a "twin-pack" of herbs and natural fibers called "Herbal Cleanse" was developed. Also in 1997, a new product called "Immune Booster" was added to the cough and cold category. A new children's sun block was developed and introduced in the "Aloe Vera 80" category.

          The majority of product research and development in 1996 was devoted to the repackaging of the Company's Aloe Vera 80 line of skin and hair care products. This newly expanded line was introduced in the spring of 1996. Research and development also continued in the herbal category and in herb-related products.

          Product research and development in 1995 was devoted to two areas. The first was to continue to develop new products in the herb category. The second area was to research and evaluate the Company's skin and hair care products and to evaluate a new packaging design concept.

     (ix) Environmental Discharge Expenditures

          In its powder blending operations, Naturade utilizes an internal dust collecting system which prevents dust and pollutants from being released into the environment. Accordingly, Naturade believes it is in compliance with applicable government regulations regarding discharge of materials into the environment.

      (x) Employees

          Naturade currently employs approximately 54 people.

     (xi) Financial Information Regarding Export Sales:


                                  Net Sales To
                                      Korea

        1997            1996            1995            1994            1993
-------------------------------------------------------------------------------
   $   224,525     $   431,593     $   547,555     $   977,016     $ 1,904,854


                                 Net Sales To
                                 Saudi Arabia

        1997            1996            1995            1994            1993
-------------------------------------------------------------------------------
   $   157,956               0     $   839,124     $   363,006     $   327,435


                                   Net Sales
                                 Other Exports

        1997            1996            1995            1994            1993
-------------------------------------------------------------------------------
   $   570,400     $   270,800     $   341,835     $   246,238     $   341,875


                              Domestic Net Sales

        1997            1996            1995            1994            1993
-------------------------------------------------------------------------------
   $11,625,539     $ 9,403,139     $ 8,366,226     $ 6,522,316     $ 5,018,096


                                Total Net Sales
                                  All Markets

        1997            1996            1995            1994            1993
-------------------------------------------------------------------------------
   $12,578,420     $10,105,532     $10,094,740     $ 8,108,576     $ 7,592,260
   ===========     ===========     ===========     ===========     ===========



Item 2.  Properties

          The Company's executive offices, manufacturing, sales, marketing and product development operations are located in an approximately 54,000 square foot building located in Paramount, California which is owned two thirds by the Company and one third by Allan Schulman, the Company's Chief Executive Officer and a Director.

          Mr. Schulman's one third interest in the building is leased under a triple net lease (the "Lease") that has a remaining term extending through July of 1998. The monthly rental paid to Mr. Schulman is $8,339 and increases with changes in the cost of living index. The Company is responsible for paying all real estate taxes, maintenance and operating expenses and insurance. In connection with the Health Holdings Transaction (as defined in Item 13 below), the Company and Mr. Schulman entered into a First Amendment to Lease, dated as of December 15, 1997, pursuant to which the Company and Mr. Schulman, in their capacity as joint landlord, granted the Company, in its capacity as tenant, the right to extend the original term of the Lease for up to three consecutive two-year terms. The Company and Mr. Schulman also entered into a Mutual Option Agreement, dated as of December 15, 1997, pursuant to which the Company and Mr. Schulman each granted the other the right to purchase their respective interests in such building. More specifically, the Mutual Option Agreement provides that the Company may purchase Mr. Schulman's interest in the building at any time prior to the expiration of the Lease upon notice and payment to Mr. Schulman of one-third of the fair market value of the building. During the twelve month period following expiration of the Lease, Mr. Schulman may purchase the Company's interest in the building following one hundred twenty (120) days' prior written notice and payment to the Company of two-thirds of the fair market value of the building. In the event that either the Company or Mr. Schulman exercises its respective right under the Mutual Option Agreement to purchase the remaining portion of the building, the Lease shall terminate upon the closing of such purchase.

          In connection with the Company's acquisition of certain assets of Performance Nutrition, Inc. ("PNI") as discussed in Item 13 below, as of August 1, 1997, the Company entered into a lease for 4,490 square feet in a facility located in Dallas, Texas. The lease terminates on August 1, 2002, and is paid at the rate of $3,256 per month.

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

Item 3.  Legal Proceedings

          The Company is one of four defendants in a proceeding styled Jeffrey
H. Mims, Trustee v. Kennedy Capital Management, Inc., Anthony Roth, David Wynne and Naturade, Inc., adversary no. 397-3452, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Proceeding").

          The Proceeding was initiated by the Trustee in the Chapter 7 bankruptcy case of PNI on October 3, 1997. In his first amended complaint, the Trustee alleges, in substance, that the defendants improperly wrested control of PNI's board of directors in August, 1996 and bankrupted PNI through alleged acts of malfeasance, self-dealing and a conspiracy to transfer PNI's assets to the Company. The Trustee's pleading seeks unspecified damages and exemplary damages of not less than $10,000,000.

          The Company has categorically denied the Trustee's allegations and moved to dismiss the Trustee's complaint on the basis of legal and factual insufficiency of the claims with respect to the Company, lack of standing as to corporate governance issues, and on other grounds. The Company also filed a counterclaim for its attorneys' fees and expenses on the basis of the apparent groundlessness of the Trustee's allegations. On December 16, 1997, the court entered an order dismissing all of the Trustee's claims against the Company for failure to state a legally sufficient basis, unless the Trustee files an amended complaint by December 29, 1997, which specifically describes the basis of the Trustee's case against the Company and how the Company allegedly injured PNI. The Company anticipates that the Trustee will amend his complaint and the Company intends to vigorously contest the Trustee's claims.

          In addition to the above-described litigation, the Company is party to other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations of financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

A.    Market Information

          The Company's common shares began trading on the over-the-counter securities market in the third quarter of 1991. The over-the-counter market quotations reflect interdealer bid prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The prices were retrieved from the National Quotation Bureau.

Common Stock
------------

For Fiscal Year Ended September 30, 1997           High              Low
----------------------------------------           ----              ---
         1st Quarter                            $   2.13         $   1.63
         2nd Quarter                                3.25             2.00
         3rd Quarter                                3.69             3.13
         4th Quarter                                4.13             3.50


For Fiscal Year Ended September 30, 1996            High              Low
----------------------------------------            ----              ---
         1st Quarter                            $   2.00         $   1.38
         2nd Quarter                                1.63             1.25
         3rd Quarter                                1.38             1.03
         4th Quarter                                2.00             1.06


          On December 16, 1997, the last reported price for the Company's Common Stock was $4.9375 bid, $5.25 ask.

B.    Holders

          To the best knowledge of the Company, the number of record holders of common stock as of November 26, 1997, was 569. The Company believes that approximately 650 additional shareholders hold the Company's common stock in "street name."

C.    Dividends

          The Company has not paid a cash dividend on its common stock, and it is not anticipated that the Company will pay any dividends in the foreseeable future. The Company intends to follow a policy of retaining any future earnings to reduce debt and provide funds for the expansion of its business.

D.    Warrants

          The Company presently has outstanding a series of Class B Warrants which provide for the purchase of one share of the Company's Common Stock at an exercise price of $3.00 per share. The Board of Directors has extended the expiration date of the Class B Warrants to December 31, 1998. The Company previously had certain Class A Warrants outstanding, but such Class A Warrants expired in accordance with their terms on December 31, 1996.

          As of November 30, 1997, 337,747 Class B Warrants were outstanding. During the period from October, 1, 1992 through November 30, 1996, 31,825 Class A Warrants and 679 Class B Warrants were exercised. Between November 30, 1996, and December 30, 1996, 204,218 Class A Warrants were exercised and 102,383 Class Warrants expired.

          During the 3rd quarter of fiscal 1995, a market was established in the Company's Series A and Series B Warrants. These securities are quoted through the facilities of the National Quotation Bureau "Pink Sheets" and are available on the NASDAQ Bulletin Board under the symbols NRDCW and NRDCZ.



                                                Series A         Series B
For Fiscal Year Ended September 30, 1997        Bid Price        Bid Price
----------------------------------------        ---------        ---------
                  1st Quarter                   $ 0.37            $ 0.14
                  2nd Quarter                      N/A            $ 0.19
                  3rd Quarter                      N/A            $ 0.19
                  4th Quarter                      N/A            $ 0.50

                                                Series A         Series B
For Fiscal Year Ended September 30, 1996        Bid Price        Bid Price
----------------------------------------        ---------        ---------
                  1st Quarter                    $ 0.15            $ 0.05
                  2nd Quarter                    $ 0.15            $ 0.05
                  3rd Quarter                    $ 0.15            $ 0.05
                  4th Quarter                    $ 0.15            $ 0.05



On December 16, 1997, the last bid price for the Company's Series B Warrants was $1.50.

Item 6.  Selected Financial Data

          The following tables summarize certain selected financial data for the periods presented for the Company. The data for the year ended September 30,

1997, should be read in conjunction with the more detailed audited statements for such year presented elsewhere herein.

STATEMENT OF OPERATIONS DATA                                             NATURADE, INC.
                                                                    YEARS ENDED SEPTEMBER 30,
                                                 1997           1996           1995            1994            1993
                                            --------------------------------------------------------------------------
Net Sales                                   $ 12,578,419   $ 10,105,532   $ 10,094,740    $  8,108,576    $  7,592,260

Gross Profit                                   6,196,624      4,869,105      4,738,852       3,835,249       3,450,637

Income from operations before income
taxes and cumulative effect of change in
accounting principle                             413,295        204,158        336,808         387,631          49,860

Income Tax expense (benefit)                     165,000         38,000        (58,275)        (29,000)         27,000

Income before cumulative effect of change
in accounting principle                          248,295        166,158        395,083         416,631          22,860

Cumulative effect of change in accounting              0              0              0          91,000               0
principle

Net Income                                       248,295        166,158        395,083         507,631          22,860

Income per common and common
equivalent shares:

Before cumulative effect of change in
accounting principle                                0.08           0.06           0.14            0.15            0.01

Cumulative effect of change in accounting
principle                                              0              0              0            0.03               0

Net Income                                          0.08           0.06           0.14            0.18            0.01

BALANCE SHEET DATA                                                         SEPTEMBER 30,
                                                 1997           1996           1995            1994            1993
                                            --------------------------------------------------------------------------

Total Assets                                $  7,753,574   $  5,160,235   $  4,820,775    $  2,564,613    $  2,093,239

Long-term Obligations                          2,235,908      2,418,334      2,555,675         199,060         393,117

Common Stock                                         330            259            254             278             269

Shareholders Equity                            2,685,286      1,080,224        897,588         762,800          67,965


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

LIQUIDITY AND CAPITAL RESOURCES

          Inventories increased $1,080,086 to $2,413,621 at September 30, 1997, from $1,333,535 at September 30, 1996. This increase was required to support the overall increase in the sales of the Company's products during fiscal 1997 and the anticipation of increased future sales. The Company does not anticipate further significant inventory increases during fiscal 1998.

          The Company's cash provided by operating activities decreased $432,605 from $96,221 in 1996 to ($336,384) in 1997. This decrease was mainly a result of the increase in inventory of $1,080,086 and the changes in accounts receivable and accounts payable. In 1997 there was an increase in accounts receivable of $483,300 primarily resulting from increased sales levels. In 1997 the Company's accounts payable increased $566,524 as a result of higher inventory purchases.

          During 1997 the Company's working capital increased to $1,356,135 from $879,651 at September 30, 1996.

          Cash used in investing activities totaled $90,102, down from $147,140 in 1996. Management forecasts that capital expenditures for 1998 will be less than $150,000 and will be financed by bank loans, leasing and/or cash flow from operations.

          The Company's cash provided by financing activities was $463,928 compared to $54,618 in 1996. Proceeds from the exercise of the Company's Class A Warrants totaled $204,218 in 1997, compared with $8,948 in 1996.

          The Company has a $1,500,000 open line of credit available through February 1, 1998. As of September 30, 1997, $1,150,000 was outstanding on this line compared to $700,000 as of September 30, 1996. Management has no reason to believe that this line will not be extended.

          Management is of the opinion that the Company has sufficient business, liquidity and capital resources to finance its operations.

RESULTS OF OPERATIONS

1997 vs. 1996
-------------

          Net sales for the fiscal year ended September 30, 1997 exceeded the prior year by $2,472,888. Domestic branded sales, which represented 83% of total sales, increased $2,337,861 or 29% to $10,498,605. Private label sales, representing 9% of total sales, decreased $109,899 or 9% to $1,126,934. International sales, which represented the remaining 8% of sales, increased $244,926 or 35% to $952,881.

          The Company attributes the majority of the 29% domestic branded sales increase to the continuing effort to expand distribution by increasing promotional and marketing expenditures. The introduction of new products also contributed to this increase of sales.

          During 1997 the Company introduced a new line of herb products featuring a blend of standardized herbs and whole herb powders. This product grouping has 21 items including special formulas and straight herbs. Toward the end of fiscal 1997 the Company added St. John's Wort to this herb category. Also in 1997 the Company introduced a "twin-pack" of herbs and natural fibers called "Herbal Cleanse".

          Another herbal based product was added to the Company's cough and cold category. This product is called "Immune Booster" and contains Echinacea Root, Elderberry, Cats Claw and Golden Seal Root, plus vitamins and minerals.

          The Company also added a new product to the Aloe Vera 80 Sun Care category. This product is called "Kids Sunblock" and is a specially formulated sun protection (SPF 30) and moisturizing product for active kids.

          Private label sales decreased due to the Company's purchase of trademarks in June, 1997, of Performance Nutrition, Inc. ("PNI"), previously the Company's largest private label customer. Sales of these products since the time of such acquisition have been reported as domestic branded sales.

          International sales increased in 1997 primarily because of new customers. The Company opened markets in Japan, Italy and Spain during 1997. The Company is continuing efforts to develop new customers in the international marketplace.

          Gross profit for the fiscal year ended September 30, 1997, increased 1.1% to 49.3% from 48.2% in the prior fiscal year. This increase was primarily the result of the conversion of the PNI private label product line to domestic branded sales.

          Selling, general and administrative expenses increased $1,054,490 or 24.4% from last year. However, the total percent of sales remained constant at 42.8% from the prior year. Sales and marketing expenses related to domestic sales increased $180,662 or 9.4% but decreased to 16.7% of sales from 19.1% last year. Sales and marketing expenses since June, 1997 relating to the PNI branded line of products were $363,137 or 2.9% of sales. There were no comparable expenses in fiscal 1996 as these products were recorded as private label sales with corresponding costs of sales.

          General and administrative expenses increased $305,709 or 25.9%, but only increased sales 0.1% of sales to 11.8% from 11.7% last year. Of this amount, payroll and related taxes and benefits increased $177,320 and legal expenses increased $93,531.

1996 vs. 1995
-------------

          Net sales for the fiscal year ended September 30, 1996 exceeded the fiscal year ended September 30, 1995 by $10,792. However, domestic branded sales, which represented 81% of total sales, increased $1,798,310 or 28% to $8,186,613. Private label sales, representing 12% of total sales, decreased $761,397 or 39% to $1,216,526. International sales, which represented the remaining 7% of sales, decreased $1,026,121 or 59% to $702,393.

          The Company attributed the majority of the 28% domestic branded sales increase to increased promotional and marketing expenditures in a concerted effort to expand distribution. On January 1, 1996, the Company implemented an approximate 5% price increase on selected items representing 15% of total domestic sales, excluding private label sales. The sales increase was accomplished primarily by expanded distribution to existing distributors and the addition of several smaller distributors covering areas in which the Company was not previously represented.

          The Company redesigned its Aloe Vera 80 Skin & Hair Care line and the "new look" started distribution in the Spring of 1996. The Company also added eight new products to the line as well as three new Aloe Vera 80 Sun Care products.

          In addition to the new Aloe Vera 80 products, the Company developed and introduced two new protein formulae, one new herbal formula and three new amino acid formulae.

          A new area of distribution for the Company in 1996 was the chain of 2,400 GNC stores. During fiscal 1997 the Company continued to distribute its Aloe Vera 80 Skin and Hair Care products through both the GNC corporate and franchise stores. In addition to the Aloe Vera 80 products, the Company also sold a variety of its herbal remedy products to GNC.

          Private label sales decreased because a major private label customer discontinued a product grouping that the Company had manufactured for them in 1995.

          International sales decreased because a customer in Saudi Arabia (who was the Company's largest international customer in 1995) completely reorganized and redesigned its packaging which resulted in no shipments during fiscal 1996. Following completion of such reorganization and redesign, the Company resumed shipments during fiscal 1997.

          Gross profit for the fiscal year ended September 30, 1996 increased 1.3% to 48.2% from 46.9% in the prior fiscal year. This increase was primarily the result of decreased private label and international sales, both of which carry lower margins, as well as a price increase discussed above.

          Selling, general and administrative expenses increased $474,997 or 12.3% to 42.8% of sales from 38.1% in fiscal 1995. Sales and marketing expenses related to domestic sales increased $593,319 or 44.5% to 19.1% of sales from 13.2% the prior year, while the remaining expenses in these categories decreased $118,322. The majority of this $593,319 increase is comprised of the following: an increase in advertising of $133,640; compensation and related payroll costs of $197,124; design, production and printing related to the packaging upgrade of the Company's skin and hair care products as well as for new products in the amount of $117,294; and promotional expenses of $97,013.

          In 1996 management eliminated the valuation allowance on deferred tax assets since they believed it to be more likely than not that the deductible temporary differences would be realized. 1996 and 1995 pretax income was approximately $204,000 and $337,000, respectively. Deferred tax assets will be realizable from future taxable income. Management estimated during 1996 that it would require four years of taxable income consistent with levels of the past four years to realize the deferred tax assets, and believes that the results of fiscal 1997 were consistent with such estimates. Based on the Company's operating results and management's expectation of future performance it believes this level of taxable income is attainable. If in the future the Company is unable to generate the income necessary to recognize the deferred tax assets recorded, a valuation allowance will need to be provided that would be charged to income when recorded.

FORWARD-LOOKING INFORMATION

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Any matters discussed herein including, without limitation, the Company's introduction of new products, future sales levels, ability to secure financing and the potential outcome of pending litigation involving the Company, are forward-looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans," variations thereof and similar expressions are intended to identify forward-looking statements.

          Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this

Annual Report on Form 10-K, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors that could contribute to or cause such differences including, but not limited to, unanticipated developments in any one or more of the following areas: the rate of consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), borrowing costs, changes in taxes due to change in the mix of U.S. and non-U.S. revenue, pending or threatened litigation, the availability of key personnel and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

          Readers are cautioned not to place undue reliance on any forward-looking statement contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Item 8.  Financial Statements and Supplementary Data

          Attached as Exhibits are Financial Statements and the supplementary financial information as required (see Item 14- Exhibits).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          On August 12, 1997, the Company filed a Form 8-K reporting a change in auditors to Rose, Snyder & Jacobs, effective August 5, 1997, replacing McGladrey & Pullen, LLP. The change in auditors was not a result of any disagreement with the former auditors on the scope, auditing or presentation of the Company's financial statements.

PART III

Item 10.  Directors and Executive Officers

          The names and ages of the directors and executive officers of the Company as of December 16, 1997, are as follows:

   Name                           Age      Position                     Since
   ----                           ---      --------                     -----
  Allan Schulman                  66       President, Chief             1959
                                           Executive Officer,
                                           Director, Chairman
                                           of the Board

  Lionel P. Boissiere 1/          39       Director                     1997

  Anders Brag 1/                  44       Director                     1997

  William B. Doyle, Jr. 1/        38       Director                     1997

  William S. Doyle 1/             53       Director                     1997

  Barry M. Zwick                  63       Director                     1992

  Paul D. Shapnick                61       Chief Financial Officer,     1992
                                           Assistant Secretary-
                                           Treasurer

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




--------
 1/ Effective upon the closing of the Health Holdings Transaction (as defined in Item 13 below) on December 15, 1997, Messrs. Boissiere, Brag, Doyle and Doyle were appointed by the Company's Board of Directors to fill vacancies in such Board of Directors.

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

WILLIAM S. DOYLE. Mr. Doyle [no relation to William B. Doyle, Jr.] has an AB degree from Duke University. Mr. Doyle was chief marketing officer of the Chase Manhattan Bank in New York, after successive management positions with the bank in London and Hong Kong. He served as Deputy Commissioner of Commerce for New York State, and was president of Strategen, Inc., a New York City based health-care investment bank, prior to forming Taishan Holdings, Inc., where he serves as president.

LIONEL P. BOISSIERE. During the past five years Mr. Boissiere has been an investor and advisor to middle market companies. From 1993 through 1995 he worked with Berkeley International Capital Corp., and since 1995 Mr. Boissiere has been a principal at Doyle & Boissiere LLC.

ANDERS BRAG. During the past five years Mr. Brag has served as a Special Limited Partner of Hambro International Ventures.

WILLIAM B. DOYLE, JR. Since 1995 Mr. Doyle [no relation to William S. Doyle] has served as Managing Director of Doyle & Boissiere LLC. Prior to such time Mr. Doyle was with Berkeley International Capital Corporation. Mr. Doyle is an investor and an advisor to middle market companies.

PAUL D. SHAPNICK. Mr. Shapnick has a BS in Accounting from the University of California at Los Angeles, and is a CPA. He has been vice president of finance and chief financial officer of several manufacturing companies, including nine years as chief financial officer and executive vice president of the one of the largest health food companies in the industry. Mr. Shapnick joined Naturade in June 1992. From October of 1990 through May of 1992, Mr. Shapnick operated his own financial consulting practice. During the preceding five years, he was the Vice President of Finance for Sandberg Furniture Manufacturing Company.

Item 11.  Executive Compensation

          The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to the executive officers to whom it paid in excess of $100,000, including cash and issuance of securities.

                              Annual Compensation                    Awards                            Payouts
-----------------------------------------------------------------------------------------------------------------------
(a)             (b)          (c)           (d)          (e)          (f)          (g)            (h)          (i)
Name                                                   Other      Restricted                                  All
and                                                    Annual       Stock                        LTIP        Other
Principal                                           Compensation   Award(s)     Options/        Payouts   Compensation
Position       Year        Salary($)      Bonus ($)      ($)         ($)         SARs(#)          ($)         ($)
-----------------------------------------------------------------------------------------------------------------------
Allan
Schulman
Chief         9/30/95       186,040       39,409          0            0         80,000            0        11,712 <F2>
Executive     9/30/96       188,754            0          0            0         10,000            0        11,712 <F2>
Officer       9/30/97       192,751       25,366          0            0         10,000            0         2,928 <F2>
-----------------------------------------------------------------------------------------------------------------------
Michael
Fernicola
Executive     9/30/95        89,231        5,000          0            0         20,000            0         4,440 <F3>
Vice          9/30/96       105,385        4,013          0            0         40,000            0         6,600 <F3>
President<F1> 9/30/97       113,077        1,709          0            0         20,000            0         6,600 <F3>
-----------------------------------------------------------------------------------------------------------------------

<F1>  Mr. Fernicola served as Executive Vice President and as a Director of the Company through September 6, 1997.
<F2>  Such amounts represent lease payments made relating to an automobile leased for Mr. Schulman. 3/ Such amounts represent lease payments made relating to an automobile leased for Mr. Fernicola.

          In addition, both Mr. Schulman and Mr. Fernicola participated with other full-time employees in the Company's group health and life insurance program. Mr. Schulman owns one third of the land and building in which the Company conducts its activities. As such, Mr. Schulman receives $8,339 per month rental paid by the Company under a facilities lease which extends through July of 1998.

          The 10,000 options awarded to Mr. Schulman were for serving on the Board of Directors and are exercisable at $1.96 per share, which was the fair market value on the date of the grant.

          The 20,000 options awarded to Mr. Fernicola have an exercise price of $1.50 per share. The fair market value on the date of the grant of these options was $3.63.

                     Options/SAR Grants In Last Fiscal Year
                                                                                           Potential Realizable Value
                                                                                           at Assumed Annual Rates
                                                                                           of Stock Price Appreciation
                                 Individual Grants                                         for Option Term
----------------------------------------------------------------------------------------------------------------------------
      (a)            (b)          (c)               (d)        (e)           (f)           (g)          (h)          (i)
                                  % of Total
                                  Options/SARs                  Market
                     Options/     Granted to        Exercise    Price
                     SARs         Employees         or Base     on Date
                     Granted      in Fiscal         Price       of Grant     Expiration
Name                 (#)          Year              ($/Sh)      ($/Sh)       Date*         5%($)        10%($)       0%($)
----------------------------------------------------------------------------------------------------------------------------
Allan Schulman       10,000         20%              1.96        1.96         2/5/07*      $12,700      $33,500
Chief Executive
Officer
----------------------------------------------------------------------------------------------------------------------------
Michael Fernicola    20,000         40%              1.50        3.63         9/12/98      $1,600       $3,200
Executive Vice
President 1/
----------------------------------------------------------------------------------------------------------------------------

<F1>  Mr. Fernicola served as Executive Vice President of the Company through
      September 6, 1997.

          No options were exercised by officers or directors during the fiscal year ended September 30, 1997.

          *The expiration date was arbitrarily estimated to be ten years from the grant date because the options do not have a fixed expiration date. The options expire one year after departure from the Board of Directors. The Company does not have a mandatory retirement date for Directors.

          On December 12, 1997, the Company entered into a four year Employment, Consulting and Non-Competition Agreement with Allan Schulman, its Chief Executive Officer, providing for a base salary of $180,000, $144,000, $115,200, and $92,169, respectively, for the first, second, third and fourth years of such agreement, subject to certain adjustments, a $1,250 per month car allowance, and various other terms and conditions. The terms of this agreement permit Mr. Schulman to reduce his involvement with, and responsibilities for, the Company during the term of the agreement with a proportionate reduction in salary.

          All directors receive directors' fees of $500 per month. Messrs. Boissiere and W.B. Doyle will not receive such directors' fees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information regarding beneficial ownership as of December 16, 1997, of the Company's outstanding common stock ("Common Shares") by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and the Company's equity securities held by each director and by officers and directors of the Company as a group.

                                                   Amount and
                                                    Nature of
Name & Address                Class                Beneficial           Percent
of Beneficial Owner          of Stock                 Owner             of Class
-------------------          --------              -----------          --------
Allan Schulman               Common                 551,545 (1)          10.05
Naturade, Inc.
7110 E. Jackson St.
Paramount, CA 90723

Barry M.  Zwick              Common                 251,017 (2)           4.70
925 De La Vina St.
Suite 102
Santa Barbara, CA 93101

Dallas Gold & Silver         Common                 490,000 (3)           9.12
  Exchange, Inc.
519 Interstate 30
Suite 243
Rockwall, TX 75087

Health Holdings and          Common               2,881,695 (4)          54.46
  Botanicals, Inc.           Preferred            1,250,024             100.00
330 Primrose Road
Fifth Floor
Burlingame, CA 94104

Pure World, Inc.             Common                 293,999 (5)           5.55
376 Main Street, Box 74
Bedminster, NJ 07921

Executive Officers and       Common               3,804,257              67.20
Directors As a Group
Consisting of 4 Persons

FOOTNOTES

(1) Total includes 352,434 Common Shares solely owned by Mr. Schulman; 89,111 Common Shares which can be purchased upon exercise of the Company's Class B Warrants; and 110,000 Common Shares which can be purchased under presently exercisable options.

(2) Total includes 11,000 Common Shares solely owned by Mr. Zwick; 151,155 Common Shares owned by the Zwick Financial Corp. Profit Sharing Plan, of which Mr. Zwick is sole trustee and 91% beneficiary; and 50,000 Common Shares which can be purchased by Mr. Zwick under presently exercisable options; and the following amounts owned by Mr. Zwick's minor children:
     38,000 Common Shares, and 862 Common Shares which can be purchased upon exercise of the Company's Class B Warrants.

(3) Dallas Gold & Silver Exchange, Inc. ("DGSE"), is a national wholesaler and retailer of precious metals and jewelry products based in Dallas, Texas. The securities of DGSE trade on the American Stock Exchange under the symbol "DLS.EC". Dr. L.S. Smith, a consultant to the Company, is the Chairman of the Board, Chief Executive Officer and the controlling stockholder of DGSE. DGSE owns 260,000 Common Shares. In addition, Dr. Smith owns 150,000 Common Shares directly; and 80,000 Common Shares which can be purchased under presently exercisable options. DGSE and Dr. Smith each disclaim beneficial ownership of the Common Shares held by each other, and report separately.

(4) Total includes 2,881,695 Common Shares owned by Health Holdings and Botanicals, Inc. ("Health Holdings"); and 1,250,024 shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares"). Common and preferred shares of Health Holdings are held by (i) Doyle & Boissiere LLC, a Delaware limited liability company (of which Messrs. William B. Doyle, Jr., and Lionel P. Boissiere, directors of the Company, are principals),
     (ii) Mr. Anders Brag, a director of the Company, and (iii) Taishan Holdings, Inc., a British Virgin Islands corporation (of which Messrs. William S. Doyle and Anders Brag, each a director of the Company, hold equity interests). Messrs. William B. Doyle, Jr., William S. Doyle, Anders Brag and Lionel P. Boissiere each disclaim beneficial ownership of the Company's Common Shares and Preferred Shares held by Health Holdings.

(5) Total includes 293,000 Common Shares owned by Pure World, Inc. ("Pure World"), and 999 Common Shares which can be purchased upon exercise of the Company's Class B Warrants. This statement is based on information contained in a Schedule 13 D/A filed by Pure World on September 5, 1997.

Item 13.  Certain Relationships and Related Transactions

          On December 15, 1997, the Company, Allan Schulman, L.S. Smith, Dallas Gold & Silver Exchange, Inc. ("DGSE"), and Barry M. Zwick (Mr. Schulman, Dr. Smith, DGSE and Mr. Zwick, together, the "Shareholders" and, collectively, with the Company, "Sellers") entered into a Stock Purchase Agreement (the "Purchase Agreement") and certain ancillary documents (collectively, the "Transaction Documents") with Health Holdings and Botanicals, Inc., a California corporation

("Health Holdings"). As set forth in Item 12 hereof, Mr. Schulman is President, Chief Executive Officer and Chairman of the Board of the Company; Dr. Smith is a shareholder of and consultant to the Company; Dr. Smith is Chairman of the Board, Chief Executive Officer and controlling shareholder of DGSE; DGSE is a shareholder of the Company; and Mr. Zwick is a former director and shareholder of the Company.

          Taishan Holdings, Inc. ("THI") is a British Virgin Islands corporation. William S. Doyle and Anders Brag (each a director of the Company) own 50% and 25%, respectively, of the equity interests in THI, and William S. Doyle serves as President of THI. Doyle & Boissiere LLC is a Delaware limited liability company ("D&B") of which William B. Doyle, Jr. and Lionel Boisierre (each a director of the Company) are principals. As of the date of this Annual Report on Form 10-K, THI and D&B are not affiliates. D&B and Anders Brag hold shares of convertible preferred stock of Health Holdings representing approximately 85% of the outstanding stock of Health Holdings on a fully-diluted basis, and THI holds approximately 7.5% of the outstanding shares of Health Holdings on a fully-diluted basis.

          Consummation of the transactions (the "Health Holdings Transaction") contemplated by the Transaction Documents took place concurrently with the execution of the Purchase Agreement on December 15, 1997. Accordingly, as of December 15, 1997, Health Holdings owns approximately 55% of the Company's Common Shares and 100% of the Preferred Shares. In connection with the execution and delivery of the Transaction Documents, William S. Doyle, Lionel P. Boissiere, Anders Brag and William B. Doyle, Jr. were appointed to the Company's Board of Directors on December 15, 1997.

          Pursuant to the terms of the Purchase Agreement, the Shareholders sold to Health Holdings the following numbers of Common Shares: Mr. Schulman sold 650,473 Common Shares; Dr. Smith sold 50,000 Common Shares; DGSE sold 108,000 Common Shares; and Mr. Zwick sold 50,000 Common Shares. The total purchase price for the Common Shares sold by the Shareholders was $2,575,419. Simultaneously, the Company sold to Health Holdings (a) 2,023,222 newly issued Common Shares and
(b) 1,250,024 Preferred Shares for a total purchase price of $6,000,000.

          Through to and until December 15, 2007, each Preferred Share is convertible into one Common Share in accordance with the following terms. Upon the issuance by Naturade of 45 Common Shares pursuant to the exercise of any warrant, option, contract or similar right, 55 Preferred Shares shall immediately become and remain convertible at a conversion price equal to the average exercise price of the corresponding 45 Common Shares. Conversely, if any currently outstanding warrant, option, contract or similar right to purchase Common Shares shall expire unexercised on or prior to December 15, 2007, the corresponding number of Preferred Shares (on a 55 for 45 basis) shall become redeemable at par.

          In the event that, prior to December 15, 2007, (i) any person other than D&B or an affiliate of D&B acquires 15% or more of the Common Stock, (ii) the Company is party to any merger, consolidation, in each case into or with a person other than D&B or its affiliate, (iii) the Company sells all or substantially all of the assets of the Company to a person other than D&B or its affiliate, or (iv) the Company makes an offering or offerings of the Company's securities, the aggregate gross proceeds of which are in excess of $10,000,000, the Preferred Shares shall become and remain convertible at a conversion price of $1.45 per share. While convertible, the Preferred Shares shall have full voting rights with the Common Stock on an "as converted" basis.

          The Transaction Documents include a Registration Rights Agreement, dated as of December 15, 1997, between the Company and Health Holdings; a Consulting Agreement, dated as of December 12, 1997, between the Company and D&B; a First Amendment to Lease, dated as of December 15, 1997, between Allan Schulman and the Company, collectively as landlord, on the one hand, and the Company, as tenant, on the other; a Mutual Option Agreement, dated December 15, 1997, between Allan Schulman and the Company; an Employment, Consulting and Non-Competition Agreement, dated as of December 15, 1997, between Allan Schulman and the Company; and a Letter Agreement, dated December 11, 1997, between the Company and DGSE pursuant to which the Company exchanged 108,500 shares of DGSE common stock held by the Company for 48,000 Common Shares held by DGSE. The Health Holdings Transaction was reported by the Company on Form 8-K filed by the Company on December 23, 1997, which is incorporated herein by this reference.

          On June 3, 1997, the Company consummated the acquisition of certain trademarks, software and formulas (collectively, the "Assets") previously held by the Chapter 7 bankruptcy estate of Performance Nutrition, Inc. ("PNI"). The Company acquired the assets from DLS Financial Services, Inc. ("DLS"), a wholly-owned subsidiary of DGSE. DGSE owns 260,000 Common Shares. L.S. Smith, a consultant to the Company, is the Chairman of the Board, Chief Executive Officer and controlling shareholder of DGSE. Dr. Smith individually owns 150,000 Common Shares, as well as 80,000 additional Common Shares which can be purchased under presently exercisable options. DGSE and Dr. Smith each disclaim beneficial ownership of the Common Shares held by each other. See Item 12 hereof. DLS purchased the assets at a public auction conducted by the bankruptcy trustee of PNI. The consideration paid by the Company to DLS in connection with this transaction consisted of 500,000 restricted Common Shares, which was determined through arms' length negotiations.

          Pursuant to Option Agreements dated January 25, 1995, each Director then serving on the Company's Board was granted an option to acquire 20,000 additional Common Shares, at an exercise price equal to the average bid price of the Common Stock for the thirty day period ending December 30, 1994 (which was $1.07 per share). In addition, the Option Agreements provide that Directors will be granted options to purchase an additional 10,000 Common Shares for each year that they serve as a director of the Company after January 1, 1995, at a price equal to the average bid price of the Common Stock for the 30 day period ending December 30th preceding the date on which such option is granted. These options expire one year after the Director leaves the Board. During February 1997, five directors each were granted options to acquire 10,000 additional Common Shares, at an exercise price equal to the average bid price of the common stock for the thirty day period ending December 30, 1996 (which was $1.96 per share).

          In September 1997, the Company granted additional stock options to Michael Fernicola, the Company's then Executive Vice President, to purchase 20,000 Common Shares at an exercise price of $1.50.

          The Company and Allan Schulman, the Company's President, own a two-thirds and a one-third interest, respectively, in the industrial building which houses the Company's production facilities and executive offices. As discussed in Item 2 above, the Company and Mr. Schulman have entered into a First Amendment to Lease, dated as of December 15, 1997, and a Mutual Option Agreement, dated as of December 15, 1997. Among other things, the First Amendment to Lease grants the Company the right to extend the original term of the Lease for two consecutive three year terms. The Mutual Option Agreement provides, among other things, that the Company may purchase Mr. Schulman's interest in the building at any time prior to the expiration of the Lease upon notice and payment to Mr. Schulman of one-third of the fair market value of the building. The Mutual Option Agreement further provides that during the twelve-month period following expiration of the Lease, Mr. Schulman may purchase the Company's interest in the building following one hundred twenty days' prior written notice and payment to the Company of two-thirds of the fair market value of the building.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)   The following documents are filed as part of this report:

          (1) Financial Statements. The following Financial Statements are included in this report.

                           Financial Statements
                           --------------------
                           Balance Sheets
                           Statements of Income
                           Statements of Stockholders' Equity
                           Statements of Cash Flows
                           Notes to Financial Statements

          (2) Exhibits. Exhibits required to be filed as part of this report are listed in the Exhibit Index.

(B)   Reports on Form 8-K.

          On August 12, 1997, the Company filed a Form 8-K reporting a change in auditors to Rose, Snyder & Jacobs, effective August 5, 1997, replacing McGladrey & Pullen, LLP. The change in auditors was not a result of any disagreement with the former auditors on the scope, auditing or presentation of financial statements.

(C)   Financial Statement Schedules.

          The following is a list of the financial statement schedules filed as part of this Annual Report on Form 10-K:

                                      None


          Supplemental Information to be furnished with Reports filed pursuant to Section 15 (d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act:

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

                                      NATURADE, INC.


Date:    December 23, 1997            /s/ Allan Schulman
                                      ------------------------------
                                      Allan Schulman
                                      Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.


Signature                    Title                             Date
---------                    -----                             ----


                             Chief Executive Officer
/s/ Allan Schulman           President
-------------------------    Chairman of the Board
Allan Schulman               (Principal Executive Officer)     December 23, 1997


/s/ Paul D. Shapnick
-------------------------    Chief Financial Officer
Paul D. Shapnick             (Principal Accounting Officer)    December 23, 1997


/s/ Barry M. Zwick
-------------------------    Director                          December 23, 1997
Barry M.  Zwick


/s/ William S. Doyle
-------------------------    Director                          December 23, 1997
William S. Doyle


/s/ Lionel P. Boissiere
-------------------------    Director                          December 23, 1997
Lionel P. Boissiere

/s/ Anders Brag
-------------------------    Director                          December 23, 1997
Anders Brag


/s/ William B. Doyle, Jr.
-------------------------    Director                          December 23, 1997
William B. Doyle, Jr.

                                 NATURADE, INC.
                              FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                 NATURADE, INC.




                                    CONTENTS


                                                              PAGE



INDEPENDENT AUDITORS' REPORT                                  1-2


BALANCE SHEETS                                                4-5


STATEMENTS OF INCOME                                            6


STATEMENTS OF STOCKHOLDERS' EQUITY                            7-8


STATEMENTS OF CASH FLOWS                                     9-10


NOTES TO FINANCIAL STATEMENTS                               11-27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Naturade, Inc.
Paramount, California


         We have audited the accompanying balance sheet of Naturade, Inc. as of September 30, 1997, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet as of September 30, 1996, and the related statements of income, stockholders' equity, and cash flows for the years ended September 30, 1996 and 1995 were audited by other auditors, whose report dated October 31, 1996, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Naturade, Inc. as of September 30, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Burbank, California

November 5, 1997








                                      -1-

                          Independent Auditor's Report



To the Board of Directors
Naturade, Inc.
Paramount, California


We have audited the accompanying balance sheet of Naturade, Inc., as of September 30, 1996, and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Naturade, Inc. as of September 30, 1996, and the results of operations and its cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.





/s/ McGladrey & Pullen, LLP

Anaheim, California
October 31, 1996








                                      -2-

                                 NATURADE, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

























                                      -3-

                                 NATURADE, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                     ASSETS
                                                   1997             1996
                                               -----------      -----------
CURRENT ASSETS
  Cash                                         $   157,585      $   120,143
   Accounts receivable                           1,404,661          921,361
   Inventories                                   2,413,621        1,333,535
   Prepaid expenses                                 42,149           28,289
   Deferred income taxes                           158,514          138,000
                                               -----------      -----------
    TOTAL CURRENT ASSETS                         4,176,530        2,541,328
                                               -----------      -----------
AVAILABLE-FOR-SALE SECURITY                        217,000          128,573

PROPERTY AND EQUIPMENT
   Land                                            318,533          318,533
   Building and improvements                     1,909,629        1,906,852
   Machinery and equipment                         434,317          467,618
   Furniture and fixtures                           66,452          151,762
   Vehicles                                        112,375          124,514
                                               -----------      -----------
                                                 2,841,306        2,969,279
Less accumulated depreciation
 and amortization                                 (729,500)        (768,177)
                                               -----------      -----------
        NET PROPERTY AND EQUIPMENT               2,111,806        2,201,102
                                               -----------      -----------
INTANGIBLE ASSETS                                1,177,506          147,851

OTHER ASSETS                                        70,732          141,381
                                               -----------      -----------
      TOTAL ASSETS                             $ 7,753,574      $ 5,160,235
                                               ===========      ===========





                      See independent auditors' report and
                         notes to financial statements.

                                       -4-

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   1997             1996
                                               -----------      -----------

CURRENT LIABILITIES
   Note payable                                $ 1,150,000      $   720,938
   Current portion of long-term debt               194,857          181,783
   Accounts payable                              1,027,288          460,764
   Accrued payroll and vacation                    153,825          109,097
   Other accrued expenses                          187,426          156,753
   Income taxes payable                            106,998           32,342
                                               -----------      -----------
    TOTAL CURRENT LIABILITIES                    2,820,394        1,661,677
                                               -----------      -----------
LONG-TERM DEBT (including net obligation
 to stockholder: 1997 - $242,583;
 1996 - $234,611)                                2,235,908        2,418,334
                                               -----------      -----------
DEFERRED INCOME TAXES                               11,986            --
                                               -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.0001 per
    share, authorized 50,000,000 shares
    issued and outstanding 3,297,223
    in 1997 and 2,593,005 shares in
    1996                                               330              259
   Additional paid-in capital                    1,539,902          236,263
   Retained earnings                             1,061,654          813,359
   Unrealized gain on available-
    for-sale security, net                          83,400           30,343
                                               -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                   2,685,286        1,080,224
                                               -----------      -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                    $ 7,753,574      $ 5,160,235
                                               ===========      ===========




                      See independent auditors' report and
                         notes to financial statements.

                                 NATURADE, INC.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                          1997            1996            1995
                                      ------------    ------------    ------------
NET SALES                             $ 12,578,419    $ 10,105,532    $ 10,094,740

COST OF SALES                            6,381,795       5,236,427       5,355,888
                                      ------------    ------------    ------------

   GROSS PROFIT                          6,196,624       4,869,105       4,738,852
                                      ------------    ------------    ------------


SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES (including rent expense
 to a related party, 1997 - $0;
 1996 - $0; 1995 - $100,072)             5,377,644       4,323,154       3,848,157
LAWSUIT SETTLEMENT EXPENSE                   --              --            268,000
                                      ------------    ------------    ------------

   OPERATING INCOME                        818,980         545,951         622,695

OTHER INCOME (EXPENSE)
   Miscellaneous, net                      (57,925)         13,180           1,816
   Interest expense                       (347,760)       (354,973)       (287,703)
                                      ------------    ------------    ------------

   INCOME BEFORE INCOME TAXES              413,295         204,158         336,808

INCOME TAX EXPENSE (BENEFIT)               165,000          38,000         (58,275)
                                      ------------    ------------    ------------

   NET INCOME                         $    248,295    $    166,158    $    395,083
                                      ============    ============    ============


PRIMARY EARNINGS PER SHARE                     .08             .06             .14
                                      ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES        3,232,000       2,777,000       2,822,000
                                      ============    ============    ============



                      See independent auditors' report and
                         notes to financial statements.

                                 NATURADE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                                                                     Unrealized
                                                    Common Stock                                                       Gain On
                                               -----------------------       Common      Additional                   Available-
                                               No. of                      Stock to Be     Paid-In       Retained      for-Sale
                                               Shares         Amount         Issued        Capital       Earnings    Security(Net)
                                               ------         ------       -----------   ----------      --------    -------------
Balance at October 1, 1994                    2,779,401            278           --      $   344,279    $   252,118   $   166,125

   Issuance of common stock                     185,000             19           --          185,981           --            --

   Repurchase of common stock                  (440,411)           (44)          --         (451,956)          --            --

   Exercise of options                           10,000              1           --            8,749           --            --

   Contributed capital arising from
    stock option compensation                      --             --             --           15,700           --            --

   Exercise of stock warrants:
     Class A                                      4,373           --             --            4,373           --            --
     Class B                                         98           --             --              294           --            --

   Decrease in unrealized gain on
    available-for-sale security, net               --             --             --             --             --        (123,412)

   Common stock to be issued in
    connection with lawsuit
    settlement                                     --             --             --          100,000           --            --


   Net income                                      --             --             --             --          395,083          --
                                            -----------    -----------    -----------    -----------    -----------   -----------
Balance, September 30, 1995, forward          2,538,461    $       254    $   100,000    $   107,420    $   647,201   $    42,713









                      See independent auditors' report and
                         notes to financial statements.

                                 NATURADE, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                                                                                     Unrealized
                                                    Common Stock                                                       Gain On
                                               -----------------------       Common      Additional                   Available-
                                               No. of                      Stock to Be     Paid-In       Retained      for-Sale
                                               Shares         Amount         Issued        Capital       Earnings    Security(Net)
                                               ------         ------       -----------   ----------      --------    -------------
Balance, September 30, 1995, forwarded        2,538,461            254        100,000    $   107,420    $   647,201   $    42,713

   Issuance of common stock                      45,662              4       (100,000)        99,996           --            --

   Contributed capital arising from stock
    option compensation                            --             --             --           19,900           --            --

   Exercise of stock warrants:
     Class A                                      8,849              1           --            8,848           --            --
     Class B                                         33           --             --               99           --            --

   Decrease in unrealized gain on
    available-for-sale security, net               --             --             --             --             --         (12,370)

   Net income                                      --             --             --             --          166,158          --
                                            -----------    -----------    -----------    -----------    -----------   -----------
Balance, September 30, 1996                   2,593,005            259           --          236,263        813,359        30,343

   Issuance of common stock                     500,000             50           --        1,013,950           --            --

   Contributed capital arising from stock
    option compensation                            --             --             --           85,492           --            --

   Exercise of stock warrants:
     Class A                                    204,218             21           --          204,197           --            --

   Increase in unrealized gain on
    available-for-sale security, net               --             --             --             --             --          53,057

   Net income                                      --             --             --             --          248,295          --
                                            -----------    -----------    -----------    -----------    -----------   -----------
Balance, September 30, 1997                   3,297,223    $       330    $       -0-    $ 1,539,902    $ 1,061,654   $    83,400
                                            ===========    ===========    ===========    ===========    ===========   ===========



                      See independent auditors' report and
                         notes to financial statements.

                                 NATURADE, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                        1997           1996           1995
                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $   248,295    $   166,158    $   395,083
    Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities:
       Depreciation and amortization                    156,393        142,530        113,571
       Provision on accounts receivable                    --            3,848         (9,537)
       Deferred income taxes                            (43,898)       (27,000)       (64,000)
       Undistributed loss on equity
        investment                                         --            8,109         29,000
       Loss on disposition of property and
        equipment                                         7,350           --             --
       Compensation expense arising from
        stock options and issuance of
        common stock                                     85,492         19,900         15,700
       Common stock to be issued                           --             --          100,000
    Changes in assets -
     (increase) decrease:
       Accounts receivable                             (483,300)      (260,393)       (19,519)
       Inventories                                   (1,080,086)      (237,560)      (129,307)
       Prepaid expenses                                 (13,860)       161,537        (83,079)
       Other assets                                      70,649           --             --
    Changes in liabilities -
     increase (decrease):
       Accounts payable, accrued payroll
        and vacation, other accrued
        expenses and income taxes
        payable                                         716,581        111,154       (225,676)
    Other                                                  --            7,938        (31,601)
                                                    -----------    -----------    -----------
       NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                           (336,384)        96,221         90,635
                                                    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                  (48,884)      (147,140)    (1,056,254)
    Purchase of intangible assets                       (41,218)          --             --
                                                    -----------    -----------    -----------
    NET CASH USED IN INVESTING
        ACTIVITIES                                      (90,102)      (147,140)    (1,056,254)
                                                    -----------    -----------    -----------


                      See independent auditors' report and
                         notes to financial statements.

                                 NATURADE, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                        1997           1996           1995
                                                    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under note payable               $   429,062    $   350,000    $   119,000
    Proceeds from issuance of debt                         --           81,560      1,150,984
    Principal payments under debt,
     including capital lease                           (169,352)      (385,890)      (403,267)
    Proceeds from exercise of option and warrants       204,218          8,948         13,417
                                                    -----------    -----------    -----------

    NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                       463,928         54,618        880,134
                                                    -----------    -----------    -----------

      NET INCREASE (DECREASE) IN CASH                    37,442          3,699        (85,485)

CASH AT BEGINNING OF YEAR                               120,143        116,444        201,929
                                                    -----------    -----------    -----------

CASH AT END OF YEAR                                 $   157,585    $   120,143    $   116,444
                                                    ===========    ===========    ===========



SUPPLEMENTARY DISCLOSURES:

    Interest paid in cash                           $   347,000    $   354,000    $   275,000
                                                    ===========    ===========    ===========

    Income taxes paid in cash                       $    61,000    $    46,000    $    12,000
                                                    ===========    ===========    ===========







                      See independent auditors' report and
                         notes to financial statements.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization
        ------------
        Naturade, Inc. manufactures and markets products for the health and fitness industries, including vitamins and skin and hair care products. The Company distributes its products on a wholesale basis both domestically and internationally to retailers specializing in health oriented products and fitness facilities.

        The Company grants credit to customers on an unsecured basis after performing credit evaluations of its customers consistent with industry practices. The Company's ability to purchase raw materials, sell products and collect the amounts due from customers is affected by economic fluctuations in the health and fitness industries both domestically and internationally.

        Accounts Receivable
        -------------------
        Accounts receivable are presented net of allowance for doubtful accounts of $5,000 at September 30, 1997 and 1996, and net of allowance for returns of $75,000 and $60,000 at September 30, 1997 and 1996, respectively.

        Available-for-Sale Security
        ---------------------------
        The security consists of 108,500 shares of common stock of a publicly held company. The security is presented at fair market value of $217,000 and $128,573 based on quoted market prices at September 30, 1997 and 1996, respectively. Original cost of security is $78,000, and gross unrealized gain included in stockholders' equity amounted to $139,000 and $50,573 at September 30, 1997 and 1996, respectively. Change in net unrealized holding gain (after taxes) on available for sale security amounted to $53,057, $(12,370), and $(123,412) for the years ended September 30, 1997, 1996 and 1995, respectively.

        Inventories
        -----------
        Inventories are stated at the lower of cost or market on a weighted average basis, and consist of the following items:

                                          1997                1996
                                       ----------          ----------
        Raw materials                  $1,617,121          $  902,064
        Finished goods                    796,500             431,471
                                       ----------          ----------
                                       $2,413,621          $1,333,535
                                       ==========          ==========

                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Property and equipment
        ----------------------
        Depreciation and amortization of property and equipment is provided over the following estimated useful lives of the respective assets on the straight-line basis:

                      Classification                            Life
                      --------------                            ----
                      Building and improvements              5-27 Years
                      Machinery and equipment                5-10 Years
                      Furniture and fixtures                    5 Years
                      Vehicles                                  5 Years

        Building and improvements include a capitalized lease of $691,333 at September 30, 1997 and 1996 (see note 4). The related accumulated amortization on this capitalized lease is approximately $78,000 and $49,000 at September 30, 1997 and 1996, respectively.

        Amortization expense on capitalized leases is included with depreciation expense on owned assets.

        Investment in Joint Venture
        ---------------------------
        The Company is accounting for its investment in a joint venture with another company by the equity method of accounting under which the Company's 50% share of the net loss of the joint venture is recognized as a loss in the Company's income statement and deducted from the investment account, net of related amortization of negative goodwill. The negative goodwill is being amortized over a five-year period.

        Intangible Assets
        -----------------
        Trademarks, copyrights and other intangible assets with a total combined cost of $1,335,052 and $279,834 at September 30,1997 and 1996,
        respectively, are being amortized using the straight-line method over a 15-year to 25-year period. Accumulated amortization on these assets at September 30, 1997 and 1996 amounted to $157,546 and $131,983, respectively.

        Discount on Capital Lease Obligation
        ------------------------------------
        Discount on capital lease obligation represents the difference between the present value of the minimum lease payments and the amount that was recorded to capitalize the building at its fair value. The discount is being amortized over 23.5 years (the amortized life of the related debt) using the interest method.


                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Income Taxes
        ------------
        The Company complies with Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for income taxes.

        Research and Development
        ------------------------
        Research and development costs are included in expense when incurred. They amounted to $134,807, $123,643 and $133,737 for the years ended September 30, 1997, 1996 and 1995, respectively.

        Advertising
        -----------
        The Company expenses the cost of advertising the first time the advertising takes place. No amounts are included in the Company's balance sheet for deferred advertising costs at September 30, 1997 and 1996. Advertising costs charged to expense amounted to $519,811, $329,259, and $193,614 for the years ended September 30, 1997, 1996 and 1995, respectively.

        Estimates
        ---------
        Generally accepted accounting principles require that the financial statements include estimates by management in the valuation of certain assets and liabilities. The Company's management estimates the reserve for doubtful accounts, the reserve for returns, the reserve for obsolete inventory and the useful lives of property and equipment. The management uses its historical records and knowledge of its business in making these estimates.

        Reclassification
        ----------------
        Certain amounts previously reported in the Company's 1996 and 1995 financial statements have been reclassified to conform to the presentation adopted during 1997. Such reclassifications had no effect on the net income as previously reported.

        Cash Concentration
        ------------------
        The Company maintains cash balances in accounts insured by the federal government up to $100,000. At September 30, 1997, the Company had cash in one bank totaling $146,292, which is $46,292 in excess of the insured amount.

        Cash Flows
        ----------
        For the purpose of the statement of cash flows, the Company considers cash equivalent to include cash only, and to exclude any near-cash short-term investments.


                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Earnings Per Share
        ------------------
        Weighted average number of shares used to calculate primary earning per share includes consideration of all common stock equivalents from warrants and stock options.


2.      NOTE PAYABLE

        The Company has a $1,500,000 line of credit agreement with a bank. Interest on borrowings under the agreement, which is payable monthly, is charged at the Prime Rate (8.5% at September 30, 1997) plus 1%. The agreement expires in February 1998. The agreement is collateralized by substantially all of the Company's assets and is guaranteed by the Company's president. Borrowings under this agreement at September 30, 1997 totaled $1,150,000.


 3.     LONG TERM DEBT

        A summary of long-term debt including capitalized lease obligation follows:
                                                          1997          1996
                                                      ------------   ----------
         Due in monthly installments of $10,639,
         including interest, through June 2000, at
         which time all remaining principal and
         interest is due. Interest, which cannot
         exceed 13%, is charged at the "Wall
         Street Journal Prime Rate" (8.5% at
         September 30, 1997) plus 1% and is
         adjusted annually. The note is secured by
         the land and building and is guaranteed
         by the Company's president.                   $1,224,527   $1,238,230

         Due in monthly installments of $5,755,
         including interest, through May 2000, at
         which time all remaining principal and
         interest is due. Interest is charged at
         the "Wall Street Journal Prime Rate" plus
         1.5% and is adjusted annually. The note
         is secured by the Company's land and
         building and is guaranteed by the
         Company's president.                             162,261      212,588



                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.       LONG TERM DEBT (Continued)
                                                          1997          1996
                                                      ------------   ----------
         8% notes payable to a former
         stockholder's estate, due in monthly
         installments of $10,616, including
         interest, through February 2005
         Beginning November 1, 1997 such payments
         increased to $12,616. One note for
         $189,643 is unsecured and subordinated to
         all other debt whereas the other note for
         $521,261 is secured by a fourth trust
         deed on the Company's building and land.         710,904      778,462

         10% note payable to bank, secured by
         substantially all of the Company's
         assets, due in monthly installments
         of $1,229, including interest,
         through July 1999.                                24,241       35,923

         10% imputed interest liability to an
         individual, due in monthly installments
         of $3,000, including interest,
         through December 1998.                            41,222       71,438

         Capitalized lease obligation (see note 4)        242,583      234,611

         Other notes payable                               25,027       28,865
                                                       ----------   ----------
                                                        2,430,765    2,600,117
         Less current portion of
          long-term debt                                  194,857      181,783
                                                       ----------   ----------
             Long-term debt, excluding
              current portion                          $2,235,908   $2,418,334
                                                       ==========   ==========

        A summary of long-term debt maturities excluding capitalized lease obligation (see note 4) are: 1998; $203,355; 1999; $184,299; 2000
        $1,326,655; 2001 $94,127; 2002 $100,652; and thereafter $279,094.

        In June 1995, the Company refinanced the debt on the Company's 67% ownership in its building and land. In connection with the refinancing, the Company agreed to be the sole obligor on 100% of the debt secured by the building and land. The Company has recorded the full amount of the


                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS

3.      LONG TERM DEBT (Continued)

        refinanced notes in long-term debt and has recorded notes receivable from the holder of the building and lands' 33% owner. The owner of the 33% interest is the Company's president and is the Company's largest stockholder. The balance of the receivable at September 30, 1997 and 1996, is $436,320 and $449,497, respectively. These notes receivable are due in monthly installments of approximately $4,500 and bear interest at the same rates prevailing on the debt. These notes receivable are recorded against the capitalized lease obligation.


4.      CAPITALIZED LEASE OBLIGATION

        The Company leases 33% of a building from its president, under a ten-year lease agreement which requires monthly payments of $8,339. The Company is the sole obligor on the president's portion of the note payable on the building, and has recorded the lease as a capital lease over the 23.5 year fully amortized term of the note. The Company has also recorded a related receivable from the president for his portion of the note payable on the building. In connection with this receivable, the Company has an agreement with the president granting a right of offset between the receivable from the president and the capitalized lease obligation, therefore, the receivable has been netted against the capitalized lease obligation.

        The following is a schedule by years of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of September 30, 1997:

             Year ending September 30,
             -------------------------
                        1998                                   $   100,068
                        1999                                       100,068
                        2000                                       100,068
                        2001                                       100,068
                        2002                                       100,068
                     Thereafter                                  1,584,410
                                                               -----------

             Total minimum lease payments                        2,084,750
             Amounts representing interest at 10%                1,209,750
                                                               -----------
             Present value of minimum lease payments               875,000
             Discount on capitalized lease obligation              196,097
                                                               -----------
                                                                   678,903
             Less notes from stockholder with right
              of offset (see note 3).                              436,320
                                                               -----------
                                                               $   242,583
                                                               ===========
                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS

5.      STOCKHOLDERS' EQUITY

        Stock Warrants
        --------------
        As part of a restructuring of the Company in 1991, holders of 2,369,250 shares of old common stock of the Company exchanged their shares and received one share of new common stock for one share of old common stock and one Class A warrant and one Class B warrant for seven shares of old common stock. Any fractional warrants computed were rounded to the nearest whole number. All shares of old common stock were then canceled.

        One Class A warrant allowed for the purchase of one share of common stock for $1.00 (lowered from $1.50 to $1.00 on October 20, 1993) until December 31, 1996. At December 31, 1996, 102,383 unexercised Class A warrants expired.

        One Class B warrant allows for the purchase of one share of common stock for $3.00 per share until December 31, 1998.

        A summary of the activity of Class A and Class B stock warrants is as follows:

                                                    Class A          Class B
                                                    Warrants         Warrants
                                                    --------         --------
              Outstanding, October 1, 1994           319,823          337,878
               Warrants exercised                     (4,373)             (98)
                                                    --------         --------

              Outstanding, September 30, 1995        315,450          337,780
               Warrants exercised                     (8,849)             (33)
                                                    --------         --------

              Outstanding, September 30, 1996        306,601          337,747
               Warrants exercised                   (204,218)            --
               Warrants expired                     (102,383)            --
                                                    --------         --------
              Outstanding, September 30, 1997            -0-          337,747
                                                    ========         ========

        Stock options
        -------------
        In 1992, stock options to purchase 50,000 shares of the Company's stock were granted to members of the Board of Directors at an exercise price of $.875. The options are exercisable after December 31, 1992 and expire one year after the departure of the Director from the Board of Directors. During 1995, 10,000 of these options were exercised.



                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.      STOCKHOLDERS' EQUITY (Continued)

        In 1995, stock options to purchase 80,000 shares of the Company's stock were granted to members from the Board of Directors at an exercise price of $1.07. The options expire one year after the departure of the Director from the Board of Directors. The Company will also grant stock options to purchase 10,000 shares of the Company's stock to each of the five board members for each full year that a Director serves on the Board of Directors commencing on January 1, 1995. The options are exercisable on the grant date at an exercise price equal to the average bid price of the Company's stock for the thirty (30) day period ending December 30 of the year preceding the grant of such options. The options would expire one year after the departure of each Director from the Board of Directors. In January 1996, 40,000 options were issued to board members who served a full year. These options were granted at an exercise price of $1.72. In February 1997, 50,000 options were issued to board members who served a full year. These options were granted at an exercise price of $1.96.

        Stock Option Compensation
        -------------------------
        The Company has an option plan with three of its officers and one minority stockholder/consultant. Under this plan, the Company granted options to these individuals as follows:

                      1997                      60,000 shares
                      1996                      80,000 shares
                      1995                     120,000 shares
                      1994                      40,000 shares
                      1993                      40,000 shares

        These options expire on the earlier of the date the officers are terminated for cause or one year after the date the officers leave employment of the Company, in the case of two of the officers (200,000 shares), January 2005 in the case of the third officer (60,000 shares) and five years from the date of the option grant, in the case of the minority stockholder/consultant (80,000 shares). In September 1997, one of the officers (80,000 shares) passed away, fixing the expiration date of his options at September 1998.



                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.      STOCKHOLDERS' EQUITY (Continued)

        A summary of the status of the Company's stock option plan as of September 30, 1997, 1996 and 1995, and changes during the years ending on those dates is as follows:

                               1995               1996                 1997
                         ---------------    ---------------     ----------------
                                Weighted           Weighted             Weighted
                                Average            Average              Average
                                Exercise           Exercise             Exercise
                         Shares  Price      Shares  Price       Shares   Price
                         ------ --------    ------ --------     ------  -------
Outstanding and
 exercisable at the
 beginning of year       80,000   0.67     200,000   0.88      280,000    0.99
Granted                 120,000   1.03      80,000   1.24       60,000    1.89
Exercised                   --      --          --     --           --      --
Forfeited                   --      --          --     --           --      --
                        -------   ----     -------   ----      -------    ----
Outstanding and
 exercisable at the
 end of year            200,000   0.88     280,000   0.99      340,000    1.14


        Weighted average grant-date fair value of options granted during the years ending September 30, 1997, 1996 and 1995 are as follows:

                1997                          $ 1.42
                1996                          $ 0.25
                1995                          $ 0.13

        The following table summarizes information about stock options outstanding and exercisable at September 30, 1997:

                                    Number           Weighted           Weighted
                     Number        Outstanding       Average            Average
   Range of        Outstanding   with Expiration     Remaining          Exercise
Exercise Prices    At 9/30/97    Date Determined   Contractual Life      Price
---------------    -----------   ---------------   ----------------    ---------

     0.50             40,000         -0-               N/A               0.50
  0.75 to 1.62       280,000       220,000           3.4 years           1.14
     2.56             20,000         -0-               N/A               2.56
                   -----------                                       ----------
                     340,000                                             1.14




                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.      STOCKHOLDERS' EQUITY (Continued)

        A portion of the stock options issued to employees includes a compensation element which is measured and recorded by the difference on the date of grant between the exercise price of the stock options and the fair market value of a share of common stock which is assumed to be the quoted price at the grant date under APB Opinion 25. Stock options issued in connection with a consulting agreement included a compensation element which was measured using its fair value. In connection with the stock options granted during 1997, 1996 and 1995 $85,492, $19,900 and $15,700, respectively, was recorded as compensation expense and contributed capital in the accompanying financial statements.

        Statement of Financial Accounting NO. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25., "Accounting for Stock Issued to Employees," with pro-forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has elected the alternative of continued use of APB No. 25. Had the compensation cost for the Company stock-based compensation plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:


                                                  1997            1996
                                             ------------    ------------
    Net income            As reported        $    248,295    $    166,158
                          Pro-forma          $    205,385    $    123,725

    Primary earnings      As reported        $        .08    $        .06
    per share             Pro-forma          $        .06    $        .04


        The fair value for each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1996 respectively: risk-free interest rates of
        6.45 to 6.58 and 5.41 to 6.64 percent; no dividends; expected lives 2 and 3 years; and volatility of 61 and 76 percent.



                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS



5.      STOCKHOLDERS' EQUITY (Continued)

        Stock Option Summary
        --------------------
        A summary of the total Company's outstanding exercisable stock options is as follows:

                                  Board of             Consulting
                                 Directors  Officers    Agreement   Total
                                 ---------  --------    ---------   -----
         Outstanding,
          September 30, 1994      50,000      60,000     20,000    130,000
          Granted                 80,000     100,000     20,000    200,000
          Exercised              (10,000)       --         --      (10,000)
                                --------    --------   --------   --------

         Outstanding,
          September 30, 1995     120,000     160,000     40,000    320,000
          Granted                 40,000      60,000     20,000    120,000
                                --------    --------   --------   --------

         Outstanding,
          September 30, 1996     160,000     220,000     60,000    440,000
          Granted                 50,000      40,000     20,000    110,000
                                --------    --------   --------   --------

         Outstanding,
          September 30, 1997     210,000     260,000     80,000    550,000
                                ========    ========   ========   ========


6.      INCOME TAXES

        The provision for income taxes charged (credited) to income for 1997, 1996 and 1995 consists of the following:

                                             1997       1996        1995
                                          ---------  ---------   ---------

         Current income tax expense       $136,000   $ 65,000    $  5,725
         Deferred income tax (benefit)      29,000    (27,000)    (64,000)
                                          --------   --------    --------

                                          $165,000   $ 38,000    $(58,275)
                                          ========   ========    ========


                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS

6.      INCOME TAXES (Continued)

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes and change in accounting principle due to the following:

                                             1997         1996         1995
                                          ---------    ---------    ---------
         Computed tax expense             $ 141,000    $  71,500    $ 117,900
         Increase (decrease) in
          income taxes resulting from:
           Trademark amortization             5,000        4,400        4,400
           Reorganization value
            amortization                         --        1,600        1,600
           Nondeductible expenses             6,000       11,700       40,000
           State income taxes, net of
            federal tax benefit              46,000       12,200       20,200
           Other                            (33,000)      (1,200)     (51,375)
           Change in estimated tax
            rate applied to
            temporary differences                --           --     (199,200)
           Change in valuation
            allowance                            --      (62,200)       8,200
                                          ---------    ---------    ---------
                                          $ 165,000    $  38,000    $ (58,275)
                                          =========    =========    =========

        Net deferred tax assets consist of the following components as of September 30, 1997 and 1996:

                                                        1997         1996
                                                     ---------    ---------
         Current Deferred Tax Asset:
           Allowance for returns                     $  34,643    $      --
           Inventories                                  72,140       81,600
           Accrued compensation                         24,789       18,200
           Franchise tax payable                        16,867           --
           Loss carryforwards                               --       31,300
           Alternative minimum tax credits              10,075       50,000
           Other assets                                     --       58,300
                                                     ---------    ---------
                                                       158,514      239,400
                                                     ---------    ---------
         Non-current Deferred Tax Liability:
           Equipment and leasehold improvements         (4,232)      (8,200)
           Unrealized gain on security available-
            for-sale                                   (60,187)     (20,200)
           Stock options                                52,433           --
                                                     ---------    ---------
                                                       (11,986)     (28,400)
                                                     ---------    ---------
                                                     $ 146,528    $ 211,000
                                                     =========    =========
                        See independent auditors' report.

                                      -22-

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS


7.      COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

        Employment Agreements
        ---------------------
        The Company has an employment agreement with the president of the company, who is also a director and the Company's significant stockholder. The employment agreement commenced June 1, 1992 with an original term of 60 months, and was extended until a new contract is negotiated. The employment agreement provides for a bonus of 10% of any income before income taxes and bonus exceeding $250,000. The total bonus expense relating to this agreement for 1997, 1996, and 1995 is $25,366, $0, and $39,409, respectively.

        The Company has an employment agreement with the chief financial officer/assistant secretary-treasurer of the Company. The employment agreement commenced June 8, 1992 and continues to June 8, 1998.

        Consulting Agreements
        ---------------------
        In 1996, the Company renewed a consulting agreement with a stockholder which expires in May 1999. The agreement requires minimum monthly payments of $1,500 and annual grants of stock options (see note 5). The Company's payments for consulting fees to this stockholder for 1997, 1996, and 1995 totaled $50,550, $37,625 and $48,700, respectively.

        Operating Leases
        ----------------
        The Company rents various equipment under noncancelable operating leases. The total minimum rental commitments at September 30, 1997 under these leases for the respective years ending September 30 are: 1998 $43,926; 1999 $38,192; 2000 $29,357; 2001 $13,212 and 2002 $1,890.

        Rent expense for 1997, 1996 and 1995 totaled $51,088, $55,000, and
        $168,000, respectively. Rent expense for 1997, 1996 and 1995 includes rent expense to related parties (a partnership owned by significant stockholder and former stockholder) of $0, $0 and $100,072, respectively.

        Legal Matter
        ------------
        The Company is one of four defendants in adversary proceedings initiated by the Trustee in the Chapter 7 Bankruptcy case of Performance Nutrition, Inc. (PNI) on October 3, 1997.

        The Trustee alleges, in substance, that the defendants improperly wrested control of PNI's board of directors in August, 1996 and bankrupted PNI through alleged acts of malfeasance, self-dealing and a conspiracy to transfer the assets to the Company. The Trustee has asserted several claims against the Company and the other defendants. The Trustee seeks unspecified damages and exemplary damages of not less than $10,000,000.

                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS

7.      COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

        The Company has categorically denied the Trustee's allegations and has moved to dismiss the Trustee's complaint on the basis of legal and factual insufficiency of the claims with respect to the Company, lack of standing as to corporate governance issues, and on other grounds. The Company has also filed a counterclaim for its attorneys' fees and expenses.

        According to management, the Company's relationship with PNI was limited to that of vendor/customer, and the Company had no role whatsoever in PNI's management. The Company later purchased certain of PNI's general intangibles, including its trademarks, trade names and formula from the successful bidder at a bankruptcy sale which was conducted by the Trustee and approved by the bankruptcy court (see notes 9 and 10).

        The Company intends to vigorously contest the Trustee's claims. It has further moved for a stay of discovery in the case pending a ruling on its motion to dismiss the Trustee's claims. In management's opinion, the outcome of this litigation will not have a material adverse impact on the Company's financial position.

        Purchase of Stock, Building and Land
        ------------------------------------
        In January 1995, the Company entered into an agreement with a deceased stockholder's estate to purchase 440,411 of the common shares held by the deceased stockholder's estate and his 67% undivided interest in the building and land that was being leased to the Company. The aggregate purchase price for the stock and undivided interest was $875,000 which is payable over 10 years (see note 3).

        The Company allocated the purchase price between the stock and the property based on the relative fair values of the assets purchased.


8.      MAJOR CUSTOMER

        During 1997, 1996 and 1995 the Company had sales to a customer in excess of 10% of Company's total net sales. Sales to this customer were approximately 24%, 27% and 22% for 1997, 1996 and 1995, respectively. Accounts receivable from this customer were approximately $393,000 and $287,000 at September 30, 1997 and 1996, respectively.


9.      STATEMENT OF CASH FLOWS INFORMATION

        Noncash transactions
        --------------------
        During 1995, a capital lease obligation of $691,333 was incurred for the use of a building; an $875,000 note payable was issued for the repurchase of the Company's common stock and purchase of real property

                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS


9.      STATEMENT OF CASH FLOWS INFORMATION (Continued)

        (see note 7); 85,000 shares of its restricted common stock and 60,000 stock options (see note 5) were issued in settlement of accrued compensation of the majority stockholder and 100,000 shares of its restricted common stock valued by management at $100,000 were exchanged for a 50% interest in a joint venture (see note 12).

        On November 1995, in order to avoid the inherent risk of litigation and the attendant cost, the Company entered into a settlement agreement with a present value of $268,000. A portion of the settlement was paid by the issuance of 45,662 shares of the Company's common stock.

        During 1997, the Company issued 500,000 shares of its common stock to acquire intangibles (see note 10).


10.     ACQUISITION OF INTANGIBLES

        In June 1997, the Company purchased trademark names, customer list, formulas to produce the trademark names, and the Corporate name "Performance Nutrition, Inc." by issuing 500,000 shares of its common stock valued at $1,014,000. These intangible assets were acquired from a wholly-owned subsidiary of Dallas Gold & Silver Exchange, Inc., a significant shareholder of the Company which had acquired the assets for cash in June of 1997. The Company determined that the assets acquired did not constitute a business. Total intangibles acquired during the year ending September 30, 1997 have been valued and recorded at $1,055,218, of which $1,014,000 was recorded through the issuance of common stock. The Company believes these intangibles will generate future benefit to the business, and amortizes these intangibles over a 25 year period.


11.     GEOGRAPHIC SEGMENT DATA

        The Company exports products to several international customers. A summary of net sales, summarized by geographic areas, is as follows:







                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS


11.     GEOGRAPHIC SEGMENT DATA (Continued)

                              Saudi                        Other
              Domestic       Arabia         Korea          Int'l      Total
              --------       ------         -----          -----      -----
Net sales for
the years
ended Sept-
ember 30:

  1997      $11,625,539   $   157,956   $   224,525   $   570,399   $12,578,419

  1996      $ 9,403,139         $ -0-   $   431,593   $   270,800   $10,105,532

  1995      $ 8,366,226   $   839,124   $   547,555   $   341,835   $10,094,740


12.     JOINT VENTURE

        In November 1994, the Company entered into a joint venture named "DermaRay International, LLC" with Harrier Inc., a company engaged in the development and sale of technologies and products in the health, fitness and medical markets. The purpose of the venture is to develop, market and sell, in the United States, the Bioptron lamp. The lamp utilized linearly polarized light of specific wavelength distribution and power intensity for the relief of pain, or as a skin care device.

        In forming this joint venture, Harrier Inc. agreed to contribute $200,000 to the capital of DermaRay International, LLC, which was formed to conduct this business. For a 50% equity interest in the joint venture, Naturade contributed 100,000 of its shares of common stock to the capital of the venture. The Company valued its contribution of shares at $100,000 resulting in a $50,000 difference between the Company's recorded equity investment and the equity in the net assets of the joint venture. This difference is being amortized by the Company into the equity in earnings of joint venture over a five-year period. The total cumulative amortization is $28,260 which was recorded in 1997, 1996 and 1995 with a charge to the investment of $10,000, $10,000 and $8,260, respectively.

        At September 30, 1997 and 1996, the Company's recorded investment in the joint venture is $62,128 and $62,891, respectively, and is included in other assets in the Company's balance sheet.

        An asset transfer agreement and plan of liquidation and dissolution was executed by the partners of DermaRay International, LLC in June 1997. Per the agreement, the joint venture should be dissolved within the next



                        See independent auditors' report.

                                 NATURADE, INC.
                          NOTES TO FINANCIAL STATEMENTS


12.     JOINT VENTURE (Continued)

        twelve months. The management does not believe it will have a material adverse impact on the Company's financial position.

        During 1995, the Company purchased $30,000 of inventory from Harrier. The Company also rented a portion of its building to the joint venture under a month-to-month operating lease which ended April 30, 1997. The total rental income in 1997, 1996 and 1995 was $17,500, $21,000 and $14,000, respectively.


13.     SUBSEQUENT EVENTS

        On October 17, 1997, the Company entered into a term sheet with Health Holdings, according to which Health Holdings will purchase 2,858,473 shares of the Company's stock, and warrants for the acquisition of additional shares in order to provide Health Holdings with at least 55% of the Company's stock. From the 2,858,473 shares to be purchased, 2,000,000 will be newly issued stock for total proceeds of $6,000,000 ($3.00 a share), and 858,473 will be purchased from the majority stockholders. The warrants will become exercisable with any issuance of the Company's new stock in order to guarantee Health Holdings with at least 55% of the Company's stock. The warrants will expire ten years after their issuance. The exercise price of the warrants will be equal to the average exercise price of any newly issued stock to a third party, which triggers the right to exercise the warrants. The warrants will also become exercisable upon the occurrence of a Control Event, as defined. Pursuant to the term sheet, an affiliated company of Health Holdings will render consulting service for $300,000 per year.
















                        See independent auditors' report.

                                INDEX TO EXHIBITS
                                -----------------
Exhibit                                                               Page
Number     Description                                                Number
--------------------------------------------------------------------------------
  2        Stock Purchase Agreement, dated as of December             N/A
           15, 1997 (the "Stock Purchase Agreement"), by and among the Company, Allan Schulman, L.S. Smith,
           Dallas Gold & Silver Exchange, Inc. ("DGSE"),
           Barry M. Zwick and Health Holdings and Botanicals,
           Inc. ("HHB"), incorporated by reference to the Company's Current Report on Form 8-K filed on
           December 23, 1997.

  3.1      Certificate of Incorporation of Naturade, Inc.,             63
           together with Amendments and Certificate of Designations relating thereto.

  3.2      Bylaws of Naturade, Inc., as Amended.                       74

  4.1      Registration Rights Agreement, dated as of December        N/A
           15, 1997, by and between the Company and HHB, incorporated by reference to the Company's Current
           Report on Form 8-K as filed on December 23, 1997.

  4.2      Form of Series A Convertible Preferred Stock Certificate.   87

  4.3      Form of Class B Warrant Certificate, incorporated by       N/A
           reference to the Company's Form 10-K Annual Report filed for Fiscal 1991 and the Exhibits and Attachments thereto.

  10.1     Consulting Agreement, dated as of December 12, 1997,       N/A
           by and between the Company and Doyle & Boissiere LLC, incorporated by reference to the Company's Current
           Report on Form 8-K filed December 23, 1997.

  10.2     Mutual Option Agreement, dated as of December 15,          N/A
           1997, by and between the Company and Allan Schulman, incorporated by reference to the Company's Current
           Report on Form 8-K as filed December 23, 1997.

  10.3     Employment, Consulting and Non-Competition Agreement,      N/A
           dated as of December 12, 1997, by and between the Company and Allan Schulman, incorporated by reference to the Company's Current Report on Form 8-K as filed
           December 23, 1997.

  10.4     Form of Option Agreement for Purchase of Naturade,         N/A
           Inc. Common Stock for Directors, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

  10.5     Option Agreement for Purchase of Naturade, Inc.            N/A
           Common Stock for Michael Fernicola, incorporated by reference to the Company's Form 10-K Annual
           Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

  10.6     Option Agreement for Purchase of Common Stock of            88
           Naturade, Inc., for Michael Fernicola, dated
           March 15, 1996.

  10.7     Form of Broker Agreement between NPI and Domestic          N/A
           Brokers, incorporated by reference to the Company's
           Form 10-K Annual Report filed for Fiscal 1991 and the Exhibits and Attachments thereto.

  10.8     Consulting Agreement with Dr. L.S. Smith,                  N/A
           incorporated by reference to the Company's
           Form 10-Q Report filed for the quarterly period ended March 31, 1994 and the Exhibits and Attachments thereto.

  10.9     Addendum to Consulting Agreement with L.S. Smith            96
           dated as of November 13, 1996.

  10.10    Amendment to Employment Contract with Paul Shapnick,       N/A
           Chief Financial Officer, incorporated by reference to the Company's Form 10-K Annual Report filed for
           Fiscal 1993 and the Exhibits and Attachments thereto.

  10.11    DermaRay International L.L.C. Limited Liability            N/A
           Company Agreement, incorporated by reference to the Company's Form 10-K Annual Report filed for
           Fiscal 1994 and the Exhibits and Attachments thereto.

  10.12    Amendment dated May 2, 1995 to Agreement For               N/A
           Purchase of Stock and Real Property dated
           January 1, 1995, incorporated by Reference to the Company's Form 10-Q Report filed for quarterly period ended December 31, 1994 and Exhibits and Attachments thereto.

  10.13    Open Line of Credit with South Bay Bank,                   N/A
           incorporated by reference to the Company's
           Form 10-K Annual Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

  10.14    Open Line of Credit with South Bay Bank dated               97
           as of February 21, 1997, in the principal amount of $1,200,000.

  10.15    Open Line of Credit with South Bay Bank dated               99
           as of September 24, 1997, in the principal amount of $1,500.000.

  10.16    Exclusive License and Distributorship Agreement            N/A
           dated August 14, 1995 with Group Michel Iderne, incorporated by reference to the Company's
           Form 10-K Annual Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

  10.17    Product Development and Promotion Agreement dated          N/A
           August 23, 1995 with Health-Tech Institute Corp., incorporated by reference to the Company's Form
           10-K Annual Report filed for Fiscal 1995 and the
           Exhibits and Attachments thereto.

  10.18    Settlement Agreement with Neal D'Agostino dated            N/A
           November 30, 1995, incorporated by reference to the Company's Form 10-K Annual Report filed for
           Fiscal 1995 and the Exhibits and Attachments thereto.

  10.19    Lease Agreement between NPI and Messrs. Schulman           N/A
           and Becker, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal
           1991 and the Exhibits and Attachments thereto, and the First Amendment to Lease, dated as of December
           15, 1997, by and among Allan Schulman and the Registrant (collectively as landlord) and the Company (as tenant), incorporated by reference to the Company's Current Report on Form 8-K as filed December 23, 1997.

  10.20    Asset Transfer Agreement and Plan of Liquidation           101
           and Dissolution, dated as of June 30, 1997, by and among Harrier, Inc., a Delaware corporation, the Company and DermaRay International, L.L.C., a California limited liability company.

  23.1     Consent of Rose, Snyder & Jacobs, dated
           December 23, 1997.                                         111

  23.2     Consent of McGladrey & Pullen, LLP, dated
           December 23, 1997.                                         112

  27.      Financial Data Schedule.                                   113

                                                                EXHIBIT 3.1


                        CERTIFICATE OF INCORPORATION

                                     OF

                           SPRINGTON CAPITAL CORP.


      THE UNDERSIGNED, in order to form a corporation for the purposes hereinafter stated, under and pursuant to the provisions of the General Corporation Law of the State of Delaware, does hereby certify as follows:

      1.    The name of the corporation is:

                           SPRINGTON CAPITAL CORP.

      2. The address of the registered office of the corporation in the State of Delaware is:

            11th Floor Rodney Square North
            11th & Market Streets
            Wilimington, DE 19899
            New Castle County

      3. The registered agent in charge thereof is:

      Corporation Guarantee and Trust Company

      4. The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

      5. The corporation is authorized to issue capital stock to the extent of:

     Fifty Million (50,000,000) shares with a par value of $.001 per share.

      6. The Board of Directors is authorized and empowered to make, alter, amend and rescind the By-Laws of the corporation, but By-Laws made by the Board may be altered or repealed, and new By-Laws made, by the stockholders.

      7. The corporation shall, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all of the expenses, liabilities or other matters referred to in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any Bylaw, agreement, vote of stockholders or disinterested Directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

      8. Election of directors need not be by written ballot unless so provided in the By-Laws of the corporation.

      9. Except as otherwise required by statute, the books and records of the corporation may be kept outside of the State of Delaware, at such place or places as provided in the By-Laws of the corporation or from time to time designated by the Board of Directors.

      10. The name and address of the incorporator is as follows:

            NAME                    ADDRESS

      R.W. Worthington, 105 N. Watts Street, Philadelphia, PA 19107

      IN WITNESS WHEREOF, the incorporator has hereunder set his hand and seal this nineteenth day of February, A.D. 1986.



                                             /s/ R.W. Worthington
                                          ------------------------------
                                                R.W.  Worthington

                          CERTIFICATE OF AMENDMENT
                                   TO THE
                        CERTIFICATE OF INCORPORATION
                                     OF
                           SPRINGTON CAPITAL CORP.


            Pursuant to the provisions of the Delaware General Corporation Law, SPRINGTON CAPITAL CORP. adopts the following Certificate of Amendment to its Certificate of Incorporation:

            FIRST:   The name of the Corporation in SPRINGTON CAPITAL CORP.

            SECOND: The following amendment to the Certificate of Incorporation of the Corporation was adopted by resolution provided by the shareholders on the 10th day of April, 1989, in the manner prescribed by the Delaware General Corporation Law:

            Paragraphs 1 and 5 of the Certificate of Incorporation, as amended, of SPRINGTON CAPITAL CORP. are hereby repealed and amended by substitution of the following paragraphs 1 and 5:

            1. The name of the corporation is NATURADE, INC.

            5. The aggregate number of shares which the Corporation shall have authority to issue is Fifty Million (50,000,000) shares of common stock, par value $.0001 each.

            THIRD: The date of adoption of the amendments by the shareholders was April 10, 1989. The date of adoption of the amendments by the Board of Directors was April 10, 1989.

            FOURTH: The number of shares voted for the amendment by the holders of the outstanding shares of common stock was sufficient for the approval of the amendments.

            FIFTH: The manner in which any exchange, reclassification or cancellation of issued shares provided for in the amendments shall be effected as follows: The present holders of one (1) share of common stock of $.001 par value, will be exchanged for .05 shares of common stock of $.001 par value.

            SIXTH: The manner in which such amendments effect a change in the amount of stated capital and the amount of stated capital changed by such amendments is as follows: The amount of stated capital is being reduced from $50,000 to $5,000.

            IN WITNESS WHEREOF the Corporation has caused this Certificate of Amendment to the Certificate of Incorporation to be executed this 11th day of April, 1989.


                                   SPRINGTON CAPITAL CORP.
                                   a Delaware corporation



                                   By: /s/ Michael L. Anderson
                                      ----------------------------
                                      Michael L. Anderson
                                      President


ATTEST:


/s/ Travis G. Miller
--------------------------
Travis G. Miller, Secretary



THE STATE OF TEXAS      ss.
                        ss.
COUNTY OF DALLAS        ss.


            BEFORE ME, the undersigned authority, a Notary Public in and for the State of Texas, on this day personally appeared Michael L. Anderson, President of SPRINGTON CAPITAL CORP., a Delaware corporation, known to me to be the person and officer whose name is subscribed to the foregoing instrument, and acknowledged to me that he executed the same as a duly authorized officer of such corporation, and as the act and deed of such corporation, for the purposes and consideration therein expressed, and in the capacity therein stated.

            GIVEN UNDER MY HAND AND SEAL OF OFFICE, this 11th day of
April, 1989



                                        /s/ Kathleen Mann
                                        ---------------------------------
                                        Notary Public, State of Texas


                                                 Kathleen Mann
                                        ---------------------------------
                                        (Printed/Typed Name of Notary)
My Commission Expires:
August 28, 1989
-------------------

                          CERTIFICATE OF AMENDMENT

                                     OF

                        CERTIFICATE OF INCORPORATION

                                     OF

                               NATURADE, INC.


            NATURADE, INC., a Delaware corporation (the "Corporation"), certifies that pursuant to the authority contained in the General Corporation Law of the State of Delaware, (a) the Board of Directors, by unanimous written consent in accordance with Section 141 of the General Corporation Law of the State of Delaware, duly adopted resolutions setting forth the following amendment to the Certificate of Incorporation of the Corporation, declaring the advisability of such amendment and calling for such amendment to be put before the stockholders entitled to vote thereon and (b) stockholders of the Corporation holding approximately 54% of the outstanding shares of the Corporation and constituting more than the minimum number of votes that would be necessary to authorize or take action at a meeting at which all shares entitled to vote were present and voted, by written consent in accordance with Sections 228 and 242 of the General Corporation Law of the State of Delaware, approved the following amendment replacing the existing Paragraph 5 of such Certificate of Incorporation:

      "5. The aggregate number of shares which the Corporation shall have authority to issue is Fifty Million (50,000,000) shares of common stock, par value $.0001 each, and Two Million (2,000,000) shares of preferred stock, par value $.0001 each. Shares of the Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the Corporation is hereby expressly authorized to establish and designate one or more series of the Preferred Stock, to fix the number of shares constituting each series, and to fix the designations and the powers, preferences, qualifications, limitations, restrictions and dividend, conversion, redemption, distribution, liquidation, special voting and other rights of the shares of each series and the variations of the relative powers, rights, preferences, qualifications, limitations and restrictions as between series, and to increase and to decrease (but not below the number of shares of such series then outstanding) the number of shares constituting each such series. Such determinations may be fixed by a resolution or resolutions adopted by the Board of Directors."

            IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by its duly authorized officer this 11th day of December, 1997.

                                   NATURADE, INC.



                                   By /s/ Allan Schulman, President
                                      ---------------------------------
                                      Allan Schulman, President

                        CERTIFICATE OF DESIGNATIONS
                                     OF
                    SERIES A CONVERTIBLE PREFERRED STOCK
                                     OF
                               NATURADE, INC.

            NATURADE, INC., a Delaware corporation (the "Company"), pursuant to
Section 151 of the General Corporation Law of the State of Delaware, does hereby make this Certificate of Designations and does hereby state and certify that pursuant to the authority expressly vested in the Board of Directors of the Company by the Certificate of Incorporation of the Company, the Board duly adopted the following resolutions:

            WHEREAS, the Board of Directors of the Corporation is authorized, within the limitations and restrictions stated in the Certificate of Incorporation, to fix by resolution or resolutions the designation of each series of Preferred Stock, par value $.0001 per share (the "Preferred Stock"), and the rights, preferences, privileges and restrictions thereof, including, without limiting the generality of the foregoing, such provisions as may be desired concerning voting, dividends, conversion, dissolution or the distribution of assets, and such other subjects or matters as may be fixed by resolution or resolutions of the Board of Directors under the Delaware General Corporation Law; and

            WHEREAS, it is the desire of the Board of Directors of the Corporation, pursuant to its authority as aforesaid, to authorize and fix the terms of a series of Preferred Stock and the number of shares constituting such series;

            NOW, THEREFORE, BE IT RESOLVED, that there is hereby authorized such number and series of Preferred Stock on the terms and with the provisions herein set forth:

            A. Designation of Series and Number of Shares. The designation of the series of Preferred Stock authorized by this resolution shall be "Series A Convertible Preferred Stock" (the "Series A Preferred Stock"). The total number of shares of Series A Preferred Stock authorized hereby shall be 1,500,000.

            B. Voting. Each share of Series A Preferred Stock which at any time becomes convertible into common stock of the Corporation ("Common Stock") as provided in paragraph (F) below shall at all times thereafter entitle the holder thereof to one (1) vote on all matters submitted to a vote of the shareholders; it being understood for the avoidance of doubt, that upon the occurrence of a Control Event, each share of Series A Preferred Stock shall immediately and at all times thereafter entitle the holder thereof to one (1) vote on all matters submitted to a vote of the shareholders. Except as otherwise provided in the immediately preceding sentence or by applicable law, shares of Series A Preferred Stock shall not entitle the holder thereof to any vote. Except as otherwise required by law, with respect to all matters upon which shareholders are entitled to vote, the holders of the Series A Preferred Stock and the holders of the Common Stock shall vote together as a single class.

            "Control Event" means the occurrence of any of the following: (i) the acquisition by a Person, other than Doyle & Boissiere LLC, a Delaware limited liability company (D&B") or its Affiliate (as defined in Rule 12b-2 of the regulations promulgated under the Securities Exchange Act of 1934, as amended), of at least 15% of the Common Stock then outstanding, (ii) any merger, consolidation or liquidation of the Corporation or in which the Corporation is a party, in each case into or with a Person other than D&B or its Affiliate (as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended),
(iii) the sale of all or a substantial portion of all of the assets of the Corporation to a Person other than D&B or its Affiliate, or (iv) the completion of one or more offerings of the Corporation's securities registered under the Securities Act of 1933, as amended, the aggregate gross proceeds of which offering(s) are at least $10,000,000.

            "Existing Option" means each warrant option, contract or similar right of or granted by the Corporation (other than the Series A Preferred Stock) to purchase Common Stock from the Corporation, which warrant, option, contract or similar right is outstanding on November 21, 1997.

            "Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

            C. Liquidation Preference. In the event the Corporation shall be Liquidated (as defined below) whether voluntarily or involuntarily, after there shall have been paid or set aside for the holders of any shares of Preferred Stock which are senior in rights of liquidation to the Series A Preferred Stock the full preferential amounts to which such holders are entitled under the terms of such Preferred Stock, the holders of each share of Series A Preferred Stock shall be entitled to receive an amount equal to $0.0001 (the "Preferred Liquidation Preference") for each share of Series A Preferred Stock owned by such holder prior to the distribution of any amount to the holders of the Common Stock. After the holders of the Series A Preferred Stock shall have received the full Preferred Liquidation Preference, the holders of Common Stock shall be entitled to receive the net assets of the Corporation. The Corporation shall be deemed to have been "Liquidated" upon the occurrence of (i) any sale by the Corporation of all or substantially all its assets, and (ii) any liquidation, dissolution or winding up, merger, consolidation or reorganization of the Corporation; provided, immediately after the consummation of such merger, consolidation or reorganization. more than fifty per cent (50%) of the voting rights of the Corporation (or other surviving corporation are not held by Persons holding voting rights in the Corporation immediately prior to such merger, consolidation or reorganization. No sale of assets, merger, consolidation or reorganization not described under clauses (i) and (ii) above shall be considered to be a Liquidation.

            D. Dividends. The holders of Series A Preferred Stock shall not be entitled to receive any (i) cash dividends or other cash distributions which may from time to time be declared by the Board of Directors (except as provided under paragraph (C) above), or (ii) stock dividends (except as provided in paragraph E) below).

            E. Reorganization. If the Corporation shall in any manner split, subdivide or combine the outstanding shares of Common Stock, the outstanding shares of Series A Preferred Stock shall be proportionally split, subdivided or combined in the same manner and on the same basis as the outstanding shares of Common Stock. In the event any distribution or dividend in the form of shares of Common Stock is made to the holders of shares of Common Stock, a distribution or dividend in the form of shares of Series A Preferred Stock shall made to the holders of Series A Preferred Stock in the same ratio.

            F. Conversion. Immediately upon each purchase from the Corporation of each additional forty-five (45) shares of Common Stock pursuant to any exercise of Existing Options, the Corporation shall permanently assign a Conversion Price (determined as provided below) to an additional fifty-five (55) shares of Series A Preferred Stock and shall notify the holders of all Series A Preferred Stock of such assignment. Each share of Series A Preferred Stock so assigned a Conversion Price shall immediately become and thereafter remain convertible at any time, at the option of the holder thereof, into one (1) fully paid and nonassessable share of Common Stock; provided, the holder of such share of Series A Preferred Stock pays the Corporation the Conversion Price assigned to such share of Series A Preferred Stock. If at any time such an assignment of the Conversion Price is to be made, there shall be more than one holder of Series A Preferred Stock, Conversion Prices shall be allocated among such holders by the Corporation in a reasonable manner which is, as nearly as practicable, equal and ratable in proportion to their respective holdings of Series A Preferred Stock. Any such reasonable allocation by the Corporation shall be dispositive.

            The Conversion Price of any Series A Preferred Stock to be converted may be paid in cash or, at the option of the holder of the Series A Preferred Stock to be convened, on a "cashless" basis as follows: Each share of Series A Preferred Stock, whether or not then-convertible, shall have a deemed value equal to the excess (if any) of the Current Market Price of a share of Common Stock determined as of the date of conversion over the Conversion Price of the share of Series A Preferred to be converted. Such deemed value may be applied, by surrender of such share of Series A Preferred Stock to the Corporation, towards the payment of the Conversion Price of the share of Series A Preferred Stock to be converted. Upon any conversion or surrender of a share of Series A Preferred Stock, such share shall cease to be outstanding, and shall have no further rights hereunder.

            "Conversion Price" means a price assigned to each of fifty-five (55) shares of Series A Preferred Stock upon each purchase of forty-five (45) shares of Common Stock from the Corporation pursuant to exercise of Existing Options, which assigned price shall equal the average exercise price of such corresponding forty-five (45) shares of Common Stock so purchased upon exercise of Existing Options, provided, that upon the occurrence of a Control Event, each share of Series A Preferred Stock not then previously assigned a Conversion

Price shall be permanently assigned the Conversion Price of $1.45 per share, and, provided, further, that the Conversion Price shall be adjusted pursuant to the anti-dilution rights described in this Certificate.

            "Current Market Price" of a share of Common Stock means, as of any date of determination, the average of the closing bid prices for Common Stock on the NASDAQ OTC Bulletin Board, or other principal securities exchange or market on which the Common Stock shall then be traded, for the twenty trading days prior to such date of determination.

            G. Redemption of Series A Preferred Stock. Upon each additional termination of Existing Options to purchase forty-five (45) shares of Common Stock prior to the exercise thereof, the Corporation shall immediately determine fifty-five (55) additional shares of Series A Preferred Stock which shall become redeemable at any time thereafter, at the option of the Corporation, at a redemption price of $0.01 per share; provided, however, anything to the contrary appearing herein notwithstanding, no share of Series A Preferred Stock which at any time becomes convertible hereunder shall at any time thereafter become redeemable pursuant to this paragraph (G). If at any time such a Determination of redeemability is to be made there shall be more than one holder of Series A Preferred Stock, redeemability shall be allocated among such holders by the Corporation in a reasonable manner which is, as nearly as practicable, equal and ratable in proportion to their respective holdings of then non-convertible Series A Preferred Stock. Any such reasonable allocation by the Corporation shall be dispositive.

            IN WITNESS HEREOF, the undersigned has caused this Certificate of Designations to be duty executed by its President this 11th day of December, 1997.

                                   NATURADE, INC



                                   By /s/ Allan Schulman
                                      ------------------------------
                                      Allan Schulman, President

                                                                EXHIBIT 3.2

                                 NATURADE, INC.

                                   (formerly)
                             SPRINGTON CAPITAL CORP.

                                     BY-LAWS


                               ARTICLE I - OFFICES

      Section 1. The registered office of the corporation in the State of Delaware shall be at 11th Floor, Rodney Square North, 11th & Market Streets, Wilmington, Delaware, 19899.

      The registered agent in charge thereof shall be the Corporation Guarantee and Trust Company.

      Section 2. The corporation may also have offices at such other places as the Board of Directors may from time to time appoint or the business of the corporation may require.

                                ARTICLE II - SEAL

      Section 1. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware."

                      ARTICLE III - STOCKHOLDERS' MEETINGS

      Section 1. Meetings of stockholders shall be held at the registered office of the corporation in this state or at such place, either within or without this state, as may be selected from time to time by the Board of Directors.

      Section 2. Annual Meetings: The annual meeting of the stockholders shall be held on the 15th day of February in each year if not a legal holiday, and if a legal holiday, then on the next secular day following at 10 o'clock A.M., when they shall elect a Board of Directors and transact such other business as may properly be brought before the meeting. If the annual meeting for election of directors is not held on the date designated therefor, the directors shall cause the "meeting to be held at such time thereafter as is convenient."

      Section 3. Election of Directors: Elections of the directors of the corporation shall be by written ballot.

      Section 4. Special Meetings: "Special meetings of the stockholders may be called at any time by the President, a majority of the members of the Board of Directors or one or more stockholders holding shares that in the aggregate are entitled to cast no more than 10% of the votes at that meeting." At any time, upon written request of any person or persons who have duly called a special meeting, it shall be the duty of the Secretary to fix the date of the meeting, to be held not more than sixty days after receipt of the request, and to give due notice thereof. If the Secretary shall neglect or refuse to fix the date of the meeting and give notice thereof, the person or persons calling the meeting may do so.

      Business transacted at all special meetings shall be confined to the objects stated in the call and matters germane thereto, unless all stockholders entitled to vote are present and consent.

      Written notice of a special meeting of stockholders stating the time and place and object thereof, shall be given to each stockholder entitled to vote thereat not less 10 nor more than 60 days before such meeting, unless a greater period of notice is required by statute in a particular case.

      Section 5. Quorum: A majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than a majority of the outstanding shares entitled to vote is represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

      Section 6. Proxies: Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period.

      A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the corporation generally. All proxies shall be filed with the Secretary of the meeting before being voted upon.

      Section 7. Notice of Meetings: Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called.

     Unless otherwise provided by law, written notice of any meeting shall be given not less than 10 nor more than 60 days before the date of the meeting to each stockholder entitled to vote at such meeting.

      Section 8. Consent in Lieu of Meetings: Any action required to be taken at any annual or special meeting of stockholders of a corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

      Section 9. List of Stockholders: The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. No share of stock upon which any installment is due and unpaid shall be voted at any meeting. The list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

      Section 10. Voting. At all meetings of the stockholders, every registered owner of shares entitled to vote may vote in person or by proxy and shall have one vote for each such share standing in his name on the books of the Corporation. At all elections of directors, the voting shall be by ballot. The Board of Directors, or, if the Board shall not have made the appointment, the chairman presiding at any meeting of stockholders, shall have the power to appoint two or more persons to act as inspectors or tellers, to receive, canvass, and report the votes cast by the stockholders at such meeting; but no candidate for the office of director shall be appointed as inspector or teller at any meeting for the election of directors.

      Section 11. Chairman of meeting: The President, or in his absence, a Vice President shall preside at all meetings of the stockholders; and, in the absence of the President and Vice President, the Board of Directors may appoint any stockholder to act as chairman of the meeting.

      Section 12. Secretary of meeting: The Secretary of the Corporation shall act as secretary of all meetings of the stockholders; and, in his absence, the chairman may appoint any person to act as secretary of the meeting.

                             ARTICLE IV - DIRECTORS

      Section 1. The business and affairs of this corporation shall be managed by its Board of Directors consisting of at least 5 and no more than 7 directors. The directors need not be residents of this state or stockholders in the Corporation. They shall be elected by the stockholders at the annual meeting of stockholders of the corporation, and each director shall be elected for the term of one year, and until his successor shall be elected and shall qualify or until his earlier resignation or removal. The majority of the Board may appoint a Chairman who shall preside at all meetings of the Board and shall perform such other duties as may be prescribed hereunder or from time to time by the Board of Directors.

     Section 2. Annual Meetings: The annual meeting of the Board of Directors, of which no notice shall be necessary, shall be held immediately following the annual meeting of the stockholders or immediately following any adjournment thereof for the purpose of the organization of the Board and the election or appointment of officers for the ensuing year and for the transaction of such other business as may conveniently and properly be brought before such meeting.

      Section 3. Regular Meetings: Regular meetings of the Board shall be held on February 15, May 15, August 15, and November 15 of each year, (or if any such day shall fail on a legal holiday or a Saturday or Sunday, then on the next business day), at such place and at such hour as may from time to time be fixed by the Board, "or on such other day as may be set from time to time by the Board of Directors." Written notice of regular meetings of the Board need not be given to each director in advance of the meeting.

      Section 4. Special Meetings: Special meetings of the Board of Directors may be called by order of the Chairman of the Board, the President, or by one-third of the directors for the time being in office. The Secretary shall give notice of the time, place, and purpose or purposes of each special meeting by mailing the same at least two days before the meeting or the telephoning or telegraphing the same at least one day before the meeting to each director.

      Section 5. Conduct of Meetings: At meetings of the Board of Directors, the Chairman of the Board, the President, or a designated Vice President shall preside. A majority of the members of the Board of Directors shall constitute a quorum for the transaction of business, but less than a quorum may adjourn any meeting from time to time until a quorum shall be present, whereupon the meeting may be held, as adjourned, without further notice. At any meeting at which every director shall be present, even though without any notice, any business may be terminated.

      Section 6. Consent in Lieu of Meeting: Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee. The Board of Directors may hold its meetings, and have an office or offices, outside of this state.

      Section 7. Conference Telephone: One or more directors may participate in a meeting of the Board, of a committee of the Board or of the stockholders, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other; participation in this manner shall constitute presence in person at such meeting.

      Section 8. Compensation: Directors as such, shall not receive any stated salary for their services, but by resolution of the Board, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board, PROVIDED, that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

     "Section 9.  Super Majority Required

      The following actions of the corporation shall require a 4/5ths majority vote of the Board of Directors only during the period from the date of Confirmation of the corporation's Plan of Reorganization on May 23, 1991, up to and including one year after the reorganized Debtor's compliance with the requirements respecting public trading of Naturade securities, as satisfied by its filing of a Form 10-K Annual Report with the Securities and Exchange Commission on April 10, 1992.

                  a. Sale or dissolution of the company or the sale of the majority of the assets of the company;

                  b.    Hiring of outside consultants;

                  c.    Employee stock options;

                  d.    Bonus compensation;

                  e.    Change of business/philosophy/structure;

                  f. Issuance of securities (other than as provided by the Plan of Reorganization);

                  g.    Change of classes of stock;

                  h.    Closing of business;

                  i.    Filing for relief under any chapter of the Bankruptcy
                        Code."


                              ARTICLE V - OFFICERS

      Section 1. The executive officers of the corporation shall be chosen by the directors and shall be a President, Secretary and Treasurer. The Board of Directors may also choose a Chairman, one or more Vice Presidents and such other officers as it shall deem necessary. Any number of offices may be held by the same person.

      Section 2. Salaries: Salaries of all officers and agents of the corporation shall be fixed by the Board of Directors.

      Section 3. Term of Office: The officers of the corporation shall hold office for the term determined by the Board of Directors. Any officer or agent elected or appointed by the Board may be removed by the Board of Directors whenever in its judgment the best interest of the corporation will be served thereby.

      Section 4. Chairman of the Board: The Chairman of the Board of Directors if elected, or failing his election, the President, shall preside at all meetings of the Board of Directors and shall perform such other duties as may be prescribed from time to time by the Board of Directors or by the By-Laws.

      Section 5. President: The President shall be the chief executive officer of the corporation; in the absence of the Chairman he shall preside at all meetings of the stockholders and directors; he shall have general and active management of the business of the corporation, shall see that all orders and resolutions of the Board are carried into effect, subject, however, to the right of the directors to delegate any specific powers, except such as may be by statute exclusively conferred on the President, to any other officer or officers of the corporation. He shall execute bonds, mortgages and other contracts, requiring a seal, under the seal of the corporation. He shall be EX-OFFICIO a member of all committees. He shall exercise such duties as customarily pertain to the office of President, and shall have the general power and duties of supervision and management usually vested in the office of President of a corporation.

      Section 6. Secretary: The Secretary shall attend all sessions of the Board and all meetings of the stockholders and act as clerk thereof, and record all the votes of the corporation and the minutes of all its transactions in a book to be kept for that purpose, and shall perform like duties for all committees of the Board of Directors when required. He shall give, or cause to be given, notice of all meetings of the stockholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, and under whose supervision he shall be. He shall keep in safe custody the corporate seal of the corporation, and when authorized by the Board, affix the same to any instrument requiring it.

      Section 7. Treasurer: The Treasurer shall have custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation, and shall keep the moneys of the corporation in a separate account to the credit of the corporation. He shall disburse the funds of the corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the President and directors, at the regular meetings of the Board, or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the corporation.

                             ARTICLE VI - VACANCIES

      Section 1. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise, shall be filled by the Board of Directors. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. If at any time, by reason of death or resignation or other cause, the corporation should have no directors in office, then any officer or any stockholder or an executor, administrator, trustee or guardian of a stockholder, or other fiduciary entrusted with like responsibility for the person or estate of a stockholder, may call a special meeting of stockholders in accordance with the provisions of these By-Laws.

      Section 2. Resignations Effective at Future Date: When one or more directors shall resign from the Board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have the power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective.

              ARTICLE VII - STOCK CERTIFICATES, DIVIDENDS, ETC.

      Section 1. The stock certificates of the corporation shall be numbered and registered in the share ledger and transfer books of the corporation as they are issued. They shall bear the corporate seal and shall be signed by the President (or in his absence, the Vice-President) and the Secretary (or in his absence, the Treasurer). If certificates are signed by the Transfer Agent, acting on behalf of the corporation, the signatures of the officers of the corporation may be made by facsimile.

      Section 2. Transfers: Transfers of shares shall be made on the books of the corporation upon surrender of the certificates therefor, endorsed by the person named in the certificate or by attorney, lawfully constituted in writing. No transfer shall be made which is inconsistent with law.

      Section 3. Lost Certificate: The corporation may issue a new certificate of stock in the place of any certificate theretofore signed by it, alleged to have been lost, stolen or destroyed, and the corporation may require the owner of the lost, stolen or destroyed certificate, or his legal representative to give the corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

      Section 4. Transfer Agent: The Board of Directors shall have power to appoint one or more Transfer Agents and Registrars for the transfer and registration of certificates of stock of any class, and may require that stock certificates shall be countersigned and registered by one or more of such Transfer Agents and Registrars.

      Section 5. Record Date: In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than 60 nor less than 10 days before the date of such meeting, nor more than 60 days prior to any other action.

      If no record date is fixed:

            (a) The record date for determining stockholders entitled to notice of or to vote at meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.

            (b) The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed.

            (c) The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

            (d) A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

      Section 6. Dividends: The Board of Directors may declare and pay dividends upon the outstanding shares of the corporation, from time to time and to such extent as they deem advisable, in the manner and upon the terms and conditions provided by statute and the Certificate of Incorporation.

     Section 7. Reserves: Before payment of any dividend there may be set aside out of the net profits of the corporation such sum or sums as the directors, from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interests of the corporation, and the directors may abolish any such reserve in the manner in which it was created.

                     ARTICLE VIII - MISCELLANEOUS PROVISIONS

      Section 1. Checks: All checks or demands for money and notes of the corporation shall be signed by such officer or officers as the Board of Directors may from time to time designate.

      Section 2. Fiscal Year: The Board of Directors shall have power to fix, and from time to time change, the fiscal year of the Corporation. Unless otherwise designated, the calendar year shall be the fiscal year.

      Section 3. Notice: Whenever written notice is required to be given to any person, it may be given to such person, either personally or by sending a copy thereof through the mail, or by telegram, charges prepaid, to his address appearing on the books of the corporation, or supplied by him to the corporation for the purpose of notice. If the notice is sent by mail or by telegraph, it shall be deemed to have been given to the person entitled thereto when deposited in the United States mail or with a telegraph office for transmission to such person. Such notice shall specify the place, day and hour of the meeting and, in the case of a special meeting of stockholders, the general nature of the business to be transacted.

      Section 4. Waiver of Notice: Whenever any written notice is required by statute, or by the Certificate of Incorporation or the By-Laws of this corporation a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Except in the case of a special meeting of stockholders, neither the business to be transacted at nor the purpose of the meeting need be specified in the waiver of notice of such meeting. Attendance of a person either in person or by proxy, at any meeting shall constitute a waiver of notice of such meeting, except where a person attends a meeting for the express purpose of objecting to the transaction of any business because the meeting was not lawfully called or convened.

      Section 5. Resignations: Any director or other officer may resign at any time, such resignation to be in writing, and to take effect from the time of its receipt by the corporation, unless some time be fixed in the resignation and then from that date. The acceptance of a resignation shall not be required to make it effective.

                          ARTICLE IX - ANNUAL STATEMENT

      Section 1. The President and Board of Directors shall present at each annual meeting a full and complete statement of the business and affairs of the corporation for the preceding year. Such statement shall be prepared and presented in whatever manner the Board of Directors shall deem advisable and need not be verified by a certified public accountant.

                             ARTICLE X - AMENDMENTS

      Section 1. These By-Laws may be amended or repealed by the vote of stockholders entitled to cast at least a majority of the votes which all stockholders are entitled to cast thereon, at any regular or special meeting of the stockholders, duly convened after notice to the stockholders of that purpose, "or by action of the Board of Directors as permitted in the provisions of the corporation's Articles of Incorporation, as amended."

                                                                 Adopted 2/12/92
Bylaw amendment:

                         ARTICLE XI - INDEMNIFICATION OF
              OFFICERS, DIRECTORS, EMPLOYEES AND AGENTS; INSURANCE

            (a) The corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

            (b) The corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement or such action or suit if he acted in good faith and in a manner he reasonable believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

            (c) To the extent that a director, officer, employee or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections (a) and (b), or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

            (d) Any indemnification under subsections (a) and (b) (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in subsections (a) and (b). Such determination shall be made (1) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders.

            (e) Expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as authorized in this Section. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the board of directors deems appropriate.

            (f) The indemnification and advancement of expenses provided by, or granted pursuant to, the other subsections of this section shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

            (g) The corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this section.

            (h) For purposes of this Section, references to "the corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person now is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Section with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

            (i) For purposes of this Section, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee, or agent with respect to an employee benefit plan, its participants, or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" as referred to in this Section.

            (j) The indemnification and advancement of expenses provided by, or granted pursuant to, this section shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

                                                                EXHIBIT 4.2


              INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE



     NUMBER                                                        SHARES
      ___                                                         _________


                                 NATURADE, INC.
                52,000,000 AUTHORIZED SHARES...$.0001 PAR VALUE
        50,000,000 SHARES COMMON STOCK, 2,000,000 SHARES PREFERRED STOCK
                        (1,500,000 SERIES A CONVERTIBLE)
                      SERIES A CONVERTIBLE PREFERRED STOCK





This Certifies that ________________________________ is the registered holder of ____________________________________________________ Shares

transferable only on the books of the Corporation by the holder hereof in person or by Attorney upon surrender of this Certificate properly endorsed.

      In Witness Whereof, the said Corporation has caused this Certificate to be signed by its duly authorized officers and its Corporate Seal to be hereunto affixed this _____ day of _______________ A.D. ______.




___________________________                            _________________________
PAUL D. SHAPNICK, SECRETARY                            ALLAN SCHULMAN, PRESIDENT

                                                               EXHIBIT 10.6


                OPTION AGREEMENT FOR PURCHASE OF COMMON STOCK
                              OF NATURADE, INC.
                           (Michael R. Fernicola)

            This Option Agreement (the "Agreement"), dated March 15, 1996, is between Naturade, Inc., a Delaware corporation (the "Company"), and Michael R. Fernicola ("Optionee").

                                   RECITAL

            The Board of Directors of the Company granted to Optionee, effective as of the date set forth above, an option to purchase 100,000 shares of Common Stock, $0.0001 par value of the Company (the "Shares") on the terms and conditions stated in this Agreement.

                                  AGREEMENT

      1. Grant of Option. The Company grants to Optionee the option ("Option") to purchase, upon and subject to the terms and conditions of this Agreement, all or any part of the Shares at a price of $1.50 per share. The number of shares subject to the Option and the purchase price per share are subject to adjustment in certain events as provided in this Agreement.

      2. Term of Option. The Option shall expire on the earlier of (i) the date upon which Optionee is terminated for cause or (ii) one year after Optionee's employment with the Company otherwise terminates, unless the Option shall have been previously terminated in accordance with provisions set forth in this Agreement.

      3. Excercisability of Option. The Option shall be exercisable in the amounts and on the dates, as follows, provided Optionee remains an employee of the Company in good standing on the option vesting dates as set forth below:

            Option Vesting Date     Number of Options Vested
            -------------------     ------------------------
            September 12, 1996            20,000

            September 12, 1997

            September 12, 1998

            September 12, 1999

            September 12, 2000

            The Option may be exercised at any time or from time to time, in whole or in part, once vested until it expires.

      4. Manner of Exercise. The Option may be exercised by written notice delivered to the Company at its then principle office, stating the number of Shares with respect to which the Option is being exercised, together with cash or a check in the amount of their purchase price and the written statement provided for in paragraph 10.

      5. Assignment or Transfer. The Optionee shall not "Transfer" the Option except by a will or by the laws of descent and distribution and shall be exercisable only, by Optionee (regardless of any community property interest therein of the Optionee's spouse, if any) during Optionee's lifetime. The term "Transfer" shall include, without limitation, a voluntary or involuntary sale, assignment, transfer, pledge, hypothecation, encumbrance, disposal, loan, gift, attachment or levy, except transfers permitted by this paragraph 5. Notwithstanding the foregoing, Optionee is expressly authorized to transfer this Agreement to a revocable inter vivos trust ("Trust") of which he is a trustor, provided that (1) Optionee furnishes evidence satisfactory to the Company that the trust is (i) in full force and effect and is (ii) revocable by Optionee during his lifetime, (2) the Trust is for the benefit of Optionee's "Immediate Family", and (3) Optionee and the Trustee of such trust execute in a form acceptable to the Company an agreement to be bound by the terms of this Agreement and to hold the Option and any Shares purchased pursuant to the Option subject to the terms of this Agreement. Optionee's Immediate Family shall be his spouse, descendants, (including any adopted children), parents and siblings. If Optionee shall die prior to the expiration date of this Option, the person or persons to whom Optionee's rights under the Option shall have passed by will, by operation of a Trust, or by the applicable laws of descent and distribution shall have the right, at any time within one year after the date of Optionee's death, to exercise such Option as to those shares, if any, as to which the Option was exercisable as of the date of Optionee's death- provided, that all rights under the Option shall expire in any event on the day specified in paragraph 2 hereof.

      6. Capitol Adjustments. The existence of this Option shall not affect in any way the right or power of the Company or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations, or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company or any issue of bonds, debentures, preferred or preference stock affecting the Company's common stock or the rights thereof, or the issuance of any securities convertible into any thereof or of any rights, options, or warrants to purchase any thereof, or the dissolution or liquidation of the Company, any sale or transfer of all or any part of its assets or business, or any other corporate act or proceedings of the Company, whether of a similar character or otherwise.

            The Shares with respect to which this Option is granted are shares of the common stock of the Company as presently constituted; but if and whenever, prior to the delivery by the Company of all the Shares of the stock with respect to which this Option is granted, the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of the stock outstanding without paying or receiving compensation therefore in money, services or property, the number of Shares then remaining subject to option hereunder shall (a) in the event of an increase in the number of outstanding shares, be proportionately increased and the cash consideration payable per Share shall be proportionately reduced and (b) in the event of a reduction in the number of outstanding shares, be proportionately reduced, and the cash consideration payable per Share shall be proportionately increased.

      7. Merger and Consolidation: Dissolution. On the merger of one or more corporations into the Company, a consolidation of the Company and one or more corporations, or other reorganization or recapitalization of the Company, in which the Company shall be the surviving corporation, thereafter, on any exercise of the Option, Optionee shall, at no additional cost, be entitled to receive (subject to any required action by stockholders), in lieu of the number of Shares as to which this Option shall then be so exercised, the number and class of shares of stock or other security to which Optionee would have been entitled pursuant to the terms of the agreement of merger or consolidation if, immediately prior to the merger or consolidation or reorganization or reclassification, Optionee had been the holder of record of a number of shares of stock of the Company equal to the number of shares as to which such Option shall be so exercised.

      8. Right of First Refusal. Each time the Optionee purposes to Transfer (or is required by operation of law or other involuntary transfer) any or all of the Shares purchased by him pursuant to this Option, Optionee shall first offer such Shares to the Company in accordance with the following provisions. Any proposed Transfer must also comply with the terms of Exhibit "A" to this Agreement.

            Optionee shall deliver a written notice (a "Notice") to the Company stating (a) Optionee's bona fide intention to Transfer Shares, (b) the name and address of the proposed transferee, or that the Transfer is to be accomplished through a brokerage transaction on the open market, (c) the number of Shares to be transferred, and (d) the purchase price per Share and terms of payment for which the Optionee proposes to Transfer such Shares, or that the Shares are to be Transferred at the market price at the time of sale.

            Within 30 days after receipt of the Notice, the Company or its designee shall have the first right to purchase or obtain such Shares, upon the price and terms of payment designated in the Notice. If the Notice provides for the payment of non-cash consideration, the Company at its option may pay the consideration in cash equal to the Company's good faith estimate of the present fair market value of the non-cash consideration offered.

            If the Company or its designee elects not to purchase or obtain all of the Shares designated in the Optionee's Notice, then the Optionee may Transfer the Shares referred to in the Notice to the proposed transferee, providing such Transfer (a) is completed within 30 days after the expiration of the Company's right to purchase or obtain such Shares, and (b) is made at the price and terms designated in the Notice. If such Shares are not so transferred, the Optionee must give notice in accordance with this paragraph prior to any other or subsequent Transfer of such Shares.

            Optionee may not. Transfer any Shares to a competitor of the Company, or to any shareholder, partner, or other beneficial holder of an equity ownership interest in a competitor, other than pursuant to a merger, combination, or other transaction approved by the company's Board of Directors.

      9. No Rights as Shareholder. Optionee shall have no rights as shareholder with respect to shares covered by the Option until the date of issuance of stock certificate or stock certificates.

      10. Restricted Shares. Optionee will acquire the Shares upon exercise not with a view to their resale or distribution. Optionee agrees that upon each such exercise of the Option, Optionee will furnish to the Company a written certification in the form attached to this Agreement as Exhibit "A" and such other or additional documents as the Company may request. Any person or persons entitled to exercise the Option under the provisions of paragraph 5 shall, upon each exercise of the Option, concurrently furnish to the Company the same statement and documents.

      11. This Agreement shall be governed by and construed in accordance with the laws of the State of California applicable to contracts made and to be carried out in California.

            IN WITNESS WHEREOF, the parties hereto have executed this Agreement.


                                        COMPANY:
                                        Naturade, Inc.



                                        By   /s/ Allan Schulman
                                             ------------------------------



                                        By   /s/ Paul Shapnick
                                             ------------------------------



                                        OPTIONEE:



                                        /s/ Michael R. Fernicola
                                        -----------------------------------
                                        Michael R. Fernicola

                                 EXHIBIT "A"

                                 CERTIFICATE


            I certify that I am acquiring all shares (the "Shares") of Naturade, Inc., a Delaware corporation, purchased by me pursuant to the exercise on this date of the option granted by an Option Agreement, dated March 15, 1996 (the "Stock Option Agreement"), not with a view to or for resale in connection with, any distribution of the Shares. I understand that the Shares have not been registered under the Securities Act of 1933, as amended (the "1933 Act") or pursuant to any state securities laws, by reason of specific exemptions from such registration and qualification which depend, among other things, upon the bona fide nature of my certifications in this Certificate.

            I understand and agree to the following:

      1. I have received and read carefully the Company's most recent Annual Report and any interim reports to Shareholders. I have received, reviewed and considered information fully covering all matters that I deem relevant to make a decision to purchase the Shares. I have also been given the opportunity to ask any questions and to ask for further information to the extent I deem necessary.

      2. I must hold the Shares indefinitely unless they are subsequently registered under the 1933 Act or an exemption from such registration is available. The Company is under no obligation to register the Shares or to make available any such exemption.

      3. I have been advised of Rule 144 promulgated by the Security and Exchange Commission (the "Commission") under the 1933 Act which permits limited resale of securities purchased in a private placement without registration under the 1933 Act (such as my purchase of the Shares pursuant to the Stock Option Agreement) if certain conditions are met. These conditions include, among other things:

            (a) The availability of current public information about the Company;

            (b) The resale occurring at least two years after purchase of and full payment for the Shares to be sold;

            (c) The sale being through a broker in a "broker's transaction"; and

            (d) The number of shares of common stock of the Company that I may sell during any three month period may not exceed specified limitations (generally, the greater of 1% of the total number of shares of stock outstanding or the average weekly trading volume of the shares during the four calendar weeks preceding the filing of the required notice).

            Although Rule 144 as adopted is not the exclusive means provided for the public sale of the Shares other than in a registered offering, I understand that the staff of the Commission has expressed its opinion that persons proposing to sell privately placed stock (such as the Shares) other than in a registered offering and other than pursuant to Rule 144 will have a substantial burden of proof in establishing that an exemption from registration is available for that sale and that those persons and the brokers and other persons who participate in the transaction do so at their own risk.

      4. If I propose to effect any transaction pursuant to Rule 144, I will deliver to the Company at its principal office (to the attention of its Secretary) at least 2 business days before placing with a broker an order to sell (i) a copy of all materials required to be filed with the Commission pursuant to Rule 144, (ii) an unqualified opinion, in form and substance satisfactory to the Company and its counsel, of recognized securities counsel to the effect that the proposed sale or disposition may lawfully be made under Rule 144, (iii) a statement from the broker effecting the transaction evidencing the compliance by it of the Rule, and (iv) a copy of each document delivered to the broker with respect to such sale.

      5. I agree not to dispose of any of the shares except (i) with the prior consent of the California Commission of Corporations, if required by California law, and (ii) either pursuant to an effective Registration Statement under the 1933 Act or an exemption from registration under the 1933 Act after receipt by the Company of an unqualified opinion (obtained at my cost), of recognized securities counsel, acceptable in form and substance to the Company and its counsel, that registration of those shares is not required under the 1933 Act.

      6. All certificates representing the Shares and any certificate for any securities issued pursuant to any stock split, share reclassification, stock dividend, or other similar capital event shall bear a legend in substantially the following form:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE TRANSFERRED, SOLD, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF EXCEPT IN ACCORDANCE WITH THAT ACT AND THE

RULES AND REGULATIONS PROMULGATED UNDER IT AND IN ACCORDANCE WITH AN AGREEMENT BETWEEN THE COMPANY AND THE ISSUE OF THE SECURITIES, A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY. SUCH AGREEMENT PROVIDES THE COMPANY WITH A RIGHT OF FIRST REFUSAL TO PURCHASE THESE SECURITIES.

and/or such other legend or legends as the Company and its counsel deem necessary or appropriate. Appropriate stop transfer instructions with respect to the shares have been placed with the Company's transfer agent.

      7. Notwithstanding any other provision of this Certificate, I confirm that the Shares are subject to the Company's right of first refusal contained in the Stock Option Agreement.

Dated: _________________

                                        -----------------------------------
                                        Print or Type Name




                                        -----------------------------------
                                        Signature

                                                               EXHIBIT 10.9

                      Addendum to Consulting Agreement



That Consulting Agreement (Agreement) entered into on February 1, 1994, between Naturade Inc. and L.S. Smith titled "Consulting Agreement" is hereby modified as follows:

      1.) At a special board meeting held on November 13, 1996, it was unanimously agreed by the entire board to extend the "Consulting Agreement" between Naturade Inc. and L.S. Smith for a period of three years.

      2.) This Addendum hereby extends the Agreement through January 31, 2000.

      3.) All other terms and conditions will remain in full force and effect.



Chairman of the Board:                       /S/ Allan Schulman
                                             -------------------------------
                                             Allan Schulman

                                                              EXHIBIT 10.14

                               PROMISSORY NOTE
                                                                Renewal of 35485
$1,200,000.00                                                  February 21, 1997

            For value received, NATURADE, INC., 7110 East Jackson Street, Paramount, California 90723, jointly and severally, promise to pay SOUTH BAY BANK, its successors and assigns, at 2200 Sepulveda Boulevard, Torrance, California 90501, the principal sum of ONE MILLION TWO HUNDRED THOUSAND AND NO/100 DOLLARS ($1,200,000.00).

MULTIPLE ADVANCE: The principal sum shown above is the maximum amount of principal I can borrow under this note. On February 21, 1997 I will receive the amount of $_____________ and future principal advances are contemplated.

      CONDITIONS: The conditions for future advances are as stated in the commitment letter dated February 13, 1997.

      OPEN END CREDIT: You and I agree that I may borrow up to the maximum amount of principal more than one time. This feature is subject to all other conditions and expires on February 1, 1998.

INTEREST: I agree to pay interest on the outstanding principal balance from February 21, 1997 at the rate of 9.250% per year until first change date.

VARIABLE RATE:  This rate may then change as stated below:

      INDEX RATE: The future rate will be 1.000% over the following index rate: National Prime as determined by Bank of America of California.

      FREQUENCY AND TIMING: The rate on this note may change as often as monthly. A change in the interest rate will take effect on the first day of the month.

      EFFECT OF VARIABLE RATE: A change in the interest rate will have the following effect on the payments: The amount of each scheduled payment will change. The amount of the final payment will change.

ACCRUAL METHOD: Interest will be calculated on an actual/360 basis.

POST MATURITY RATE: I agree to pay interest on the unpaid balance of this note owing after maturity, and until paid in full, at a rate equal to 21.00%.

      LATE CHARGE: If a payment is made more than 10 days after it is due, I agree to pay a late charge of 6% of the required monthly payment.

      ADDITIONAL CHARGES: In addition to interest, I agree to pay the following charges which are/are not included in the principal amount above: ____________________________.

PAYMENTS:  I agree to pay this note as follows:

      INTEREST: I agree to pay accrued interest on the first day of each month beginning March 1, 1997.

      PRINCIPAL:  I agree to pay the principal February 1, 1998.

ADDITIONAL TERMS:

      PREPAYMENT OPTION: If this option is required by Lender the terms of said options will be as listed below:

      SECURITY:  This note is separately secured by Security
      Agreement dated February 21, 1997 and UCC-1 dated
      January 29, 1996.

      PURPOSE: The purpose of this loan is business: increase in working capital.


                                   Borrower:

                                   NATURADE, INC.


                                   By:  /S/ Allan Schulman
                                        ------------------------------
                                        Allan Schulman, President


                                   Lender:

                                   By:  /S/ Gary L. Baker
                                        ------------------------------
                                        Gary L. Baker, Vice President

                                                              EXHIBIT 10.15

                               PROMISSORY NOTE
                                                              Account #:  650015
                                                                  Loan No. 37199
$1,500,000.00                                                 September 24, 1997

            For value received, NATURADE, INC., dba NATURADE PRODUCTS, INC., 7110 East Jackson Street, Paramount, California 90723, jointly and severally, promise to pay SOUTH BAY BANK, its successors and assigns, at 2200 Sepulveda Boulevard, Torrance, California 90501, the principal sum of ONE MILLION FIVE HUNDRED THOUSAND AND NO/100 DOLLARS ($1,500,000.00).

MULTIPLE ADVANCE: The principal sum shown above is the maximum amount of principal I can borrow under this note. On September 24, 1997 I will receive the amount of $_____________ and future principal advances are contemplated.

      CONDITIONS: The conditions for future advances are maximum advance on the revolving line is 70% of eligible receivables plus 25% of finished good and raw material inventory.

      OPEN END CREDIT: You and I agree that I may borrow up to the maximum amount of principal more than one time. This feature is subject to all other conditions and expires on February 1, 1998.

INTEREST: I agree to pay interest on the outstanding principal balance from September 24, 1997 at the rate of 9.500% per year until first change date.

VARIABLE RATE:  This rate may then change as stated below:

      INDEX RATE: The future rate will be 1.000% over the following index rate: National Prime as determined by Bank of America of California.

      FREQUENCY AND TIMING: The rate on this note may change as often as monthly. A change in the interest rate will take effect on the first day of the month.

      EFFECT OF VARIABLE RATE: A change in the interest rate will have the following effect on the payments: The amount of each scheduled payment will change. The amount of the final payment will change.

ACCRUAL METHOD: Interest will be calculated on an actual/360 basis.

POST MATURITY RATE: I agree to pay interest on the unpaid balance of this note owing after maturity, and until paid in full, at a rate equal to 21.00%.

LATE CHARGE: If a payment is made more than 10 days after it is due, I agree to pay a late charge of 6% of the required monthly payment with a $10.00 minimum charge.

PAYMENTS:  I agree to pay this note as follows:

      INTEREST: I agree to pay accrued interest on the first day of each month beginning November 1, 1997.

      PRINCIPAL:  I agree to pay the principal February 1, 1998.

ADDITIONAL TERMS:

      PREPAYMENT OPTION: If this option is required by Lender the terms of said options will be as listed below:

      SECURITY:  This note is separately secured by Security
      Agreement dated September 24, 1997 and two deeds of trust dated September 24, 1997.

      PURPOSE:  The purpose of this loan is business:  working capital.

                                   Borrower:

                                   NATURADE, INC., dba NATURADE PRODUCTS, INC.

                                   By:  /S/ Allan Schulman
                                        ---------------------------------
                                        Allan Schulman, President


                                   Lender:

                                   By:  /S/ Gary L. Baker
                                        ---------------------------------
                                        Gary L. Baker, Vice President

                                                              EXHIBIT 10.20


                         ASSET TRANSFER AGREEMENT AND
                      PLAN OF LIQUIDATION AND DISSOLUTION


      THIS ASSET TRANSFER AGREEMENT AND PLAN OF LIQUIDATION AND DISSOLUTION ("Agreement") is entered into as of June 30, 1997, by and among HARRIER, INC., a Delaware corporation ("Harrier"), NATURADE, INC., a Delaware corporation ("Naturade") and DERMARAY INTERNATIONAL, L.L.C., a California limited liability company (the "Company"). Harrier and Naturade are hereinafter referred to individually as a "Member" and collectively as the "Members."


                                R E C I T A L S

      A. Harrier and Naturade previously organized the Company pursuant to that certain limited Liability Company Agreement ("LLC Agreement") dated November 29, 1994.

      B. Harrier and Naturade are the sole Members of the Company, with Harrier owning a 50% Membership Interest (as that term is defined at Section 1.6(q) of the LLC Agreement) and Naturade owning a 50% Membership Interest.

      C. The Members desire to liquidate and dissolve the Company pursuant to the laws of the State of California and this Agreement.

      D. The Members have duly authorized and approved the transactions contemplated by this Agreement.

                               A G R E E M E N T

      It is agreed as follows:

      1.    SALE AND PURCHASE OF ASSETS.

            1.1 TRANSFER. Subject to and upon the terms and conditions set forth herein, Harrier agrees to sell, assign, convey, transfer and deliver ("Transfer") to the Company, and the Company agrees to purchase from Harrier, the following assets ("Assets"):

            (a) Harrier's entire Membership Interest in the Company; and

            (b) Harrier's Bioptron lamp inventory, as identified and described in the Schedule of Assets attached as Schedule 1 hereto
("Inventory").

            1.2 CONSIDERATION. The consideration to be paid by the Company to Harrier for the Assets on or before the Initial Closing Date (as defined below) shall be $175,000. Harrier acknowledges its prior receipt of $40,000 of such amount. The Company shall deliver the balance of the consideration on the Initial Closing Date .pursuant to an unsecured promissory note ("Note") in the original principal amount of $135,000 in the favor of the Note attached hereto as Exhibit A.

            1.3 CLOSING. The initial closing ("Closing") of the transactions under this Agreement shall take place on June 30, 1997 (the "Initial Closing Date"). On the Initial Closing Date, Harrier shall transfer all of its right, title and interest in and to the Inventory to the Company pursuant to the bill of sale attached hereto as Exhibit B, and the Company shall deliver the originally executed Note to Harrier. The down payment of $40,000 and $130,000 of payments of the principal amount outstanding under the Note shall first be applied to the purchase of the Harrier's Bioptron lamp inventory, until the payments, including the down payment, total $170,000. The remaining $5,000 of principal payments shall be deemed to have redeemed Harrier's Membership Interest.

            1.4 TITLE TO ASSETS. Harrier has and will Transfer to the Company good and marketable title to the Assets, free and clear of all mortgages, pledges, security interests, liens, claims, charges, restrictions and encumbrances. No financing statements under the Uniform Commercial Code or similar laws naming Harrier as debtor have, been filed in any jurisdiction with respect to the Assets.

      2.    DISSOLUTION AND WINDING UP.

            2.1 REDEMPTION OF MEMBERSHIP INTEREST. Upon the Company's final payment of $5,000 of the outstanding principal amount under the Note ("Dissolution Date"), the Company shall be deemed to have redeemed Harrier's Membership Interest and the Company shall be deemed to have dissolved in accordance with Article XII of the LLC Agreement.

            2.2 NOTIFICATION OF CREDITORS. On the Dissolution Date, Naturade, as the sole Member, the Company, shall give written notice of commencement of winding up to the Company in substantially the form of Exhibit C, indicating that the assets of the Company are to be distributed in liquidation to the remaining Member.

            2.3 SECRETARY OF STATE FILINGS. As soon as practicable after the Dissolution Date, and after receiving tax clearance certificates from the California Franchise Tax Board as required by law, Naturade shall execute a Certificate of Dissolution on Form LLC-3 and a Certificate of Cancellation on Form LLC-4/7 in accordance with the provisions of the California Corporations Code, and cause such Certificates to be filed in the office of the Secretary of State of California.

      3. MUTUAL REPRESENTATIONS, WARRANTIES AND COVENANTS. Each party represents, warrants and covenants to the other as of the date hereof and as of each Closing as follows:

            3.1 ORGANIZATION. Each party is duly organized, validly existing and in good standing under the laws of the state of its organization.

            3.2 POWER AND AUTHORITY. Each party has all requisite power and authority to (enter into and to carry out all of the terms of this Agreement and all other documents executed and delivered in connection herewith. All action on the part of the party, its officers, directors, shareholders and members necessary for the authorization, execution, delivery and performance of this Agreement by the party has been taken and no further authorization on the part of the party is required to consummate the transactions provided for in this Agreement. When executed and delivered by the party, this Agreement shall constitute the valid and legally binding obligations of the party enforceable in accordance with its terms. Neither the execution, delivery nor performance of this Agreement by the party shall (i) violate or result in a breach of any provisions of the party's charter documents, (ii) constitute a default or result in a breach of any contract or agreement to which it is a party or its assets or properties are bound, or (iii) violate any order, writ, injunction, decree, judgment or other restriction of any court, administrative agency or governmental body.

            3.3 AGREEMENT TO PERFORM NECESSARY ACTS. Each party agrees to perform any further acts and execute and deliver any documents which may be reasonably necessary to carry out the provisions and purposes of this Agreement.

      4.    MISCELLANEOUS.

            4.1 CUMULATIVE REMEDIES. Any person having any rights under any provision of this Agreement will be entitled to enforce such rights specifically, to recover damages by reason of any breach of any provision of this Agreement, and to exercise all other rights granted by law, which rights may be exercised cumulative and not alternatively.

            4.2 SUCCESSORS AND ASSIGNS. The rights and obligations of the parties under this Agreement shall not be assignable without the written consent of the other parties, provided, however, that nothing herein shall restrict Harrier's right to assign its interests under the Note. Except as otherwise expressly provided herein, all covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto will bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not.

            4.3 SEVERABILITY. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision will be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of this Agreement or the other documents.

            4.4 COUNTERPARTS. This Agreement may be executed in two or more counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts when taken together will constitute one and the same agreement.

            4.5 NOTICES. Any approvals, consents or notices required or permitted to be sent or given shall be delivered in writing personally or mailed, certified mail, return receipt requested, to the following addresses and shall be deemed to have been received within five days after such mailing:

                        If to the Company:
                        DermaRay International, L.L.C.
                        7110 East Jackson Street
                        Paramount, California 90723
                        Attn.: Michael Fernicola, President

                        If to Naturade:
                        Naturade, Inc.
                        7110 East Jackson Street
                        Paramount, California 90723
                        Attn.: Michael Fernicola,
                               Executive Vice President

                        If to Harrier:
                        Harrier, Inc.
                        2200 Pacific Coast Highway, Suite 301
                        Hermosa Beach, California 00254
                        Attn.: Kevin DeVito, President

            4.6 GOVERNING LAW; ARBITRATION. The validity, meaning and effect of this Agreement shall be determined in accordance with the laws of the State of California, applicable to contracts made and to be performed in that state, without regard to its conflicts of laws rules; provided however that the Federal Arbitration Act of the United States shall govern issues as to arbitrability. If a dispute arises in connection with or relating to this Agreement and the parties are unable to resolve it within forty-five (45) days through direct negotiations, the dispute shall be referred to final and binding arbitration to be held in Los Angeles, California in accordance with the rules of the American Arbitration Association for Commercial Arbitration (as they may be amended from time to time). The award of the arbitrator(s) shall be final and binding upon the parties hereto and may be enforced by any court of competent jurisdiction.

            4.7 LITIGATION COSTS. If any legal action or any arbitration or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default, or misrepresentation in connection with any of the provisions thereof, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees and other costs incurred in that action or proceeding, in addition to any other relief to which it or they may be entitled.

            4.8 ENTIRE AGREEMENT. This Agreement constitutes the entire agreement and understanding of the parties with respect to the subject matter thereof, and supersedes all prior and contemporaneous agreements and understandings.

      IN WITNESS WHEREOF, each of the parties to this Agreement has executed or caused this Agreement to be executed as of the date first above written.

                                    "HARRIER"

                                    Harrier, Inc.,
                                    a Delaware corporation


                                    By:   /s/ Kevin DeVito
                                          ------------------------------
                                          Kevin DeVito, President


                                    "NATURADE"

                                    Naturade, Inc.,
                                    a Delaware corporation


                                    By:   /s/ Michael Fernicola
                                          ------------------------------
                                          Michael Fernicola,
                                          Executive Vice President


                                    "DermaRay"

                                    DermaRay International, L.L.C.,
                                    a California limited liability
                                    company


                                    By:   /s/ Michael Fernicola
                                          ------------------------------
                                          Michael Fernicola,
                                          Executive Vice President

                                  SCHEDULE 1
                                INVENTORY LIST

      All Bioptron lamps, assorted components, parts, tools, literature, VHS tapes, corrugated boxes, stands, holders, Bioptron literature, and any other Bioptron units owned by Harrier Inc. owned by Harrier Inc., currently stored at 7104 Jackson Street, Paramount California, 90723.

                                   EXHIBIT A

                           UNSECURED PROMISSORY NOTE


PARAMOUNT, CALIFORNIA               $135,000
JUNE 30, 1997


      FOR VALUE RECEIVED, DermaRay INTERNATIONAL, L.L.C., a California limited liability company (the "Company", promises to pay on or before June 30, 1998 to the order of Harrier, Inc. or assigns ("Holder"), at the address designated by Holder, the principal amount of One Hundred Thirty-Five Thousand Dollars ($135,000). The outstanding principal amount under this Note shall not bear interest and shall be due and payable no later than June 30, 1998; provided that the Company shall apply all of the gross proceeds from its sale of Bioptron lamps towards the payment of the outstanding principal amount of this Note and otherwise use its best efforts to pay the outstanding principal amount under this Note as soon as possible.

      Upon the happening of any Event of Default as set forth below and the giving of notice by the Holder as provided herein, this Note shall become immediately due and payable in full, without presentment or protest, both of which are hereby waived by the Company. In such case, Holder may proceed to protect and enforce its rights by a suit in equity, action at law, or other appropriate proceedings. In case of any Event of Default, the Company will reimburse Holder for its reasonable costs and expenses, including attorney's fees, incurred in connection with the enforcement of its rights under this Note.

      "Event of Default" whenever used herein means any one of the following events:

            (a) Default in the payment of principal under this Note when it becomes due;

            (b) The entry of a decree or order by the court having jurisdiction in the premises adjudging the Company bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Company under applicable bankruptcy laws, or appointing a receiver, liquidator, assignee, trustee (or similar official) of the Company or any substantial part of its property, and the continuance of such decree or order in effect for a period of thirty (30) consecutive days; or

            (c) The institution by the Company of proceedings to be adjudicated as a bankrupt or insolvent, or the consent by it to the institution of bankruptcy or insolvency proceedings against it, or the filing by it of a petition or answer to consent seeking reorganization or relief under applicable bankruptcy laws, or the consent by it to the filing of any such petition or to the appointment of any receiver, liquidator, assignee, trustee (or similar official) the Company or any substantial part of its property, or the making by it of any assignment for the benefit of creditors.

      Except as otherwise provided in this Note, the Company:

            (a) Waives demand, presentment for payment, notice of non-payment, grace, protest, notice of protest, notice of acceleration of the indebtedness due hereunder and all other notice in collecting this Note;

            (b) Consents to all extensions or rearrangements or postponements of time or payment of this Note, whether or not for a term or terms in excess of the original term hereof, and to any other indulgence with respect hereto without notice, consent or consideration to any of them; and

            (c) Waives any right it may have to require Holder to exercise the remedies available on default in any particular order.

      WITNESS the signature of a duly authorized officer of the Company.


                              DermaRay INTERNATIONAL, L.L.C.,
                              a California limited liability company



                              By: __________________________________
                                    Michael Fernicola, President

                                   EXHIBIT B
                                 BILL OF SALE


      This Bill of Sale is made this 30th day of June 1997 by and between HARRIER INC., a Delaware corporation (hereinafter referred to as "Seller"), and DermaRay INTERNATIONAL, L.L.C., a California limited liability company (hereinafter, referred to as "Purchaser").

      For good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Seller does hereby sell, assign, grant, convey, set over, confirm and deliver to Purchaser and its successors and assigns forever, all of Sellers right title and interest in and to those "Assets" set forth on
Schedule 1 attached hereto, free and clear of any and all liens, claims and encumbrances of any kind.

      Simultaneously with the execution and delivery hereof and from time to time thereafter, Seller will execute and deliver to Purchaser such additional documents of transfer with respect to the Assets as Purchaser may reasonably require in. order to effectuate this transaction.

      IN WITNESS WHEREOF, the Sellers have caused this instrument to be executed on the date above-written.

                                    "SELLER"

                                    HARRIER, INC.,
                                    a Delaware corporation


                                    _______________________________
                                    Kevin DeVito, President

                                   EXHIBIT C

                NOTICE OF COMMENCEMENT OF VOLUNTARY PROCEEDINGS
                      TO WIND UP, LIQUIDATE AND DISSOLVE


TO:  ALL CREDITORS AND CLAIMANTS


      NOTICE IS HEREBY GIVEN pursuant to Section 17352(a) of the California Corporations Code that DermaRay INTERNATIONAL, L.L.C., a California limited liability company (the "Company"), whose principal office is located at 7104 Jackson Street, Paramount, California 90723, has voluntarily elected to wind up its affairs, liquidate and dissolve.

      Proceedings for the winding up of the Company commenced on _______________, 199__, which date all of the members of the Company consented to the winding up, liquidation and dissolution of the Company.


Dated: __________ 1997              DermaRay INTERNATIONAL, L.L.C.
                                    a California limited liability
                                    company


                                       By: _____________________________
                                           Michael Fernicola, President

                                                               EXHIBIT 23.1



                       [Rose, Snyder & Jacobs Letterhead]


                          INDEPENDENT AUDITORS' CONSENT

We consent to the use of our audit report, dated November 5, 1997, in the Annual Report on Form 10-K to be filed on behalf of Naturade, Inc.




/s/ Rose, Snyder & Jacobs
-----------------------------
Rose, Snyder & Jacobs
Burbank, California

December 23, 1997

                                                               EXHIBIT 23.2



                      [McGladrey & Pullen, LLP Letterhead]


                          INDEPENDENT AUDITORS' CONSENT

We consent to the use of our audit report, dated October 31, 1996, in connection with the Annual Report on Form 10-K to be filed on behalf of Naturade, Inc.



/s/ McGladrey & Pullen LLP
--------------------------
McGladrey & Pullen LLP
Anaheim, California

December 23, 1997