Form 10-Q
period 1997-12-31
NATURADE INC
filed 1998-02-17
CIK 797167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                        Commission File Number 33-7106-A

                                 NATURADE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           23-2442709
      ----------------                                    ----------------
(State or other jurisdiction of                          (I. R. S. Employer
incorporation or organization)                           Identification No.)

              7110 East Jackson Street, Paramount, California 90723
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (562) 531-8120
                           --------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No .....

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,291,445 shares as of December 31, 1997.




                            Exhibit Index on Page 15

                                    FORM 10-Q
                                QUARTERLY REPORT
                         Quarter Ended December 31, 1997


                                TABLE OF CONTENTS
                                -----------------

                                                                       PAGE NO.
                                                                       --------
PART I:   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Statements of Financial Position at December 31, 1997        3
             (unaudited) and September 30, 1997 (audited)

             Statements of Operations for the three month                 5
             periods ended December 31, 1997 (unaudited) and
             December 31, 1996 (unaudited)

             Statements of Cash Flows for the three month periods         6
             ended December 31, 1997 (unaudited) and
             December 31, 1996 (unaudited)

             Notes to Financial Statements                                7

   Item 2.   Management's Discussion and Analysis of Financial            8
             Condition and Results of Operations



PART II:  OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K                            10


          SIGNATURES                                                     14

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS





                                 NATURADE, INC.
                        Statements of Financial Position


                                     ASSETS

                                          December 31, 1997   September 30, 1997
                                             (Unaudited)          (Audited)

Current assets:
  Cash and cash equivalents                 $ 5,744,067         $   157,585
  Accounts receivable                         1,389,858           1,404,660
  Inventories                                 2,419,154           2,413,621
  Prepaid expenses                              154,235              42,149
  Deferred income taxes                         253,398             158,514
                                            -----------         -----------
         Total current assets                 9,960,712           4,176,529

Available for sale security                        --               217,000
Property and equipment, net                   2,094,411           2,111,806
Intangible assets, net                        1,163,277           1,177,507
Investment in joint venture                      64,628              62,128
Other assets                                      8,604               8,604
                                            -----------         -----------
         Total assets                       $13,291,632         $ 7,753,574
                                            ===========         ===========



                 See accompanying notes to financial statements.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          December 31, 1997   September 30, 1997
                                             (Unaudited)          (Audited)

Current liabilities:
  Notes payable                             $ 1,499,809         $ 1,150,000
  Current installments of
   long-term debt                               219,286             194,857
  Accounts payable                              984,887           1,027,288
  Accrued expenses                              245,301             341,251
  Income tax payable                            103,736             106,998
                                            -----------         -----------
         Total current liabilities            3,053,019           2,820,394
                                            -----------         -----------
Long-term debt, excluding current
  installments                                2,158,851           2,235,908
                                            -----------         -----------

Deferred income taxes                            11,986              11,986
                                            -----------         -----------

Stockholders' equity:

Preferred stock, .0001 par value;
  1,500,000 shares authorized, issued
  and outstanding Series A convertible
  1,250,024 shares at December 31,
  1997 (-0- at September 30, 1997)                  125                --

Common stock; .0001 par value;
  50,000,000 shares authorized, 5,291,445
  issued and outstanding (3,297,223 at
  September 30, 1997)                               529                 330
Additional paid-in capital                    7,069,285           1,539,902
Retained earnings                               997,837           1,061,654
Unrealized gain on security available
  for sale, net                                    --                83,400
                                            -----------         -----------
         Total stockholders' equity           8,067,776           2,685,286
                                            -----------         -----------

         Total liabilities and
         stockholders' equity               $13,291,632         $ 7,753,574
                                            ===========         ===========



                 See accompanying notes to financial statements.

                                 NATURADE, INC.
                            Statements of Operations


                                           Three Months        Three Months
                                              Ended               Ended
                                         December 31, 1997   December 31, 1996
                                            (Unaudited)         (Unaudited)


Net sales                                  $ 2,729,058         $ 3,194,943

Cost of sales                                1,354,705           1,596,686
                                           -----------         -----------
      Gross profit                           1,374,353           1,598,257

Selling, general and
  administrative expenses                    1,567,931           1,070,193
                                           -----------         -----------
      Operating income (loss)                 (193,578)            528,064

Other income (expenses):
  Miscellaneous, net                           188,361              15,795
  Interest expense                            (101,147)            (80,984)
                                           -----------         -----------
  Earnings before income tax
   expense (benefit)                          (106,364)            462,875

Income tax expense (benefit)                   (42,546)            185,000
                                           -----------         -----------
      Net Income  (Loss)                   ($   63,818)        $   277,875
                                           ===========         ===========

Net Income (loss) per common share

  Basic earnings per share                 ($     0.02)        $      0.11
                                           ===========         ===========
  Weighted average number of
   shares used in computing
   basic earnings per share                  3,666,340           2,593,005
                                           ===========         ===========

  Diluted earnings per share               ($     0.02)        $      0.10
                                           ===========         ===========
  Weighted average number of
   shares used in computation of
   diluted earnings per share:               3,666,340           2,811,457
                                           ===========         ===========


                 See accompanying notes to financial statements.

                                 NATURADE, INC.

                            Statements of Cash Flows

                                         Three Months Ended   Three Months Ended
                                          December 31, 1997    December 31, 1996
                                            (Unaudited)           (Unaudited)

Net cash used in operating activities      ($  223,865)          ($  219,989)
                                           -----------           -----------

Cash flows used in investing activities:
   Capital expenditures-Property
     and equipment                             (16,541)              (12,454)
                                           -----------           -----------

Cash flows provided by financing
 activities:
   Net borrowings under line of
     credit agreements                         349,809                23,537
   Principal payments under long-term
     debt                                      (52,628)              (29,999)
   Net proceeds from issuance of common
     and preferred stock                     5,529,707               203,850
                                           -----------           -----------

Net cash provided by financing
  activities                                 5,826,888               197,388
                                           -----------           -----------

Net increase (decrease) in cash              5,586,482               (35,055)

Cash at beginning of period                    157,585               120,143
                                           -----------           -----------

Cash at end of period                      $ 5,744,067           $    85,088
                                           ===========           ===========







                 See accompanying notes to financial statements.

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

2. Inventories are stated at the lower of cost (weighted average) or market (net realizable value); and consist of the following:

                                  December 31, 1997   September 30, 1997
                                     (Unaudited)          (Audited)

Finished Goods                       $  980,428          $  796,500
Raw Materials                         1,438,726           1,617,121
                                     ----------          ----------
     Total                           $2,419,154          $2,413,621

3. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis.

4.   Research and development costs are included in expenses when incurred.

5. Trademarks and copyrights are being amortized using the straight-line method over a 17 year and 25 year period, respectively.

6. The FASB has issued statement No. 128 "Earnings Per Share (EPS)" which became effective for periods ending after December 15, 1997. This statement requires restatement of all prior period EPS data presented. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS and requires dual presentation of diluted EPS on the face of the income statement for all entities with complex capital structures.

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      This discussion contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Naturade, Inc.
(the "Company" or the "Registrant") believes that the expectations reflected in such forward looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurance that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


Liquidity and Capital Resources
-------------------------------

      The Company used cash of $223,865 in operating activities in the first quarter ended December 31, 1997. The amount used was mainly a result of an increase in accounts payable and accrued expenses of $141,613.

      The Company's working capital increased from $1,356,135 at September 30, 1997 to $6,907,693 at December 31, 1997. Such increase was largely due to the closing of a transaction with, among others, Doyle & Boissiere LLC on December 15, 1997 (which transaction was reported by the Company on two Current Reports on Form 8-K, filed on October 17, 1997, and December 23, 1997, respectively), in which the Company issued shares of its common and preferred stock in return for $6,000,000 cash.

      Cash used for capital expenditures during the first quarter totaled $16,541. Management anticipates capital expenditures for the remainder of its September 30, 1998 fiscal year of less than $100,000.

      The Company's cash provided by financing activities of $5,826,482 for the first quarter was the result of proceeds received from the above-referenced transaction with Doyle & Boissiere LLC.

      Management is of the opinion that the Company has sufficient business, liquidity and capital resources to finance its operations.


Results of Operations
---------------------

      Total net sales for the first quarter ended December 31, 1997 decreased $465,885 or 14.6% compared to the same quarter last year. Of this amount, domestic sales of the of the Company's brand products decreased $182,476 or 7.4%. Additionally, sales to private label customers decreased $344,550 or 81.0% and international sales decreased $100,143 or 31.7% compared to the same quarter last year.

      The 7.4% decrease in domestic brand products was related to a decrease in promotional activity and loss of sales related to the United States Drug Enforcement Agency's recent ban on pseudophedrine, an ingredient present in four of the Company's "Cold & Flu" category products. The Company is now reformulating these products to meet current United States Drug Enforcement Agency requirements.

      The decrease in private label sales was directly related to the Company's acquisition of the intangible assets of Performance Nutrition, the Company's largest private label customer. The Company was also focusing on developing new branded products rather than on lower margin private label items.

      The decrease in international sales is related to the general volatility of the international marketplace. This was especially apparent in sales in the Far East due to the financial crisis in that area. The Company is continuing to work with international customers to find solutions to maintain and increase sales internationally.

      Gross profit as a percentage of sales increased slightly to 50.4% of sales for the quarter ended December 31, 1997 from 50.0% for the same period last year. Operating expenses increased 23.9% to 57.4% of sales for the quarter ended December 31, 1997 from 33.5% for the same period last year. This was the result of the $465,885 decrease in sales for the quarter ended December 31, 1997 compared to the same period last year and an increase in selling and general and administrative expenses of $497,738 for the same periods. The majority of this increase was for selling and marketing expenses in the amount of $260,924 in connection with the start-up of the Company's Performance Nutrition Division.

      Miscellaneous income includes a gain on the sale of the available for sale security of $166,125.

      Interest expense for the quarter ended December 31, 1997 increased to $101,147 from $80,984 for the same period last year.

                                PART II: OTHER INFORMATION

Item 6.  Exhibits & Reports on Form 8-K

Exhibits

Exhibit
Number              Description                                       Page
---------------------------------------------------------------------------
   2      Stock Purchase Agreement, dated as of December 15,             N/A
          1997 (the "Stock Purchase Agreement"), by and among the Company, Allan Schulman, L.S. Smith, Dallas
          Gold & Silver Exchange, Inc. ("DGSE"), Barry M. Zwick and Health Holdings and Botanicals, Inc. ("HHB"), incorporated by reference to the Company's Current
          Report on Form 8-K filed on December 23, 1997.

  3.1     Certificate of Incorporation of Naturade, Inc.,                N/A
          together with Amendments and Certificate of Designations relating thereto, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1997 and the Exhibits and Attachments thereto.

  3.2     Bylaws of Naturade, Inc., as Amended, incorporated             N/A
          by reference to the Company's Form 10-K Annual
          Report filed for Fiscal 1997 and the Exhibits and Attachments thereto.

  4.1     Registration Rights Agreement, dated as of December           N/A
          15, 1997, by and between the Company and HHB, incorporated by reference to the Company's Current
          Report on Form 8-K as filed on December 23, 1997.

  4.2     Form of Series A Convertible Preferred Stock                  N/A
          Certificate, incorporated by reference to the Company's Form 10-K Annual Report filed for
          Fiscal 1997 and the Exhibits and Attachments thereto.

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

 10.5     Form of Broker Agreement between NPI and Domestic             N/A
          Brokers, incorporated by reference to the Company's
          Form 10-K Annual Report filed for Fiscal 1991 and the Exhibits and Attachments thereto.

 10.6    Consulting Agreement with Dr. L.S. Smith,                     N/A
          incorporated by reference to the Company's Form 10-Q
          Report filed for the quarterly period ended
          March 31, 1994 and the Exhibits and Attachments thereto.

 10.7    Addendum to Consulting Agreement with L.S. Smith              N/A
          dated as of November 13, 1996, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1997 and the Exhibits and Attachments thereto.

10.8      Amendment to Employment Contract with Paul Shapnick,          N/A
          Chief Financial Officer, incorporated by reference to the Company's Form 10-K Annual Report filed for
          Fiscal 1993 and the Exhibits and Attachments thereto.

10.9      DermaRay International L.L.C. Limited Liability               N/A
          Company Agreement, incorporated by reference to the Company's Form 10-K Annual Report filed for
          Fiscal 1994 and the Exhibits and Attachments thereto.

10.10     Amendment dated May 2, 1995 to Agreement For                  N/A
          Purchase of Stock and Real Property dated
          January 1, 1995, incorporated by reference to the Company's Form 10-Q Report filed for quarterly period ended December 31, 1994 and Exhibits and Attachments thereto.

10.11     Open Line of Credit with South Bay Bank dated                 N/A
          as of September 24, 1997, in the principal amount of $1,500,000, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal
          1997 and the Exhibits and Attachments thereto.

10.12     Exclusive License and Distributorship Agreement               N/A
          dated August 14, 1995 with Group Michel Iderne, incorporated by reference to the Company's
          Form 10-K Annual Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

10.13     Product Development and Promotion Agreement dated             N/A
          August 23, 1995 with Health-Tech Institute Corp., incorporated by reference to the Company's Form
          10-K Annual Report filed for Fiscal 1995 and the
          Exhibits and Attachments thereto.

10.14     Settlement Agreement with Neal D'Agostino dated               N/A
          November 30, 1995, incorporated by reference to the Company's Form 10-K Annual Report filed for
          Fiscal 1995 and the Exhibits and Attachments thereto.

10.15     Lease Agreement between NPI and Messrs. Schulman              N/A
          and Becker, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal
          1991 and the Exhibits and Attachments thereto, and the First Amendment to Lease, dated as of December
          15, 1997, by and among Allan Schulman and the Registrant (collectively as landlord) and the Company (as tenant), incorporated by reference to the Company's Current Report on Form 8-K as filed December 23, 1997.

10.16     Asset Transfer Agreement and Plan of Liquidation              N/A
          and Dissolution, dated as of June 30, 1997, by and among Harrier, Inc., a Delaware corporation, the Company and DermaRay International, L.L.C., a California limited liability company, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1997 and the Exhibits and Attachments thereto.

 27       Financial Data Schedule                                        13

Reports on Form 8-K

      On October 17, 1997, the Registrant filed Form 8-K reporting the signing of a term sheet with Doyle & Boissiere LLC and four shareholders of the Company in which a newly formed California corporation, Health Holdings and Botanicals, Inc., would acquire control of the Registrant.

      On December 23, 1997, the Company filed Form 8-K reporting the consummation of the above-referenced transaction.

                               S I G N A T U R E S

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                               NATURADE, INC.
                                               (Registrant)



DATE:  February 13, 1998                       By /s/ Allan Schulman
       -----------------                       --------------------------

                                               Allan Schulman
                                               Chief Executive Officer



DATE:  February 13, 1998                       By /s/ Paul D. Shapnick
       -----------------                       --------------------------
                                               Paul D. Shapnick
                                               Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.              Description                             Page No.
--------------------------------------------------------------------------------

   27                    Financial Data Schedule                    16