Form 10-Q
period 1998-03-31
NATURADE INC
filed 1998-05-15
CIK 797167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   ---------------  --------------------
                        Commission File Number 33-7106-A

                                 NATURADE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                            23-2442709
              --------                            ----------
        (State or other jurisdiction of       (I. R. S. Employer
        incorporation or organization)         Identification No.)

              7110 East Jackson Street, Paramount, California 90723
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (562) 531-8120
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -------  -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,300,306 shares as of March 31, 1998.

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 1998

                                TABLE OF CONTENTS


                                                                                  PAGE NO.
                                                                                  --------
PART 1:           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Statements of Financial Position at March 31, 1998               3
                   (unaudited) and September 30, 1997 (audited)

                  Statements of Operations for the three and six month             5
                  periods ended March 31, 1998 (unaudited) and March 31,
                  1997 (unaudited)

                  Statements of Cash Flows for the six month periods ended         6
                  March 31, 1998 (unaudited) and March 31, 1997 (unaudited)

                  Notes to Financial Statements                                    7

     Item 2.      Management's Discussion and Analysis of Financial Condition      8
                  and Results of Operations

PART II:      OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                                        11


ITEM 1.  FINANCIAL STATEMENTS





                                    NATURADE, INC.
                        Statements of Financial Position


                                     Assets
                                    --------



                                March 31, 1998   September 30, 1997
                                  (Unaudited)       (Audited)
Current assets:
     Cash and cash equivalents   $ 4,616,419     $   157,585
     Notes receivable                 18,074              --
     Accounts receivable           1,231,469       1,404,660
     Income Tax Refund               100,000              --
     Inventories                   1,991,260       2,413,621
     Prepaid expenses                127,050          42,149
     Deferred income taxes           210,852         158,514
                                 -----------     -----------
          Total current assets     8,295,124       4,176,529

Available for sale security               --         217,000
Property and equipment, net        2,073,298       2,111,806
Intangible assets, net             1,149,047       1,177,507
Notes receivable                      88,339              --
Investment in joint venture           67,128          62,128
Other assets                           9,649           8,604
                                 -----------     -----------
          Total assets           $11,682,585     $ 7,753,574
                                 -----------     -----------
                                 -----------     -----------

                 See accompanying notes to financial statements.

ITEM 1.  FINANCIAL STATEMENTS



                      Liabilities and Stockholders' Equity
                      ------------------------------------


                                                   March 31, 1998  September 30, 1997
                                                     (Unaudited)       (Audited)

Current  liabilities:
     Notes payable                                   $ 1,473,254    $ 1,150,000
     Current installments of
        long-term debt                                   213,115        194,857
     Accounts payable                                    942,823      1,027,288
     Accrued expenses                                    321,741        341,251
     Income tax payable                                       --        106,998
                                                     -----------    -----------
          Total current liabilities                    2,950,933      2,820,394
                                                     -----------    -----------
Long-term debt, excluding current installments         2,109,173      2,235,908
                                                     -----------    -----------
Deferred income taxes                                     11,986         11,986
                                                     -----------    -----------
Stockholders' equity:

Preferred stock, .0001 par value; 1,500,000 shares
     authorized, issued and outstanding Series A
     convertible 1,250,024 shares at
     March  31, 1998(-0- at September 30, 1997)              125             --

Common stock; .0001 par value; 50,000,000 shares
     authorized, 5,300,306  issued and
     outstanding (3,297,223 at September 30, 1997)           530            330

Additional paid-in capital                             7,156,787      1,539,902
Retained earnings (deficit)                             (546,949)     1,061,654
Unrealized gain on security available
     for sale, net                                            --         83,400
                                                     -----------    -----------
          Total stockholders' equity                   6,610,493      2,685,286
                                                     -----------    -----------
          Total liabilities and
          stockholders' equity                       $11,682,585    $ 7,753,574
                                                     -----------    -----------
                                                     -----------    -----------


                 See accompanying notes to financial statements.

                                 NATURADE, INC.
                            Statements of Operations


                                       Three Months     Three Months      Six  Months      Six  Months
                                           Ended           Ended             Ended            Ended
                                      March 31, 1998   March 31, 1997   March 31, 1998    March 31, 1997
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                        -----------      -----------      -----------      -----------
Net sales                               $ 3,139,098      $ 3,035,180      $ 5,868,156      $ 6,230,123

Cost of sales                             1,532,951        1,502,635        2,887,655        3,099,321
                                        -----------      -----------      -----------      -----------
     Gross profit                         1,606,147        1,532,545        2,980,501        3,130,802

Selling, general and
     administrative expenses              2,337,046        1,242,574        3,904,977        2,312,767
                                        -----------      -----------      -----------      -----------
     Operating income (loss)               (730,899)         289,971         (924,476)         818,035

Other income (expenses):
     Miscellaneous, net                      61,478            7,116          249,838           22,911
     Interest expense                      (109,329)         (90,462)        (210,476)        (171,445)
     Non-recurring charges                 (823,490)            --           (823,490)            --
                                        -----------      -----------      -----------      -----------
     Earnings before income tax
        expense (benefit)                (1,602,240)         206,625       (1,708,604)         669,501

Income tax expense  (benefit)               (57,454)          82,000         (100,000)         267,000
                                        -----------      -----------      -----------      -----------

     Net Income  (Loss)                 ($1,544,786)     $   124,625      ($1,608,604)     $   402,501
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------

Net Income  (loss) per common share

     Basic earnings per share           ($     0.29)     $      0.04      ($     0.36)     $      0.15
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------
     Weighted average number of
        shares used in computing
        basic earnings per share          5,297,378        2,797,223        4,472,897        2,693,992
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------

     Diluted earnings per share         ($     0.29)     $      0.04      ($     0.36)     $      0.14
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------
     Weighted average number of
        shares used in computation of
        diluted earnings per share:       5,297,378        3,096,414        4,472,897        2,959,839
                                        -----------      -----------      -----------      -----------
                                        -----------      -----------      -----------      -----------

                 See accompanying notes to financial statements

                                 NATURADE, INC.

                            Statements of Cash Flows


                                              Six Months Ended    Six Months Ended
                                               March 31, 1998      March 31, 1997
                                               (Unaudited)          (Unaudited)

Net cash used in operating activities          ($1,345,374)         ($323,011)
                                               -----------          ---------

Cash flows used in investing activities:
     Capital expenditures-Property and
     equipment                                     (27,779)           (16,903)
                                               -----------          ---------
Cash flows provided by financing activities:
     Net borrowings under line of
        credit agreements                          323,254            210,507
     Principal payments under long-term debt      (108,477)           (75,421)
     Net proceeds from exercise of warrants         26,582            204,218
     Proceeds from issuance of common and
        preferred stock                          5,590,628                 --
                                               -----------          ---------
Net cash provided by financing activities        5,831,987            339,304
                                               -----------          ---------
Net increase (decrease) in cash                  4,458,834               (610)

Cash at beginning of period                        157,585            120,143
                                               -----------          ---------
Cash at end of period                           $4,616,419           $119,533
                                               -----------          ---------
                                               -----------          ---------

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

2. Inventories are stated at the lower of cost (weighted average) or market (net realizable value); and consist of the following:

                      March 31, 1998       September 30, 1997
                       (Unaudited)             (Audited)
                       -----------             ---------
     Finished Goods   $  779,509               $   796,500
     Raw Materials     1,211,751                 1,617,121
                      ----------               -----------
          Total       $1,991,260               $ 2,413,621


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Naturade, Inc. (the "Company" or the "Registrant") believes that the expectations reflected in such forward looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurance that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company. Such risk factors include, without limitation, the risk of changes or developments in the regulatory framework or product liability principles applicable to the Company and its products, and the risk of consolidation in the distribution channels expected to be used by the Company to distribute its products. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Liquidity and Capital Resources

     The Company used cash of $1,345,374 in operating activities in the six months ended March 31, 1998.

     The Company's working capital increased from $1,356,135 at September 30, 1997 to $5,927,737 at March 31, 1998. Such increase was largely due to the closing of a transaction with, among others, Doyle & Boissiere LLC on December 15, 1997, (which transaction was reported by the Company on two Current Reports on Form 8-K filed on October 17, 1997, and December 23, 1997, respectively), in which the Company issued shares of its common and preferred stock in return for $6,000,000 cash.

     Cash used for capital expenditures during the six month period totaled $27,779. Management anticipates capital expenditures for the remainder of its September 30, 1998 fiscal year of less than $100,000.

     The Company's cash provided by financing activities of $5,831,987 for the six month period was the result of proceeds received from the above-referenced transaction with Doyle & Boissiere LLC.

     Management is of the opinion that the Company has sufficient business, liquidity and capital resources to finance its operations.

Results of Operations

     Total net sales for the second quarter ended March 31, 1998 increased $103,918 or 3.4% but decreased $361,967 or 5.8% for the six month period ended March 31, 1998 compared to the same periods last year. Of this amount, domestic sales increased $66,574 or 1.2% but decreased $299,167 or 5.2% for the second quarter and first six months respectively while international sales also increased $37,344 or 17.6% but decreased $62,800 or 11.9% for these same periods.

     Although the Company is still undergoing a reorganization, sales in the second quarter showed an increase over the comparable period a year ago. However, sales for the first six months of the current fiscal year are still below the first six months of the prior year due primarily to conditions that prevailed in the first quarter of the current year, namely a decrease in promotional activity and the loss of sales related to the United States Drug Enforcement Agency's ban on pseudophedrine, an ingredient present in four of the Company's "Cold and Flu" category products.

     Gross profit as a percentage of sales increased 0.7% to 51.2% of sales for the quarter ended March 31, 1998 from 50.5% for the same period last year and increased 0.5% to 50.8% of sales for the six months ended March 31, 1998 from 50.3% of sales for the same period last year.

     Selling, General and Administrative expenses increased $1,094,472 or 33.5% to $2,337,046 or 74.4% of sales for the quarter ended March 31, 1998 from $1,242,574 or 40.9% for the same period last year, and also increased $1,592,210 or 29.5% to $3,904,977 or 66.6% of sales for the six months ended March 31, 1998 from $2,312,767 or 37.1% of sales for the same period last year. These increases were primarily the result of selling and marketing expenses for the Company's Performance Nutrition Division in the amount of $517,968 and $778,892 for the second quarter ended March 31, 1998 and the six months ended March 31, 1998, respectively. There were no expenses in the same periods last year as operations in this division began in May 1997. Additionally, general and administrative expenses increased $275,429 and $388,314 for the same periods. Increases in consulting and legal fees accounted for the majority of these differences.

     Other expenses includes $823,490 of non-recurring charges recorded in the three month period ended March 31, 1998. Following the Doyle & Boissiere transaction on December 15, 1997, a comprehensive assessment of the business and corporate assets was presented to the Board of Directors on February 18, 1998, resulting in the establishment of a new strategic direction. Specifically, corporate resources and management attention are to be focused on achieving corporate growth in sales and earnings commensurate with growth in the dietary supplement industry. Analysis of the company's product line, including sales history, margin contribution, inventory turns and competitive position resulted in the decision to write-off and physically dispose of inventory totaling $466,000 (which is included in the non-recurring charges mentioned above). An additional $200,000 reserve (also included in such non-recurring charges) was recorded to reduce the value of discontinued inventory in process of being sold.

     Interest expense for the quarter ended March 31, 1998 increased $18,868 and $39,031 for the six months ended March 31, 1998 compared to the same periods last year.

     Income tax expense decreased by $139,154 and $367,000 for the three month and six month periods ended March 31, 1998, respectively, compared to the same periods last year, due to losses for the periods and the carryback benefits of such losses.

                           PART II: OTHER INFORMATION

Item 6.  Exhibits & Reports on Form 8-K

Exhibits

Number                              Description                          Page
------                              -----------                          ----
10.17           Naturade, Inc.                                            13
                1998 Incentive Stock Option Plan

10.18           Incentive Stock Option Plan                               14
                with Bill D. Stewart dated March 2, 1998.

10.19           Incentive Stock Option Plan                               15
                with Ronald Ahrens dated April 20, 1998.

10.20           Employment Contract                                       16
                with Bill D. Stewart, CEO dated March 2, 1998.


Reports on Form 8-K

         None.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   NATURADE, INC.
                                                   (Registrant)

DATE:    May 12, 1998                              By /s/ Bill D. Stewart
                                                   ------------------------
                                                   Bill D. Stewart
                                                   Chief Executive Officer

DATE:    May 12, 1998                              By /s/ Paul D.Shapnick
                                                   ------------------------
                                                   Paul D. Shapnick
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.             Description                                  Page No.
-----------             -----------                                  --------

  10.17           Naturade,Inc.                                         13
                  1998 Incentive Stock Option Plan

  10.18           Incentive Stock Option Plan                           14
                  with Bill D. Stewart dated March 2,  1998

  10.19           Incentive Stock Option Plan                           15
                  with Ronald Ahrens dated April 20,1998

  10.20           Employment Contract                                   16
                  with Bill D. Stewart, CEO dated March 2, 1998

  27              Financial Data Schedule                               17
