Form 10-Q
period 1998-06-30
NATURADE INC
filed 1998-08-14
CIK 797167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998
                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________to ____________________

                        Commission File Number 33-7106-A

                                 NATURADE, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   23-2442709
        ------------                                ------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X____ No_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,303,516 shares as of June 30, 1998.

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 1998

                                TABLE OF CONTENTS


                                                                                    PAGE NO.
PART 1:           FINANCIAL INFORMATION

     Item 1.          Financial Statements

                      Balance Sheets  at June 30, 1998                                  3
                      (unaudited) and September 30, 1997 (audited)

                      Statements of Operations for the three and nine month             5
                      periods ended June 30, 1998 (unaudited) and June 30,
                      1997 (unaudited)

                      Statements of Cash Flows for the nine month periods ended         6
                      June 30, 1998 (unaudited) and June 30, 1997 (unaudited)

                      Notes to Financial Statements                                     7

     Item 2.          Management's Discussion and Analysis of Financial Condition       8
                      and Results of Operations

PART II:          OTHER INFORMATION

     Item 6.          Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                             11

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS





                                 NATURADE, INC.
                                 Balance Sheets


                                     Assets
                                    --------



                                         June 30, 1998  September 30, 1997
                                          (Unaudited)       (Audited)
Current assets:
        Cash and cash equivalents         $ 2,911,110      $   157,585
        Accounts receivable                 1,386,390        1,404,660
        Notes receivable                       21,458             --
        Related party advance                 600,000             --
        Income tax refund                     100,000             --
        Inventories                         2,312,058        2,413,621
        Prepaid expenses                      132,446           42,149
        Deferred income taxes                 210,852          158,514
                                          -----------      -----------
                Total current assets        7,674,314        4,176,529

Available for sale security                      --            217,000
Property and equipment, net                 2,039,122        2,111,806
Intangible assets, net                      1,134,818        1,177,507
Notes receivable                               81,057             --
Investment in joint venture                    69,628           62,128
Other assets                                   11,041            8,604
                                          -----------      -----------
                Total assets              $11,009,980      $ 7,753,574
                                          -----------      -----------
                                          -----------      -----------



                 See accompanying notes to financial statements.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                      Liabilities and Stockholders' Equity



                                                          June 30, 1998    September 30, 1997
                                                           (Unaudited)         (Audited)
Current  liabilities:
        Notes payable                                      $  1,450,000       $  1,150,000
        Current installments of
           long-term debt                                       209,259            194,857
        Accounts payable                                      1,030,721          1,027,288
        Accrued expenses                                        311,104            341,251
        Income tax payable                                         --              106,998
                                                           ------------       ------------
                Total current liabilities                     3,001,084          2,820,394
                                                           ------------       ------------
Long-term debt, excluding current installments                2,059,454          2,235,908
                                                           ------------       ------------
Deferred income taxes                                            11,986             11,986
                                                           ------------       ------------
Stockholders' equity:

Preferred stock, .0001 par value; 1,500,000 shares
        authorized, issued and outstanding Series A
        convertible 1,250,024 shares at
        June 30, 1998(-0- at September 30, 1997)                    125               --

Common stock; .0001 par value; 50,000,000 shares
        authorized, 5,303,516  issued and
        outstanding (3,297,223 at September 30, 1997)               530                330

Additional paid-in capital                                    7,185,216          1,539,902
Retained earnings (deficit)                                  (1,248,415)         1,061,654
Unrealized gain on security available
        for sale, net                                              --               83,400
                                                           ------------       ------------
                Total stockholders' equity                    5,937,456          2,685,286
                                                           ------------       ------------
                Total liablitities and
                stockholders' equity                       $ 11,009,980       $  7,753,574
                --------------------                       ------------       ------------
                                                           ------------       ------------






                 See accompanying notes to financial statements.

                                 NATURADE, INC.
                            Statements of Operations


                                               Three Months        Three Months        Nine Months          Nine Months
                                                  Ended               Ended               Ended               Ended
                                               June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                -----------         -----------         -----------         -----------
Net sales                                       $ 3,945,620         $ 3,038,213         $ 9,813,776         $ 9,268,336

Cost of sales                                     1,992,893           1,517,562           4,880,548           4,616,883
                                                -----------         -----------         -----------         -----------
        Gross profit                              1,952,727           1,520,651           4,933,228           4,651,453

Selling, general and
        administrative expenses                   2,606,274           1,386,422           6,511,251           3,699,189
                                                -----------         -----------         -----------         -----------
        Operating income (loss)                    (653,547)            134,229          (1,578,023)            952,264

Other income (expenses):
        Miscellaneous, net                           46,777               9,266             296,616              32,177
        Interest expense                            (94,696)            (86,133)           (305,172)           (257,579)
        Non-recurring charges                             0                --              (823,490)               --
                                                -----------         -----------         -----------         -----------
        Earnings before income tax
           expense (benefit)                       (701,466)             57,362          (2,410,069)            726,862

Income tax expense (benefit)                              0              23,000            (100,000)            290,000
                                                -----------         -----------         -----------         -----------

        Net Income (Loss)                       ($  701,466)        $    34,362         ($2,310,069)        $   436,862
                                                -----------         -----------         -----------         -----------
                                                -----------         -----------         -----------         -----------

Net Income (loss) per common share

        Basic earnings per share                ($     0.13)        $      0.01         ($     0.49)        $      0.16
                                                -----------         -----------         -----------         -----------
                                                -----------         -----------         -----------         -----------
        Weighted average number of
           shares used in computation of
           basic earnings per share               5,301,697           2,947,223           4,743,060           2,797,945
                                                -----------         -----------         -----------         -----------
                                                -----------         -----------         -----------         -----------
        Diluted earnings per share              ($     0.13)        $      0.01         ($     0.49)        $      0.13
                                                -----------         -----------         -----------         -----------
                                                -----------         -----------         -----------         -----------
        Weighted average number of
           shares used in computation of
           diluted earnings per share:            5,301,697           3,799,859           4,743,060           3,405,041
                                                -----------         -----------         -----------         -----------
                                                -----------         -----------         -----------         -----------


                 See accompanying notes to financial statements

                                 NATURADE, INC.

                            Statements of Cash Flows

                                                     Nine Months Ended   Nine Months Ended
                                                       June 30, 1998       June 30, 1997
                                                        (Unaudited)         (Unaudited)
Net cash used in operating activities                   ($3,003,779)        ($  229,328)
                                                        -----------         -----------
Cash flows used in investing activities:
     Capital expenditures-Property and equipment            (26,284)            (54,861)
                                                        -----------         -----------
Cash flows provided by financing activities:
     Net borrowings under line of
        credit agreements                                   300,000             383,675
     Principal payments under long-term debt               (162,051)           (121,839)
     Net proceeds from exercise of warrants                  36,213             204,218
     Proceeds from issuance of common and
        preferred stock                                   5,609,426                --
                                                        -----------         -----------
Net cash provided by financing activities                 5,783,588             466,054
                                                        -----------         -----------
Net increase  in cash                                     2,753,525             181,865

Cash at beginning of period                                 157,585             120,143
                                                        -----------         -----------
Cash at end of period                                   $ 2,911,110         $   302,008
                                                        -----------         -----------
                                                        -----------         -----------






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

2. The related party advance of $600,000 represents a temporary loan to the Company's CEO as per employment contract dated March 2, 1998 and filed as exhibit 10.20 in the Company's Form 10-Q for the period ended March 31, 1998.

3. Inventories are stated at the lower of cost (weighted average) or market (net realizable value); and consist of the following:

                               June 30, 1998   September 30, 1997
                                (Unaudited)        (Audited)
                                ----------        ----------
          Finished Goods        $  769,508        $  796,500
          Raw Materials          1,542,550         1,617,121
                                ----------        ----------
                Total           $2,312,058        $2,413,621


4. The FASB has issued statement No. 128 "Earnings Per Share (EPS)" which became effective for periods ending after December 15, 1997. This statement requires restatement of all prior period EPS data presented. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS and requires dual presentation of diluted EPS on the face of the income statement for all entities with complex capital structures.

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

Liquidity and Capital Resources
-------------------------------

         The Company used cash of $3,003,779 in operating activities in the nine months ended June 30, 1998.

          The Company's working capital increased from $1,356,135 at September 30, 1997 to $4,673,230 at June 30, 1998. This increase was largely due to the closing of a transaction with, among others, Doyle & Boissiere LLC on December 15, 1997, (which transaction was reported by the Company on two Current Reports on Form 8-K filed on October 17, 1997, and December 23, 1997, respectively), in which the Company issued shares of its common and preferred stock in return for $6,000,000 cash.

         Cash used for capital expenditures during the nine month period totaled $26,284. Management anticipates capital expenditures for the remainder of its September 30, 1998 fiscal year of less than $100,000.

         The Company's cash provided by financing activities of $5,783,588 for the nine month period was the result of proceeds received from the above-referenced transaction with Doyle & Boissiere LLC.

         Management is of the opinion that the Company has sufficient business, liquidity and capital resources to finance its operations.

Results of Operations

         Total net sales for the third quarter ended June 30, 1998 increased $907,408 or 29.9% and $545,440 or 5.9% for the nine month period ended June 30, 1998 compared to the same periods last year. Of this amount, domestic sales increased $372,342 or 14.8% and $73,175 or 0.1% for the third quarter and first nine months respectively while international sales also increased $535,065 or 341.5% and $472,265 or 69.0% for these same periods.



         Gross profit as a percentage of sales decreased 0.6% to 49.5% of sales for the quarter ended June 30, 1998 from 50.1% for the same period last year but increased slightly to 50.3% of sales for the nine months ended June 30, 1998 from 50.2% of sales for the same period last year.

         Selling, general and administrative expenses increased $1,219,853 to $2,606,274 or 66.1% of sales for the quarter ended June 30, 1998 from $1,386,422 or 45.6% for the same period last year, and also increased $2,812,062 to $6,511,251 or 66.4% of sales for the nine months ended June 30, 1998 from $3,699,189 or 39.9% of sales for the same period last year. These increases were primarily the result of selling and marketing expenses for the Company's Performance Nutrition Division in the amount of $321,471 and $1,100,363 for the third quarter ended June 30, 1998 and the nine months ended June 30, 1998, respectively. There were minor expenses in the same periods last year as operations in this division began in May 1997. Additionally, general and administrative expenses increased $351,649 and $739,963 for the same periods. Increases in consulting and legal fees accounted for the majority of these differences.

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

         Interest expense for the quarter ended June 30, 1998 increased $8,563 and $47,594 for the nine months ended June 30, 1998 compared to the same periods last year.

         Income tax expense decreased by $23,000 and $390,000 for the three month and nine month periods ended June 30, 1998, respectively, compared to the same periods last year, due to losses for the periods and the carryback benefits of such losses.

                           PART II: OTHER INFORMATION

Item 6.  Exhibits & Reports on Form 8-K
         ------------------------------

Exhibits

Number                     Description                          Page
  27                  Financial Data Schedule                   13



Reports on Form 8-K

         On June 16, 1998, the Registrant filed Form 8-K reporting changes in registrant's certifying accountant.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  NATURADE, INC.
                                                  --------------
                                                   (Registrant)

       DATE:   August 12  , 1998                  By /s/ Bill D.Stewart
              ---------------------               ---------------------
                                                  Bill D. Stewart
                                                  Chief Executive Officer

       DATE:    August 12 , 1998                  By /s/ Paul D.Shapnick
              ---------------------               ----------------------
                                                  Paul D. Shapnick
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit No.               Description                               Page No.
         -----------               -----------                               --------
            27            Financial Data Schedule                              13
