Form 10-K
period 1998-09-30
NATURADE INC
filed 1998-12-29
CIK 797167

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                                         FORM 10-K
             Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                                   Exchange Act of 1934

                       For the fiscal year ended September 30, 1998
                             Commission File Number 33-7106-A

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

               Securities registered pursuant to Section 15(d) of the Act:


                                                          Name of each exchange
           Title of each class                              on which registered
           -------------------                            ---------------------

           Common Stock, $0.0001 par value                          None

           Warrants:                                                None

               Securities registered pursuant to Section 12 (g) of the Act:

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        As of December 18, 1998, 5,203,731 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates as of that date was $5,361,351 based on the average of the bid and asked price on that date.





























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

               The Company's plant and executive offices are located at 7110 East Jackson Street, Paramount, California 90723, telephone (562) 531-8120.

B.      Historical Development of Naturade, Inc.

               Naturade was incorporated in Delaware in 1986 for the purpose of acquiring other businesses. In April 1989, Naturade acquired Naturade Products, Inc. ("NPI"), the common stock of which was owned by Allan Schulman, the Company's President, and other Schulman family members.

C.      Historical Development of Naturade's Business

               NPI was established in 1926 by Nathan Schulman, the father of Allan Schulman. The business, which started with one retail health food store, expanded until in 1970 it operated fourteen retail stores located in Southern California and manufactured health related products which were distributed nationally. During the early 1970's, NPI commenced a program to sell its retail stores and concentrated on product manufacturing and wholesale distribution. The last four retail stores were sold in 1989. NPI was merged into Naturade on September 30, 1993. From that date to the present, Naturade has primarily operated as a manufacturer and national distributor of health-related products.

D.      Financial Information About Industry Segment

               Currently, the Company's business is focused on the manufacture and distribution of health-related products, including vitamins, nutritional supplements, skin care and hair care products. Financial information for the Company is presented in the financial statements accompanying this report.

E.      Description of Business of Naturade

        (i)    Products

               Naturade is a diversified manufacturer and distributor of health-related products. Specific product lines include fitness and energy, herbal formulas, children's supplements, cough and cold formulas and skin and hair care products.

               The Company's fitness and energy line includes a variety of protein-based formulas. The "N-R-G Protein" supplement has been an industry leader for over 40 years. The "All Natural Vegetable Protein" powder meets the needs of vegetarians or people who prefer products that contain no animal products. The "100% Whey Protein" product is formulated for the serious body builder and the "100% Soy Protein" is available for those people who want the health benefits of a high Isoflavones formula. Additional products in this line are formulated for weight loss and weight gain.

               The Company's herbal line includes "The Chinese Way(TM)" group of products. These products represent the fusion of the traditions of Chinese Herbalism with more recent Western manufacturing innovations. Additional products in this line include an herbal diuretic, a natural laxative, natural fiber supplements and special Aloe Vera drinks fortified with natural botanicals.

               The Company's children's line features a variety of products under the "Kids Plex(TM)" banner. These products contain vitamins, minerals and amino acids in formulations designed to "enhance your child's mental concentration". "Kids Plex(TM)" is currently available in shake mixes as well as nutrition bars. Both the shakes and the bars are available in assorted flavors.

               The Company's cough and cold line includes a variety of syrups that act as expectorants, helping to reduce excessive coughing and ease sore throats. Additional products in this line include "Immune Booster" with echinachea, "Zinc Lozenges", "Herbal Throat Lozenges", "Herbal Sinus Support" and "Saline/Aloe Nasal Spray".

               The Company's skin and hair care line includes the "Aloe Vera 80 Collection" of cleansers, moisturizers, shampoos, conditioners, hair sprays, bath gels, sun care products, antibacterial soap and other beauty aids. All of these products contain a high percentage of Aloe Vera gel.

        (ii)   Harrier Transaction

               In November, 1994, the Company entered into a joint venture with Harrier, Inc. ("Harrier"), to form DermaRay International, LLC, a California limited liability company ("DermaRay"). The purpose of this venture was to develop, market and sell a product called the Bioptron Lamp within the United States. In June 1997, the Company and Harrier entered into an agreement to liquidate and dissolve DermaRay. In June 1998, DermaRay's assets, including 100,000 shares of the Company's Common Stock, were distributed to the Company. Such shares, formerly held by DermaRay, have been canceled and are no longer issued or outstanding.

        (iii)  Marketing

               For the fiscal year ended September 30, 1998 ("Fiscal 1998"), Naturade had net sales of $13,506,972 of which 90% were domestic and 10% international. Total gross profit was $5,712,883, of which $5,159,073 was generated by domestic sales and $553,810 was generated by international sales.

               (a)    Domestic Sales

               Naturade's domestic branded product business is primarily handled through a distributor network. There are approximately 15 key distributors and approximately 15 smaller distributors that service approximately 8,000 retail health food stores in the United States. Six of such key distributors are affiliated through Bols Wessanen USA, Inc.; the aggregate purchases of such affiliated distributors during Fiscal 1998 represented approximately 23% of the Company's total sales. The loss of these affiliated distributors could have a material adverse effect on the Company.

               Sales in the United States are broken down by geographic regions as follows:


                                                                    %
                                                                   ----
                Northeast Region                                   27.0
                Southeast Region                                   15.0
                Southwest Region                                    9.0
                Mid-West Region                                    12.0
                Rocky Mountain Region                              11.0
                California & Hawaii                                18.0
                Northwest Region                                    8.0
                                                               --------
                                                                  100.0

        Naturade maintains brokerage agreements with certain natural food brokers in the United States. These agreements have a term of one year and may be terminated on thirty days' prior written notice. In addition, these agreements grant the brokers exclusive territories to represent Naturade and receive a commission on sales generated in such territory.

               (b)    Foreign Sales

               Naturade's international business is designed to meet each country's unique cultural and distribution requirements. Naturade will typically grant an international wholesaler or distributor the right to utilize Naturade's trademarks and brand names in a specified geographic territory and commit the wholesaler or distributor to a non-binding sales goal to purchase minimum levels of Naturade's products. The Company also offers secondary brands in addition to the Naturade brand and offers private label products to its international customers.

               Approximately 35% of the Company's international sales in 1998 were in Saudi Arabia and 30% were in China, with the remaining 35% in approximately 15 other countries. The focus of the Company's international marketing department has been increasing diversification of the Company's international customer base.

               (c)    Seasonal Fluctuations

               The Company's domestic business is not considered seasonal. However, international sales tend to fluctuate depending upon economic conditions, seasonal patterns and cultural differences within each country.

               (d)    No Government Contract Business

               None of Naturade's business relates to government contracts.

               (e)    Regulatory Matters

               The Company's products are subject to regulation by numerous governmental agencies, principally the U.S. Food and Drug Administration. The Company's products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Advertising of the Company's products is subject to regulation by the U.S. Federal Trade Commission Act. The Company's products are also regulated by various state and local agencies as well as each foreign country to which the Company distributes its products.

        (iv)   Backlogs

               Naturade typically does not carry backlog orders and generally maintains a sufficient supply of its products to meet customer demands. The Company's policy is to ship product within seven days after an order has been placed.

        (v)    Inventory

               Naturade's inventory ranged from a low of $1,881,000 to a high of $2,652,000 during Fiscal 1998. Management conducts weekly sales forecast meetings to review inventory status. If excess inventory is indicated, the Company attempts to reduce the excessive inventory as soon as possible. A complete physical inventory is counted once a year.

        (vi)   Raw Material

               Naturade is primarily a sales and marketing company. As such, Naturade only manufactures its powder supplements, although the Company intends to increase outsourcing the manufacture of such powders in the near future. Naturade began manufacturing its powder supplements in the 1950's in response to an inability to obtain powders of satisfactory quality from outside suppliers. Naturade's current powder manufacturing includes a specially designed vacuum feeder which avoids powder filling problems caused by heavy bags and excessive powder dust. As an additional safety procedure, all powders pass through a fine screen before they are packaged.

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

               Powder supplements represent approximately 55% of total sales. Raw materials are purchased from a variety of leading manufacturers. The Company has rarely experienced difficulty in obtaining raw materials and anticipates no significant problems in the future.

        (vii)  Competition

               Marketing research suppliers have recently developed reporting systems to provide data on market share for the natural food industry. During Fiscal 1998 Naturade began to buy data on the Powder Supplement Category from one of these services, SPINS. The Powder Supplement Category accounted for approximately 55% of Naturade's sales for Fiscal 1998. The data reported by SPINS is based on distributor shipments to natural food stores. SPINS collects data from distributors that SPINS estimates to represent approximately 40% of the natural products industry. For the twelve-month period ended July/August 1998, this data shows Naturade as the brand ranking first in this product category, with a 49.8% market share. Such market share is 2.7 times the next leading brand's market share. Based on this data, Naturade's market share had increased by 4.0 percentage points over the prior twelve-month period. During this same twelve-month period, the market share of the Company's next competitor dropped by 4.3 percentage points.

        (viii) Copyrights, Trademarks and Licenses

               Naturade maintains registrations on over twenty trademarks in the
U. S. Patent & Trademark Office, as well as California registrations on seven trademarks. The Company also maintains trademark registrations for a variety of names in over 25 foreign countries. In addition, Naturade maintains a variety of copyright registrations and holds certain other intellectual property rights.

        (ix)   Product Research and Development

               Naturade's product research and development expenses were $279,370, $134,807 and $123,643 for the years ended September 30, 1998, 1997 and
1996, respectively.

               The Company devoted significant resources to research and development during Fiscal 1998. Two product groups dominated the Company's research and development investment. The first group was "The Chinese Way(TM)" line. The Company researched and developed several new products in this line; namely, the "Stay Well Formula", "Head and Chest Formula", "Sinus Formula" and "Soothing Throat Lozenges". The Company's market research, focus groups and new packaging relating to this product category were part of the initial research and development. The "Kids Plex(TM)" line formed the second major product group for which the Company made substantial research and development expenditures. New "Kids Plex(TM)" flavors and packaging were researched and developed, as well as new nutritional bars and displays. In addition, two products in the cough and cold line were developed and introduced: "Sore Throat Syrup" and "Herbal Sinus Support".

               The majority of investment in product research and development in the fiscal year ended September 30, 1997 ("Fiscal 1997"), was for the Company's herbal product category. This included the development of a new herbal product line (21 items) of standardized and whole herbs. In addition, a "twin-pack" of herbs and natural fibers called "Herbal Cleanse" was developed. Also in Fiscal

1997, a new product called "Immune Booster" was added to the cough and cold category. A new children's sun block was developed and introduced in the "Aloe Vera 80" category.

               The majority of investment in product research and development in the fiscal year ended September 30, 1996 ("Fiscal 1996"), was devoted to the repackaging of the Company's Aloe Vera 80 line of skin and hair care products. This newly expanded line was introduced in the Spring of 1996. Research and development also continued in the herbal category and in herb-related products.

        (x)    Environmental Discharge Expenditures

               Naturade believes it is in material compliance with applicable government regulations regarding discharge of materials into the environment.

        (xi)   Employees

               Naturade currently employs 53 people.

        (xii)  Financial Information Regarding Export Sales



                                                    NET SALES TO KOREA
                                           1998           1997         1996
                                         =======================================
NET SALES                                     39,648      224,525      431,593
NET INCOME (LOSS) BEFORE INCOME TAXES         (4,750)     (44,614)     107,668

                                                    NET SALES TO CHINA
                                           1998           1997         1996
                                         =======================================
NET SALES                                    417,975         --           --
NET INCOME (LOSS) BEFORE INCOME TAXES        (50,067)        --           --

                                                NET SALES TO SAUDI ARABIA
                                           1998           1997         1996
                                         =======================================
NET SALES                                    482,854      157,956         --
NET INCOME (LOSS) BEFORE INCOME TAXES        (57,838)     (31,387)        --

                                                 NET SALES, OTHER EXPORT
                                           1998           1997         1996
                                         =======================================
NET SALES                                    440,845      570,400      270,800
NET INCOME (LOSS) BEFORE INCOME TAXES        (52,807)    (113,343)      67,555

                                                    DOMESTIC NET SALES
                                           1998           1997         1996
                                         =======================================
NET SALES                                 12,125,650   11,625,538    9,403,139
NET INCOME (LOSS) BEFORE INCOME TAXES     (3,908,903)     602,639       28,935

                                                TOTAL NET SALES, ALL MARKETS
                                           1998           1997         1996
                                         =======================================
NET SALES                                 13,506,972    12,578,419  10,105,532
                                         =======================================
NET INCOME (LOSS) BEFORE INCOME TAXES     (4,074,365)      413,295     204,158
                                         =======================================

Item 2.        Properties

               The Company's executive offices, manufacturing, sales, marketing and product development operations are located in an approximately 54,000 square foot building (the "Building") located in Paramount, California which is owned two thirds by the Company and one third by Allan Schulman, the Company's President and a Director.

               Mr. Schulman's one-third interest in the Building is leased to the Company under a triple net lease (the "Lease") that expired in July of 1998. Mr. Schulman's interest in the Building continues to be leased to the Company on substantially the same terms as contained in the Lease on a month to month basis. The monthly rental paid by the Company to Mr. Schulman is $8,339, which amount increases with changes in the cost of living index. The Company is responsible for paying all real estate taxes, maintenance and operating expenses and insurance relating to the property underlying the Lease. In connection with the Health Holdings Transaction (as defined in Item 13 below), the Company and Mr. Schulman entered into a First Amendment to Lease, dated as of December 15, 1997, pursuant to which the Company and Mr. Schulman, in their capacity as joint landlord, granted the Company, in its capacity as tenant, the right to extend the original term of the Lease for up to three consecutive two-year terms. The Company and Mr. Schulman also entered into a Mutual Option Agreement, dated as of December 15, 1997, pursuant to which the Company and Mr. Schulman each granted the other the right to purchase their interests in the Building under certain circumstances. More specifically, the Mutual Option Agreement provides that the Company may purchase Mr. Schulman's interest in the Building at any time prior to the expiration of the Lease upon notice and payment to Mr. Schulman of one-third of the fair market value of the Building. During the twelve month period following expiration of the Lease, Mr. Schulman may purchase the Company's interest in the Building following (i) one hundred twenty (120) days' prior written notice and (ii) payment to the Company of two-thirds of the fair market value of the Building. In the event that either the Company or Mr. Schulman exercises its respective right under the Mutual Option Agreement to purchase the remaining portion of the Building, the Lease shall terminate upon the closing of such purchase.

               The Company intends to sell its interest in the property in the near future and lease new premises in Southern California. The Company and Mr. Schulman have waived their respective rights under the Mutual Option Agreement, pending the outcome of the proposed sale of the Building.

               In connection with the Company's acquisition of certain assets of Performance Nutrition, Inc. ("PNI"), as of August 1, 1997, the Company entered into a lease for 4,490 square feet in a facility located in Dallas, Texas. The lease terminates on August 1, 2002, and rent is paid at the rate of $3,256 per month. The Company subleased this facility as of October 1, 1998 for the remainder of the lease term at a sublease rental rate equal to the lease rental rate.

               While management believes that the Company's manufacturing facilities are suitable and adequate for its current production capacity, the Company intends to meet its future production demand through a greater use of outsourcing.

Item 3.        Legal Proceedings

               The Company is one of two remaining defendants in a proceeding styled Jeffrey H. Mims, Trustee v. Kennedy Capital Management, Inc., Anthony Roth, David Wynne and Naturade, Inc., adversary no. 397-3452, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Proceeding").

               The Proceeding was initiated by the Trustee in the Chapter 7 bankruptcy case of PNI on October 3, 1997. The Trustee contends that the Company wrongfully participated in alleged breaches of fiduciary duty by PNI management for failing to maximize the value of PNI's assets. The Trustee alleges the Company aided and abetted a breach of fiduciary duty by PNI management, conspired to breach fiduciary duty and tortious interference with contract. The Trustee seeks an unspecified amount of compensatory and exemplary damages from the Company. The Company has categorically denied any wrongdoing or liability in this matter and has asserted several affirmative defenses and counterclaims

               The trial of the Proceeding ended on October 30, 1998. As of the date of this report, the bankruptcy court presiding over the Proceeding continued to consider the matter and no decision had been announced. Management continues to believe that the Trustee's claims lack substantive merit. However, all litigation contains an element of uncertainty, and it is not possible for management to determine at this time whether the ultimate outcome of the Proceeding will have a material adverse effect on the Company's results of operations or financial condition.

               In addition to the above-described litigation, the Company is party to various other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.        Market for the Company's Common Equity and Related Stockholder
               Matters

A.      Market Information

               The Company's common shares began trading on the over-the-counter securities market in the third quarter of 1991 under the symbol NRDC. The over-the-counter market quotations reflect interdealer bid prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The prices appearing below were obtained from the National Quotation Bureau.

Common Stock

For Fiscal Year Ended September 30, 1998           High           Low
----------------------------------------           ----           ---

1st Quarter                                        $5.25         $3.38
2nd Quarter                                         4.75          3.67
3rd Quarter                                         4.67          3.25
4th Quarter                                         4.36          2.61

For Fiscal Year Ended September 30, 1997           High           Low
----------------------------------------           ----           ---

1st Quarter                                        $2.13         $1.63
2nd Quarter                                         3.25          2.00
3rd Quarter                                         3.69          3.13
4th Quarter                                         4.13          3.50


               On December 18, 1998, the last reported price for the Company's Common Stock was $2.94 bid, $3.13 ask.

B.      Holders

               To the best knowledge of the Company, the number of record holders of common stock as of December 16, 1998, was 540. The Company believes that approximately 744 additional shareholders hold the Company's common stock in "street name."

C.      Dividends

               The Company did not pay a cash dividend on its common stock during Fiscal 1998, and it is not anticipated that the Company will pay any dividends in the foreseeable future. As of the date of this Annual Report on Form 10-K, the Company intends to follow a policy of retaining any future earnings to provide funds for the expansion of its business.

D.      Warrants

               The Company presently has outstanding a series of Class B Warrants which provide for the purchase of one share of the Company's Common Stock at an exercise price of $3.00 per share. The Board of Directors has extended the expiration date of the Class B Warrants to March 1, 1999. The Company previously issued certain Class A Warrants, but such Class A Warrants expired in accordance with their terms on December 31, 1996. As of December 18, 1998, 325,461 Class B Warrants were outstanding and held of record by 627 holders.

               During the 3rd quarter of the fiscal year ended September 30, 1995, a market was established in the Company's Class B Warrants. These securities are quoted through the facilities of the National Quotation Bureau "Pink Sheets" and are available on the OTC Bulletin Board under the symbols NRDCZ.

                                                                   Class B
               Fiscal 1998                                        Bid Price
               -----------                                        ---------

               1st Quarter                                         $ 0.10
               2nd Quarter                                         $ 0.10
               3rd Quarter                                         $ 0.10
               4th Quarter                                         $ 0.10

                                                                   Class B
               Fiscal 1997                                        Bid Price
               -----------                                        ---------

               1st Quarter                                         $ 0.14
               2nd Quarter                                         $ 0.19
               3rd Quarter                                         $ 0.19
               4th Quarter                                         $ 0.50

On December 18, 1998, the last bid price for the Company's Class B Warrants was $0.10.

Item 6.        Selected Financial Data

               The following tables summarize certain selected financial data for the periods presented for the Company. The data for Fiscal 1998 should be read in conjunction with the more detailed audited statements for such year presented elsewhere herein.

STATEMENT OF OPERATIONS DATA                              NATURADE, INC.

                                                    YEARS ENDED SEPTEMBER 30,

                                            1998           1997         1996         1995         1994
                                       ---------------------------------------------------------------
Net Sales                                  13,506,972   12,578,419   10,105,532   10,094,740   8,108,576

Gross Profit                                5,712,883    6,196,624    4,869,105    4,738,852   3,835,249
  Income (loss) from operations before     (4,074,365)     413,295      204,158      336,808     387,631
  income taxes and cumulative effect of
  change in accounting principle

Income Tax expense (benefit)                   35,450      165,000       38,000      (58,275)    (29,000)
  Income (loss) before cumulative effect   (4,109,815)     248,295      166,158      395,083     416,631
  of change in accounting principle

Cumulative effect of change in accounting          --           --           --           --      91,000
principle

   Net income (loss)                       (4,109,815)     248,295      166,158      395,083     507,631

Income (loss) per common and common
equivalent shares:
   Basic earnings (loss) per share             (0.84)         0.08         0.06         0.14        0.18

   Diluted earnings (loss) per share           (0.84)         0.08         0.06         0.14        0.18



BALANCE SHEET DATA                                 YEARS ENDED SEPTEMBER 30,

                                            1998           1997         1996         1995         1994
                                       ---------------------------------------------------------------
Total Assets                                9,548,469    7,753,574    5,160,235    4,820,775   2,564,613

Long-Term Obligations                       2,011,523    2,235,908    2,418,334    2,555,675     199,060

Preferred Stock                                   125           --           --           --          --

Common Stock                                      520          330          259          254         278

Shareholders Equity                         4,328,192    2,685,286    1,080,224      897,588     762,800

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

               The Company's cash provided by operating activities decreased $3,321,622 from ($336,384) at September 30, 1997 to ($3,658,006) at September
30, 1998. This decrease was due to the Company's net loss of ($4,109,815), which resulted in part from the decision to restructure the Company's operating practices and substantially increase the Company's new product portfolio and marketing operations in order to build for future growth. Such investment in future growth was largely focused on the repositioning and expansion of the Company's "Kids Plex(TM)" line and the development of a several new product lines, including "The Chinese Way(TM)" line of herbal products. While the Company has made a substantial investment in the development and expansion of these product lines, it has not yet realized the benefits of such development and expansion. The Company also anticipates entering the mass merchandise market with these two product lines, which will require an increase in inventory.

               In addition, the Company is currently transitioning to a system of outsourcing its protein powder business to subcontractors. This transition will require a change in production planning, which the Company anticipates will also result in higher inventory levels.

               As of September 30, 1998 the Company's working capital increased to $3,116,309 from $1,356,135 at September 30, 1997. This was primarily due to an increase in cash and cash equivalents of $1,817,928 which resulted from consummation of the transactions contemplated by that certain Stock Purchase Agreement between the Company and Health Holdings and Botanicals, Inc. ("Health Holdings"), described in Item 13- Certain Relationships and Related Transactions (the "Stock Purchase Agreement").

               Cash used in investing activities during Fiscal 1998 totaled $644,061 compared to cash used of $90,102 in Fiscal 1997. This was primarily due to a short-term loan of $600,000 to the Company's Chief Executive Officer.

               The Company's cash provided by financing activities in Fiscal 1998 was $6,119,995 compared to $463,928 in 1997. This was primarily due to consummation of the transactions contemplated by the Stock Purchase Agreement, pursuant to which, among other things, proceeds of $6,000,000 were received in exchange for the issuance of 2,032,222 shares of the Company's Common Stock and 1,250,024 shares of the Company's Preferred Stock, as described in Item 13-Certain Relationships and Related Transactions.

               The Company has a $1,500,000 open line of credit with South Bay Bank (the "Bank") available through February 1, 1999. As of September 30, 1998, $1,450,000 was outstanding on this line, compared to $1,150,000 as of September 30, 1997. Management anticipates that it will be able to extend its line of credit with the Bank or, alternatively, that it will replace such line of credit with comparable financing, although no assurances can be given in this regard. Management is also actively pursuing alternative financing sources to fund growth during the current fiscal year. However, if the Company is unsuccessful in obtaining the requisite financing, or if such financing is not available on favorable terms, such unavailability could have a material adverse effect on the Company's business operations and financial condition.


Results of Operations

Fiscal 1998 Compared to Fiscal 1997

               Net sales for Fiscal 1998 exceeded prior year's net sales by $928,552. Domestic branded sales, which represented 87% of total sales, increased $1,205,374 or 11% to $11,703,979. Private label sales, representing 3% of total sales, decreased $705,263 or 63% to $421,671. International sales, which represented the remaining 10% of sales, increased $ 428,442 or 45% to $1,381,322.

               The decline in the Company's private label sales was largely due to cessation of operations by Performance Nutrition, Inc. ("PNI"), formerly the Company's largest private label customer.

               International sales increased in 1998 primarily due to a significant new customer in China. The Company continued efforts to develop new customers in the international marketplace.

               Gross profit as a percentage of net sales for Fiscal 1998 decreased to 42.3% from 49.3% in the prior fiscal year. This decrease was primarily the result of a $463,000 write off and disposal of slow-moving and obsolete inventory and a reserve of $200,000 for specific slow-moving items that did not meet the Company's initial sales expectations and which was adversely effected by changing market conditions.

               Selling, general and administrative expenses for Fiscal 1998 increased $3,107,746, or 57.8%, from the prior fiscal year.

               During Fiscal 1998, the Company experienced an increase of $365,000, or 95%, in advertising expenses relating to the Company's products, not including the "Kids Plex(TM)" or "The Chinese Way(TM)" product lines. Such increase was due to a substantial investment in the Company's marketing operations. Improved packaging was developed for a number of key products, new advertising was placed and bonus packs were introduced as a promotional vehicle.

               Naturade's sales efforts were enhanced during Fiscal 1998 by a restructuring of the Company's sales department and the hiring of additional sales personnel. Due to such changes, the Company experienced an increase of $182,000, or 20%, in salary and payroll expenses, not including salary and payroll expenses relating to the "Kids Plex(TM)" product lines. The Company believes that its image with distributors and retailers in the natural products industry has been enhanced by these changes. The Company also purchased a new trade show booth to upgrade the Company's presence at key trade shows. Such new trade show booth, as well as certain other improvements, caused an increase of $316,000, or 128%, in the Company's expenses relating to samples and trade shows.

               Programs for future growth were a major emphasis in Fiscal 1998. The "Kids Plex(TM)" product line has become a leading seller in outlets such as stores owned by General Nutrition Companies, Inc. ("GNC"). The purpose of this dietary supplement is to ensure that children have a strong nutritional balance. This product line was repositioned and expanded during the year with the introduction of the popular bar format and new flavors, as well as new packaging designed to better highlight the products' benefits. In addition, a new formulation and packaging were developed for sales to grocery, drug and discount stores. Selling efforts for this new channel began in September, 1998. Consultants and marketing expenses relating to the "Kids Plex(TM)" product lines caused an increase of $50,000, or 475%, with respect to such expenses. In addition, of the expenditure referenced below of $360,369 relating to product development consultants and related matters, $112,139 of such amount was paid for product development and consulting costs incurred with respect to the "Kids Plex(TM)" product lines. The Company also experienced an increase of $103,000, or 18%, in salary and payroll expenses relating to the "Kids Plex(TM)" product lines.

               The Company also directed significant resources to the development of a new product line called "The Chinese Way(TM)". Market research done by the Company during the year indicated positive consumer acceptance of traditional Chinese medicine. Such market research and related consulting expenses resulted in the Company incurring a new expense of $321,000. "The Chinese Way(TM)" products contain high quality Chinese herbs directly imported for packaging in the United States. Shipments of this product line began the last month of Fiscal 1998.

               During Fiscal 1998 the Company experienced an increase of $551,000, or 403%, in expenses relating to advertising of the "Kids Plex(TM)" and "The Chinese Way(TM)" product lines.

               The Company also experienced an increase of $302,000, or 168%, for legal and consulting fees during Fiscal 1998.

               As more fully described in Footnote 15, of the Naturade, Inc. Financial Statements included in this report, the Company entered into an agreement with Health Holdings in which such company acquired 55% of the Company's stock. As part of this transaction, certain legal fees and consulting costs were incurred totaling $261,964.

               Following the transaction with Health Holdings, as described in Footnote 15 of the Naturade, Inc. Financial Statements included in this report, the Company conducted a review and assessment of its business, which resulted in the establishment of a new strategic direction. Such new strategic direction called for the Company to make a material investment in products designed for the mass market. The Company conducted extensive market research and retained product development consultants and incurred other expenses in this effort. These expenses included $82,964 incurred with respect to market research and $360,369 incurred with respect to product development consultants and other related costs, in addition to the above-referenced $50,000 incurred for consulting and marketing expenses relating strictly to the "Kids Plex(TM)" product lines.

               As more fully described in Footnote 9, of the Naturade, Inc. Financial Statements included in this report, the Company is one of two remaining defendants in adversary proceedings initiated by the Trustee in the Chapter 7 Bankruptcy case of PNI. The Company has vigorously contested the Trustee's claims and has incurred certain attorneys' fees and costs in its defense totaling $527,638 during Fiscal 1998.

Fiscal 1997 Compared to Fiscal 1996

               Net sales for Fiscal 1997 exceeded the prior year by $2,472,888. Domestic branded sales, which represented 83% of total sales, increased $2,337,861 or 29% to $10,498,605. Private label sales, representing 9% of total sales, decreased $109,899 or 9% to $1,126,934. International sales, which represented the remaining 8% of sales, increased $244,926 or 35% to $952,881.

               The Company attributed the majority of the 29% domestic branded sales increase to the continuing effort to expand distribution by increasing promotional and marketing expenditures. The introduction of new products also contributed to this increase of sales.

               During 1997 the Company introduced a new line of herb products featuring a blend of standardized herbs and whole herb powders. This product grouping had 21 items including special formulas and straight herbs. Toward the end of fiscal 1997 the Company added St. John's Wort to this herb category. Also in 1997 the Company introduced a "twin-pack" of herbs and natural fibers called "Herbal Cleanse".

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

               Private label sales decreased due to the Company's purchase of trademarks in June, 1997, of PNI, previously the Company's largest private label customer. Sales of these products since the time of such acquisition have been reported as domestic branded sales.

               International sales increased in 1997 primarily because of new customers. The Company opened markets in Japan, Italy and Spain during 1997. The Company continued efforts to develop new customers in the international marketplace.

               Gross profit for Fiscal 1997, increased 1.1% to 49.3% from 48.2% in the prior fiscal year. This increase was primarily the result of the conversion of the PNI private label product line to domestic branded sales.

               Selling, general and administrative expenses increased $1,054,490 or 24.4% from 1996. However, the total percent of sales remained constant at 42.8% from the prior year. Sales and marketing expenses related to domestic sales increased $180,662 or 9.4% but decreased to 16.7% of sales from 19.1% last year. Sales and marketing expenses since June, 1997 relating to the PNI branded line of products were $363,137 or 2.9% of sales. There were no comparable expenses in fiscal 1996 as these products were recorded as private label sales with corresponding costs of sales.

               General and administrative expenses increased $305,709 or 25.9%, but only increased sales 0.1% of sales to 11.8% from 11.7% last year. Of this amount, payroll and related taxes and benefits increased $177,320 and legal expenses increased $93,531.

Fiscal 1996 Compared to Fiscal 1995

               Net sales for Fiscal 1996 exceeded the fiscal year ended September 30, 1995 ("Fiscal 1995") by $10,792. However, domestic branded sales, which represented 81% of total sales, increased $1,798,310 or 28% to $8,186,613. Private label sales, representing 12% of total sales, decreased $761,397 or 39% to $1,216,526. International sales, which represented the remaining 7% of sales, decreased $1,026,121 or 59% to $702,393.

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

               A new area of distribution for the Company in Fiscal 1996 was the chain of 2,400 stores owned by GNC. The Company distributes its Aloe Vera 80 Skin and Hair Care products through both the GNC corporate and franchise stores. In addition to the Aloe Vera 80 products, the Company also sells a variety of its herbal remedy products to GNC.

               Private label sales decreased because a major private label customer discontinued a product grouping that the Company had manufactured for them in Fiscal 1995.

               International sales decreased because a customer in Saudi Arabia (who was the Company's largest international customer in Fiscal 1995) completely reorganized and redesigned its packaging which resulted in no shipments during Fiscal 1996. As this reorganization and redesign is now completed, the Company expects shipments to this customer to resume during the first quarter of Fiscal 1997.

               Gross profit for Fiscal 1996 increased 1.3% to 48.2% from 46.9% in the prior fiscal year. This increase was primarily the result of decreased private label and international sales, both of which carry lower margins, as well as a price increase discussed above.

               Selling, general and administrative expenses increased $474,997 or 12.3% to 42.8% of sales from 38.1% the prior fiscal year. Sales and marketing expenses related to domestic sales increased $593,319 or 44.5% to 19.1% of sales from 13.2% during Fiscal 1995, while the remaining expenses in these categories decreased $118,322. The majority of this $593,319 increase is comprised of the following: an increase in advertising of $133,640; compensation and related payroll costs of $197,124; design, production and printing related to the packaging upgrade of the Company's skin and hair care products as well as for new products in the amount of $117,294; and promotional expenses of $97,013.

Year 2000 Issue

               Many computer systems and other equipment with embedded chips or processors in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00" and may assume that the year is 1900 rather than 2000. This is commonly known as the Year 2000 issue, which could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company's computer consultant has certified that the Company's Genesys Software is Year 2000 compliant. In the event that Year 2000 issues cause an unanticipated problem with the Company's operations, the Company is not altogether computer dependent and, accordingly, will be able to temporarily conduct its business on a non-computer basis. While compliance costs to date have not been material and the Company currently does not anticipate incurring significant future costs relating to Year 2000 compliance, no assurance can be given that significant costs will not be incurred in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.

               In addition, the Company is contacting its major suppliers to determine that they will be able to resolve the Year 2000 issue in matters affecting the Company. The Company at this time cannot make any predictions as to the degree of compliance by such third parties or the consequences of their noncompliance. However, if those third parties with whom the Company conducts business, including without limitation, both suppliers and customers, are unsuccessful in implementing timely solutions, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Forward-Looking Information

               This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Any matters discussed herein including, without limitation, the Company's introduction of new products, future sales levels, availability of raw materials, ability to maintain or secure replacement financing, ability of the Company and its suppliers to address problems relating to the "Year 2000 problem" and the potential outcome of pending litigation involving the Company, are forward-looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans," variations thereof and similar expressions are intended to identify forward-looking statements.

               Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report on Form 10-K, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors that could contribute to or cause such differences including, but not limited to, unanticipated developments in any one or more of the following areas: the rate of consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), availability and costs of borrowing, changes in taxes due to change in the mix of U.S. and non-U.S. revenue, pending or threatened litigation, the availability of key personnel, the availability of raw materials, the ability of the Company and its suppliers to address issues relating to the "Year 2000 problem," the costs to the Company in addressing the "Year 2000 problem" and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               On June 11, 1998, the Company filed a Form 8-K reporting a change in auditors to Deloitte & Touche, LLP, effective June 11, 1998, replacing Rose, Snyder & Jacobs. The change in auditors was not a result of any disagreement with the former auditors on the scope, auditing or presentation of the Company's financial statements.

PART III

Item 10.       Directors and Executive Officers

               The names and ages of the directors and executive officers of the Company as of December 29, 1998, are as follows:1/

     Name                        Age     Position                   Since
     ----                        ---     --------                   -----

     Bill D. Stewart              56     Director,
                                         Chief Executive Officer     1998

     Lionel P. Boissiere, Jr.     40     Director                    1997

     William B. Doyle, Jr.        39     Director                    1997

     William S. Doyle             54     Director                    1997

     Allan Schulman               67     President,                  1959
                                         Director

     Barry M.  Zwick              64     Director                    1992

     Paul D.  Shapnick            62     Chief Financial Officer,    1992
                                         Assistant Secretary-
                                         Treasurer

               The directors serve until the next annual meeting of shareholders, or until their successors are elected.

Bill D. Stewart. Mr. Stewart served from 1989 to 1997 as President of The Thompsons Company. In that capacity Mr. Stewart effected an increase in Thompsons sales from $20 million to $200 million, led the acquisition of the Red Devil Coatings Co. from Insilco Co., built the Thompsons waterproofing business to a greater than 60% market share, launched the national sales effort for Thompson Exterior Stain, and successfully moved the Do-It-Yourself business into the mass market sales channel, establishing relationships with Wal*Mart, K-Mart and Target. Mr. Stewart served as Vice President of Sales with Thompsons from 1986 to 1989. Prior to joining Thompsons, Mr. Stewart served for 16 years with Richardson Vicks in various capacities.

--------
1/ Effective as of December 22, 1998, Mr. Ronald Ahrens resigned for personal reasons from the Company's Board of Directors.

Lionel P. Boissiere, Jr. During the past five years, Mr. Boissiere has been an investor and advisor to middle market companies. From 1993 through 1995 he worked with Berkeley International Capital Corp., and since 1995 Mr. Boissiere has been a principal at Doyle & Boissiere LLC.

William B. Doyle, Jr. Since 1995 Mr. Doyle [no relation to William S. Doyle] has served as Managing Director of Doyle & Boissiere LLC. Prior to such time Mr. Doyle was with Berkeley International Capital Corporation. Mr. Doyle is an investor and an advisor to middle market companies.

William S. Doyle. Mr. Doyle [no relation to William B. Doyle, Jr.] has an AB degree from Duke University. Mr. Doyle was chief marketing officer of the Chase Manhattan Bank in New York, after successive management positions with the bank in London and Hong Kong. He served as Deputy Commissioner of Commerce for New York State, and was president of Strategen, Inc., a New York City based health-care investment bank, from 1992 to 1997, prior to forming Taishan Holdings, Inc., in December 1997, where he serves as president.

Allan Schulman. Mr. Schulman has attended and completed business courses at the University of California at Los Angeles, Long Beach State College and the University of California at Irvine. A veteran of the Korean War, Mr. Schulman joined NPI (Naturade Products, Inc., the Company's predecessor) in 1953, and was elected President of NPI in 1959. He was elected to the Board of Directors of NPI in 1959, and to the Board of Directors of the Company in 1991. Mr. Schulman served as Chairman of the Board of Directors until 1998.

Barry M. Zwick. Mr. Zwick has a BS Degree from the U.S. Military Academy at West Point and an MBA from the University of Southern California. Mr. Zwick has over 25 years experience in the securities business, and was formerly a registered investment advisor. Mr. Zwick has been a member of the Midwest Stock Exchange and the Chicago Board of Trade. Since 1989 he has been a private investor. Prior to this period, Mr. Zwick was a Managing Director of Ladenburg, Thalmann & Co., Inc.

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

Summary Compensation Table

               The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to the executive officers to whom it paid in excess of $100,000, including cash and issuance of securities.

                                    Annual Compensation
(a)             (b)          (c)          (d)          (e)          (g)          (i)
                                                                 Securities
Name                                                  Other        Under-        All
and                                                   Annual       lying        Other
Principal                                          Compensation   Options/   Compensation
Position      Year        Salary($)    Bonus($)        ($)        SARs(#)        ($)
-----------------------------------------------------------------------------------------
Bill Stewart
Chief         9/30/96        0           0            0             0           0
Executive     9/30/97        0           0            0             0           0
Officer       9/30/98     117,692      74,700      102,238(1)    255,000(3)    6,786(6)
-----------------------------------------------------------------------------------------
Allan         9/30/96     188,754        0            0           10,000      14,410
Schulman      9/30/97     192,751      25,366         0           10,000       6,833
President     9/30/98     182,976        0            0           10,000(4)   13,969(7)
-----------------------------------------------------------------------------------------
Anthony Roth
Vice
President     9/30/96        0           0            0             0           0
Domestic      9/30/97        0           0            0             0           0
Sales         9/30/98     110,423      26,613       38,953(2)     30,000(5)      745(8)
-----------------------------------------------------------------------------------------

 (1) Such amount includes relocation expenses of $37,102 paid by the registrant on behalf of the indicated executive officer.

 (2) Such amount includes relocation expenses of $13,958 and real estate sales expenses of $24,995 paid by the registrant on behalf of the indicated executive officer.

 (3) Such amount represents stock options which were granted by the Company to the indicated executive officer during Fiscal 1998. These options vest over 4 years, expire 10 years from the initial grant date, and have an exercise price of $4.00 per share.

 (4) Such amount represents stock options which were granted by the Company to the indicated executive officer during the indicated fiscal year. These options vest at the time of grant, expire one year after such executive officer ceases to serve on the Company's Board of Directors, and have an exercise price equal to the average bid price of the Company's Common Stock for the 30 day period ending the December 31 prior to grant.

 (5) Such amount represents stock options which were granted by the Company to the indicated executive officer during Fiscal 1998. These options vest over 5 years, expire 10 years from the initial grant date, and have an exercise price of $3.00 per share.

 (6) Such amount represents automobile lease payments of $6,250 and life insurance premiums of $536, each paid on behalf of the indicated executive officer.

 (7) Such amount represents automobile lease payments of $10,692, Company contributions to the Company's 401(k) Plan of $2,231, and life insurance premiums of $1,046, each paid on behalf of the indicated executive officer.

 (8) Such amount represents life insurance premiums paid by the Company on behalf of the indicated executive officer.

Option/SAR Grant Table

                          Options/SAR Grants In Last Fiscal Year
                                                                         Potential Realizable Value
                                                                           at Assumed Annual Rates
                                                                         of Stock Price Appreciation
                               Individual Grants                               for Option Term
----------------------------------------------------------------------------------------------------
(a)               (b)        (c)        (d)         (e)        (f)        (g)         (h)
                          % of Total
                         Options/SARs
               Options/   Granted to  Exercise
                 SARs     Employees   or Base
                Granted   in Fiscal    Price    Expiration
Name              (#)        Year      ($/Sh)      Date       5%($)      10%($)      0%($)
----------------------------------------------------------------------------------------------------
Bill Stewart   255,000      64%        4.00      3/2/08     $660,450  $1,741,650
Chief Executive
Officer
----------------------------------------------------------------------------------------------------
Allan Schulman
President       10,000       3%        4.63        (1)      $ 30,000  $   79,000     -
----------------------------------------------------------------------------------------------------

               (1) The indicated options do not have a fixed expiration date; rather, such options expire one year after Mr. Schulman ceases to serve on the Company's Board of Directors. The Company does not have a mandatory retirement date for Directors.

Aggregated Option and SAR Exercises and Fiscal Year-End Option/SAR Value Table

      No options were exercised by officers or directors during Fiscal 1998.

                   Aggregated Option/SAR Exercises in Last Fiscal Year
                               and FY-End Option/SAR Values

Name             # of Shares Underlying Unexercised    Value of Unexercised
                 Options -- Exercisable/Unexercisable  In-the-Money Options at
                                                       FY Year-End --
                                                       Exercisable/Unexercisable
--------------------------------------------------------------------------------
Bill Stewart                 0/255,000                             0
--------------------------------------------------------------------------------
Allan Schulman         110,000/110,000                    $215,000/$215,000
--------------------------------------------------------------------------------
Anthony Roth                 0/30,000                              0
--------------------------------------------------------------------------------

Compensation of Directors

               The Company's policy is to pay every member of the Board of Directors a directors' fee of $500 per month. Messrs. Boissiere and W.B. Doyle have elected not to receive such directors' fees.

Employment Contracts, Termination of Employment and Change-In-Control
Arrangements

               On December 12, 1997, the Company entered into a four year Employment, Consulting and Non-Competition Agreement with Allan Schulman, its President, providing for, among other things, a base salary of $180,000, $144,000, $115,200, and $92,169, respectively, for the first, second, third and fourth years of such agreement, subject to certain adjustments, and a car allowance of $1,250 per month. The terms of this agreement permit Mr. Schulman to reduce his involvement with, and responsibilities for, the Company during the term of the agreement with a proportionate reduction in salary.

               The Company has a four year Employment Agreement with Bill Stewart, its Chief Executive Officer, the term of which commenced March 1998. Such agreement provides for an annual salary of $200,000, as well as a one-time bonus of $58,000 for calendar 1998. Future bonus arrangements will be negotiated on an annual basis and will be based on certain earnings and revenue objectives with a target bonus amount of approximately one-half of Mr. Stewart's annual salary. The agreement also provides for a loan of $600,000 and reimbursement of certain expenses in connection with the sale and purchase of the employee's residence.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth information regarding beneficial ownership as of December 18, 1998, of the Company's outstanding common stock ("Common Shares") by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and the Company's equity securities held by each director and by officers and directors of the Company as a group.

                                             Amount and Nature of
Name & Address                   Class            Beneficial            Percent
of Beneficial Owner             of Stock             Owner              of Class
-------------------             --------             -----              --------

Allan Schulman                   Common            640,656 (1)             11.86
Naturade, Inc.
7110 E.  Jackson St.
Paramount, CA 90723

Barry M.  Zwick                  Common            244,236 (2)              4.65
925 De La Vina St.
Suite 102
Santa Barbara, CA 93101

Health Holdings and              Common          2,881,695 (3)             55.38
  Botanicals, Inc.              Preferred        1,250,024                100.00
318 N. Carson St.
Suite 208
Carson City, NV.  89701

Executive Officers and           Common          3,965,087                 70.24
Directors As a Group
Consisting of 6 Persons

FOOTNOTES

(1) Total includes 441,545 Common Shares solely owned by Mr. Schulman; 89,111 Common Shares which can be purchased upon exercise of the Company's Class B Warrants; and 110,000 Common Shares which can be purchased under presently exercisable options.

(2) Total includes 10,800 Common Shares solely owned by Mr. Zwick; 144,574 Common Shares owned by the Zwick Financial Corp. Profit Sharing Plan, of which Mr. Zwick is sole trustee and 91% beneficiary; 50,000 Common Shares which can be purchased by Mr. Zwick under presently exercisable options; and the following amounts owned by Mr. Zwick's minor children: 38,000 Common Shares, and 862 Common Shares which can be purchased upon exercise of the Company's Class B Warrants.

(3) Total includes 2,881,695 Common Shares owned by Health Holdings; and 1,250,024 shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares"). Common and preferred shares of Health Holdings are held by
(i) Doyle & Boissiere LLC, a Delaware limited liability company (of which

Messrs. William B. Doyle, Jr., and Lionel P. Boissiere, Jr., directors of the Company, are principals), (ii) Mr. Anders Brag, a director of the Company, and
(iii) Taishan Holdings, Inc., a British Virgin Islands corporation (of which Messrs. William S. Doyle and Anders Brag, each a director of the Company, hold equity interests). Messrs. William B. Doyle, Jr., William S. Doyle, Anders Brag and Lionel P. Boissiere, Jr., each disclaim beneficial ownership of the Company's Common Shares and Preferred Shares held by Health Holdings.

Item 13.       Certain Relationships and Related Transactions

               On December 15, 1997, the Company, Allan Schulman, L. S. Smith, Dallas Gold & Silver Exchange, Inc. ("DGSE"), and Barry M. Zwick (Mr. Schulman, Dr. Smith, DGSE and Mr. Zwick, together, the "Shareholders" and, collectively, with the Company, "Sellers") entered into a Stock Purchase Agreement (the "Purchase Agreement") and certain ancillary documents (collectively, the "Transaction Documents") with Health Holdings. At the time of negotiation and consummation of the transaction, Mr. Schulman was President, Chief Executive Officer and Chairman of the Board of the Company; Dr. Smith was a shareholder of and consultant to the Company; Dr. Smith was Chairman of the Board, Chief Executive Officer and controlling shareholder of DGSE; DGSE was a shareholder of the Company; and Mr. Zwick was a former director and shareholder of the Company.

               Taishan Holdings, Inc. ("THI") is a British Virgin Islands corporation. At the time of the transaction, William S. Doyle and Anders Brag (each then a director of the Company) owned 50% and 25%, respectively, of the equity interests in THI, and William S. Doyle served as President of THI. Doyle & Boissiere LLC is a Delaware limited liability company ("D&B") of which William
B. Doyle, Jr. and Lionel Boissiere, Jr. (each a director of the Company) are principals. As of the date of this Annual Report on Form 10-K, THI and D&B are not affiliates of each other. At the time of the transaction, D&B and Anders Brag held shares of convertible preferred stock of Health Holdings representing approximately 85% of the outstanding stock of Health Holdings on a fully-diluted basis, and THI held approximately 7.5% of the outstanding shares of Health Holdings on a fully-diluted basis.

               Consummation of the transactions (the "Health Holdings Transaction") contemplated by the Transaction Documents took place concurrently with the execution of the Purchase Agreement on December 15, 1997. Accordingly, as of December 23, 1998, Health Holdings owns approximately 55% of the Company's Common Shares and 100% of the Preferred Shares. In connection with the execution and delivery of the Transaction Documents, William S. Doyle, Lionel P. Boissiere, Jr., Anders Brag and William B. Doyle, Jr. were appointed to the Company's Board of Directors on December 15, 1997.

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

               Through to and until December 15, 2007, each Preferred Share is convertible into one Common Share in accordance with the following terms. Upon the issuance by Naturade of 45 Common Shares pursuant to the exercise of any warrant, option, contract or similar right outstanding on November 21, 1997, 55 Preferred Shares shall immediately become and remain convertible at a conversion price equal to the average exercise price of the corresponding 45 Common Shares. Conversely, if any currently outstanding warrant, option, contract or similar right to purchase Common Shares shall expire unexercised on or prior to December 15, 2007, the corresponding number of Preferred Shares (on a 55 for 45 basis) shall become redeemable at par.

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

               Pursuant to Option Agreements dated January 25, 1995, each Director then serving on the Company's Board was granted an option to acquire 20,000 additional Common Shares, at an exercise price equal to the average bid price of the Common Stock for the thirty day period ending December 30, 1994 (which was $1.07 per share). In addition, the Option Agreements provide that Directors will be granted options to purchase an additional 10,000 Common Shares for each year that they serve as a director of the Company after January 1, 1995, at a price equal to the average bid price of the Common Stock for the 30 day period ending December 30th preceding the date on which such option is granted. These options expire one year after the Director leaves the Board. During February 1997, five directors each were granted options to acquire 10,000 additional Common Shares, at an exercise price equal to the average bid price of the common stock for the thirty day period ending December 30, 1996 (which was $1.96 per share). During January 1998, two directors, Mr. Schulman and Mr. Zwick were each granted options to acquire 10,000 additional common shares, at an exercise price equal to its average bid price of the common stock for the thirty day period ending December 31, 1997 (which was $4.63 per share.) By special resolution of the Board, Msrs. Schulman and Zwick assigned these options ratably to three prior directors.

               The Company and Allan Schulman, the Company's President, own a two-thirds and a one-third interest, respectively, in the industrial building which houses the Company's production facilities and executive offices (the "Building"). As discussed in Item 2 above, the Company and Mr. Schulman have entered into a First Amendment to Lease, dated as of December 15, 1997, and a Mutual Option Agreement, dated as of December 15, 1997. Among other things, the First Amendment to Lease grants the Company the right to extend the original term of the Lease for two consecutive three year terms. The Mutual Option Agreement provides, among other things, that the Company may purchase Mr. Schulman's interest in the Building at any time prior to the expiration of the Lease upon notice and payment to Mr. Schulman of one-third of the fair market value of the Building. The Mutual Option Agreement further provides that during the twelve-month period following expiration of the Lease, Mr. Schulman may purchase the Company's interest in the Building following one hundred twenty days' prior written notice and payment to the Company of two-thirds of the fair market value of the Building.

               The Company has a four year Employment Agreement with Bill D. Stewart, Chief Executive Officer, dated March 2, 1998. Pursuant to the terms of such agreement, Mr. Stewart was granted a loan of $600,000 for purposes of purchasing a residence in Southern California. The loan has an interest rate of 0% and is secured by a deed of trust on the purchased residence. The terms of the agreement originally contemplated that the loan became due and payable on the earlier of (a) the sale of Mr. Stewart's prior residence or (b) August 29, 1998. Since the date of the agreement, Mr. Stewart and the Company have agreed to extend the repayment date for such loan to March 9, 1999.

               On March 2, 1998 the Company granted to Bill D. Stewart, pursuant to the Company's 1998 Incentive Stock Option Plan (the "Plan"), options to acquire up to 255,000 shares of the Company's Common Stock. The exercise price for such options is approximately $4.00 per share (the average closing bid prices of the shares of Common Stock on the OTC Bulletin Board as quoted by Bloomberg, LP for the 5 day trading period ending on March 2, 1998). Such options will vest in four equal portions on each of the first four anniversaries of the grant date, subject to any limitations on exercise contained in the Plan, and provided that the term of Mr. Stewart's employment agreement with the Company shall not have ended prior to such anniversary. Notwithstanding the foregoing, in the event of any sale (including, without limitation, either a tender offer or a merger of the Company which results in the shareholders of the Company holding less than 50% of the stock of the surviving corporation) of the Company during such term, subject to certain limitations, all of Mr. Stewart's options not then vested shall immediately vest.

               On April 20, 1998 the Company granted to Ronald Ahrens, pursuant to the Plan, options to acquire up to 51,000 shares of the Company's Common Stock. At the time of such grant, Mr. Ahrens was a member of the Company's Board of Directors. These options vested in full on April 20, 1998. The exercise price for such options is $4.05 per share (the average closing bid prices of the shares of Common Stock on the OTC Bulletin Board as quoted by Bloomberg, LP for the 5 day trading period ending on April 20, 1998). These options are otherwise subject to the provisions of the Plan.

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)     The following documents are filed as part of this report:

               (1) Financial Statements. The following Financial Statements are included in this report.

                                   Financial Statements
                                   --------------------

                      Balance Sheets
                      Statements of Operations
                      Statements of Stockholders' Equity
                      Statements of Cash Flows
                      Notes to Financial Statements

               (2) Exhibits. Exhibits required to be filed as part of this report are listed in the Exhibit Index.

(B)     Reports on Form 8-K.

               On June 11, 1998, the Company filed a Form 8-K reporting a change in auditors to Deloitte and Touche, LLP, effective June 11, 1998, replacing Rose, Snyder & Jacobs. The change in auditors was not a result of any disagreement with the former auditors on the scope, auditing or presentation of financial statements.

(C)     Financial Statement Schedules.

               The following is a list of the financial statement schedules filed as part of this Annual Report on Form 10-K:

                      None

               Supplemental Information to be furnished with Reports filed pursuant to Section 15 (d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act:

               No annual report or proxy material has been sent to security holders with respect to Fiscal 1998. Proxy materials will be furnished to security holders subsequent to the filing of this Form 10-K and copies of such material will be furnished to the Commission when it is sent.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURADE, INC.


Date:   December 28, 1998                          /s/ Bill D. Stewart
                                                   -----------------------
                                                   Bill D. Stewart
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature                           Title                            Date
---------                           -----                            ----

/s/ Bill D. Stewart           Director
-------------------           Chief Executive Officer
Bill D. Stewart               (Principal Executive Officer)   December 28, 1998

/s/ Paul D. Shapnick          Chief Financial Officer
--------------------          (Principal Accounting Officer)  December 28, 1998
Paul D.  Shapnick

/s/ Lionel P. Boissiere, Jr.  Director                        December 28, 1998
----------------------------
Lionel P. Boissiere, Jr.

/s/ William B. Doyle, Jr.     Director                        December 28, 1998
-------------------------
William B. Doyle, Jr.

/s/ William S. Doyle          Director                        December 28, 1998
--------------------
William S. Doyle

/s/ Allan Schulman            Director
------------------            President                       December 28, 1998
Allan Schulman

/s/ Barry M. Zwick            Director                        December 28, 1998
------------------
Barry M. Zwick

NATURADE, INC.

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                                38


FINANCIAL STATEMENTS FOR THE YEARS ENDED
 SEPTEMBER 30, 1998, 1997 AND 1996:

   Balance Sheets                                                           41

   Statements of Operations                                                 42

   Statements of Stockholders' Equity                                       43

   Statements of Cash Flows                                                 44

   Notes to Financial Statements                                           45-59

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Naturade, Inc.
Paramount, California:

We have audited the accompanying balance sheet of Naturade, Inc. (the "Company") as of September 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 1998 financial statements present fairly, in all material respects, the financial position of Naturade, Inc. as of September 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Los Angeles, California
December 18, 1998

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Naturade, Inc.
Paramount, California


      We have audited the accompanying balance sheet of Naturade, Inc. as of September 30, 1997, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet as of September 30, 1996, and the related statements of income, stockholders' equity, and cash flows for the years ended September 30, 1996 and 1995 were audited by other auditors, whose report dated October 31, 1996, expressed an unqua1ified opinion on those statements.

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



/s/ Rose, Snyder & Jacobs
-------------------------
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Burbank, California

November 5, 1997

                          INDEPENDENT AUDITOR'S REPORT
                          ON THE FINANCIAL STATEMENTS



To the Board of Directors
Naturade, Inc.
Paramount, California


We have audited the statements of operations, stockholders' equity and cash flows for Naturade Inc., for the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended September 30, 1996, in conformity with generally accepted accounting principles.



/s/ McGladrey & Pullen, LLP
---------------------------
McGladrey & Pullen, LLP

Anaheim, California
October 31, 1996

NATURADE, INC.
BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997
------------------------------------------------------------------------------------------------------
ASSETS                                                                          1998           1997
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 1,975,513    $   157,585
  Accounts receivable, net                                                    1,419,293      1,404,661
  Related party receivable                                                      600,000
  Inventories                                                                 1,957,940      2,413,621
  Refundable income taxes                                                       163,416
  Prepaid expenses and other current assets                                     208,901         42,149
  Deferred income taxes                                                                        158,514
                                                                            -----------    -----------
           Total current assets                                               6,325,063      4,176,530

  Available-for-sale security                                                                  217,000
  Property and equipment, net                                                 2,018,147      2,111,806
  Intangible assets, net                                                      1,120,588      1,177,506
  Other assets                                                                   84,671         70,732
                                                                            -----------    -----------
TOTAL                                                                       $ 9,548,469    $ 7,753,574
                                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $ 1,011,165    $ 1,027,288
  Accrued expenses                                                              545,209        341,251
  Note payable                                                                1,450,000      1,150,000
  Current portion of long-term debt                                             202,380        194,857
  Income taxes payable                                                                         106,998
                                                                            -----------    -----------
           Total current liabilities                                          3,208,754      2,820,394
                                                                            -----------    -----------
LONG-TERM DEBT, Less current maturities                                       2,011,523      2,235,908
                                                                            -----------    -----------
DEFERRED INCOME TAXES                                                                           11,986
                                                                                           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $0.0001 per share; authorized, 50,000,000
    shares; issued and outstanding, 5,203,731 (1998) and 3,297,223 (1997)           520            330
  Preferred stock, par value $0.0001 per share; authorized, 2,000,000
    shares; issued and outstanding, 1,250,024 (1998) and 0 (1997)                   125
  Additional paid-in capital                                                  7,375,708      1,539,902
  Retained earnings (accumulated deficit)                                    (3,048,161)     1,061,654
  Unrealized gain on available-for-sale security, net                                           83,400
                                                                            -----------    -----------
           Total stockholders' equity                                         4,328,192      2,685,286
                                                                            -----------    -----------
TOTAL                                                                       $ 9,548,469    $ 7,753,574
                                                                            ===========    ===========

See notes to financial statements.

NATURADE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------
                                                      1998            1997           1996
NET SALES                                        $ 13,506,972    $ 12,578,419   $ 10,105,532

COST OF SALES                                       7,794,089       6,381,795      5,236,427
                                                 ------------    ------------   ------------
GROSS PROFIT                                        5,712,883       6,196,624      4,869,105
                                                 ------------    ------------   ------------
COSTS AND EXPENSES:
  Selling, general and administrative expenses      8,485,390       5,377,644      4,323,154
  New product design costs                            443,333
  Special legal expenses                              527,638
  Transaction costs                                   261,964
  Other (income) expense:
    Interest expense                                  397,716         347,760        354,973
    Miscellaneous, net                               (328,793)         57,925        (13,180)
                                                 ------------    ------------   ------------
           Total costs and expenses                 9,787,248       5,783,329      4,664,947
                                                 ------------    ------------   ------------
(LOSS) INCOME BEFORE INCOME TAXES                  (4,074,365)        413,295        204,158

PROVISION FOR INCOME TAXES                             35,450         165,000         38,000
                                                 ------------    ------------   ------------
NET (LOSS) INCOME                                $ (4,109,815)   $    248,295   $    166,158
                                                 ============    ============   ============

BASIC (LOSS) EARNINGS PER SHARE                  $      (0.84)   $       0.08   $       0.06
                                                 ============    ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION OF BASIC (LOSS)
  EARNINGS PER SHARE                                4,874,000       2,945,000      2,578,000
                                                 ============    ============   ============
DILUTED (LOSS) EARNINGS PER SHARE                $      (0.84)   $       0.08   $       0.06
                                                 ============    ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION OF DILUTED
  (LOSS) EARNINGS PER SHARE                         4,874,000       3,232,000      2,777,000
                                                 ============    ============   ============

See notes to financial statements.

NATURADE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------------
                                                                                               Retained    Unrealized
                                                                       Common     Additional    Earnings      Gain on
                                       Common            Preferred     Stock to Be  Paid-in   (Accumulated  Available-for-
                                 -----------------  ------------------  Issued      Capital     Deficit)    Sale Security
                                   Shares   Amount    Shares   Amount
BALANCE, OCTOBER 1, 1995         2,538,461  $ 254        -     $ -      100,000   $  107,420   $   647,201   $  42,713

  Issuance of common stock          45,662      4                      (100,000)      99,996
  Contributed capital from
  stock option compensation                                                           19,900
  Exercise of stock warrants:
    Class A                          8,849      1                                      8,848
    Class B                             33                                               99
  Decrease in unrealized gain on
    available-for-sale security, net                                                                           (12,370)

           Net income for the year                                                                 166,158
                                 ---------  -----    ---------  -----  ---------  ----------   -----------    --------
BALANCE, SEPTEMBER 30, 1996      2,593,005    259                                    236,263       813,359      30,343

  Issuance of common stock         500,000     50                                  1,013,950
  Contributed capital from
   stock option compensation                                                          85,492
  Exercise of stock warrants -
    Class A                        204,218     21                                    204,197
  Increase in unrealized gain on
    available-for-sale security, net                                                                            53,057

           Net income for the year                                                                 248,295
                                 ---------  -----    ---------  -----  ---------  ----------   -----------    --------
BALANCE, SEPTEMBER 30, 1997      3,297,223    330                                  1,539,902     1,061,654      83,400

  Issuance of common stock       2,042,222    204                                  6,000,000
  Issuance of preferred stock                        1,250,024    125
  Repurchase of common stock       (48,000)    (5)                                  (244,120)
  Cancellation of common stock    (100,000)   (10)                                   (72,117)
  Contributed capital from stock
    compensation                                                                     115,516
  Exercise of stock warrants -
    Class B                         12,286      1                                     36,527
  Net loss for the year                                                                         (4,109,815)
  Decrease in unrealized gain on
    available-for-sale security, net                                                                           (83,400)
                                 ---------  -----    ---------  -----  ---------  ----------   -----------    --------
BALANCE, SEPTEMBER 30, 1998      5,203,731  $ 520    1,250,024  $ 125      -      $7,375,708   $(3,048,161)   $    -
                                 =========  =====    =========  =====  =========  ==========   ===========    ========

See notes to financial statements.

NATURADE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                  1998           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                           $(4,109,815)   $   248,295    $   166,158
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                 186,454        156,393        142,530
    Deferred income taxes                                                         146,528        (43,898)       (27,000)
    Undistributed loss on equity investment                                                                       8,109
    Loss on disposition of property and equipment                                   8,184          7,350
    Compensation expense arising from stock options and issuance of common stock  115,516         85,492         19,900
    Net gain on exchange of available-for-sale security                          (110,125)
    Changes in assets and liabilities:
      Accounts receivable                                                         (14,632)      (483,300)      (256,545)
      Inventories                                                                 455,681     (1,080,086)      (237,560)
      Refundable income taxes                                                    (163,416)
      Prepaid expenses and other current assets                                  (166,752)       (13,860)       161,537
      Other assets                                                                (86,466)        70,649
      Accounts payable, accrued expenses and income taxes payable                  80,837        716,581        111,154
      Other                                                                                                       7,938
                                                                              -----------    -----------    -----------
           Net cash (used in) provided by operating activities                 (3,658,006)      (336,384)        96,221
                                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Related party receivable                                                       (600,000)
  Purchase of property and equipment                                              (45,986)       (48,884)      (147,140)
  Proceeds from sale of property and equipment                                      1,925
  Purchase of intangible assets                                                                  (41,218)
                                                                              -----------    -----------    -----------
           Net cash used in investing activities                                 (644,061)       (90,102)      (147,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under note payable                                               300,000        429,062        350,000
  Proceeds from issuance of debt                                                                                 81,560
  Payments of long-term debt, including capital lease                            (216,862)      (169,352)      (385,890)
  Proceeds from sale of stock                                                   6,000,000
  Proceeds from exercise of warrants                                               36,857        204,218          8,948
                                                                              -----------    -----------    -----------
           Net cash provided by financing activities                            6,119,995        463,928         54,618
                                                                              -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,817,928         37,442          3,699
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      157,585        120,143        116,444
                                                                              -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 1,975,513    $   157,585    $   120,143
                                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  Cash paid during the year for:
    Interest                                                                  $   396,782    $   347,000    $   354,000
    Income taxes                                                              $   141,036    $    61,000    $    46,000
    Noncash investing and financing activities -
     Exchange of available-for-sale security with a fair market value of $244,125 for 48,000 shares of Company stock recognizing a net gain of $110,000.
     Cancellation of common stock                                             $    72,128    $     -        $       -

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Naturade, Inc. (the "Company" or "Naturade") manufactures and distributes a variety of health related products, including vitamins, nutritional supplements, and skin and hair care products. Its products are sold primarily to distributors who resell to health and natural food stores. Independent brokers and outside sales representative are utilized throughout the United States and internationally.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

      Concentration of Credit Risk - Financial instruments that subject Naturade to credit risk consist primarily of accounts receivable, related party receivable, and notes receivable. Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. Naturade performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company maintains cash balances in accounts insured by the federal government up to $100,000. At September 30, 1998 and 1997 the Company had cash in banks totaling approximately $1,676,000 and $46,000, respectively, in excess of the insured amount.

      Fair Value of Financial Instruments - Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 107, " Disclosure About Fair Value of Financial Instruments," the Company has estimated that the carrying value of its financial instruments, which primarily consist of notes payable and long-term debt, approximates fair value due to the availability of such debt at interest rates similar to rates currently paid by the Company.

      Accounts Receivable - Accounts receivable are presented net of an allowance for doubtful accounts of $51,000 and $5,000 at September 30, 1998 and 1997, respectively, and net of an allowance for returns of $90,000 and $75,000 at September 30, 1998 and 1997, respectively.

      Available-for-Sale Security - In the 1997 fiscal year the Company held securities that consisted of 108,500 shares of common stock of a publicly held company. The publicly held company also owned 48,000 shares of Naturade. During fiscal year 1998 the two companies exchanged the stock each held in the other company. A gain of $166,125 was recorded on the transaction based on the market value on the exchange date and is included in other income.

      The security was presented at the fair market value of $217,000 at September 30, 1997, based on quoted market prices as of that date. The original cost of the security was $78,000, and the gross unrealized gain included in stockholders' equity amounted to $139,000 at September 30, 1997.

      Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization, which are computed using the straight-line method over the lesser of related lease terms or the estimated useful lives of such assets as set forth in the following table:

               Classifications                                     Life
               ---------------                                     ----
         Building and improvements                              5-27 Years
         Machinery and equipment                                5-10 Years
         Furniture and fixtures                                 5 Years
         Vehicles                                               5 Years

      Intangible Assets - Intangible assets consist of trademarks, copyrights and other intangible assets with a total combined cost of $1,335,052 at September 30, 1998 and 1997. These intangible assets are being amortized using the straight-line method over lives ranging from 15 to 25 years. Accumulated amortization at September 30, 1998 and 1997 amounted to $214,464 and $157,546, respectively.

      Income Taxes - Income taxes are provided for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income tax expense includes income taxes payable for the current year and certain deferred income taxes resulting from temporary differences between assets and liabilities for income tax purposes and for financial statement purposes. The carrying value of deferred income tax assets is determined based on an evaluation of whether the realization of such assets is more likely than not.

      Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable based on undiscounted future cash flows. If long-lived assets are impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

      Income (Loss) per Share -The Financial Accounting Standards Board ("FASB") has issued Statement No. 128, "Earnings Per Share ("EPS")," which became effective for periods ending after December 15, 1997. This statement requires restatement of all prior period EPS data presented. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS and requires dual presentation of diluted EPS on the face of the income statement for all entities with potential common shares. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

      Research and Development - Research and development costs are included in costs and expenses when incurred and amounted to $279,370, $134,807 and $123,643 for the years ended September 30, 1998, 1997 and 1996, respectively.

      Advertising - The Company expenses the cost of advertising as incurred. Advertising expense amounted to $1,448,390, $519,811 and $329,259 for the years ended September 30, 1998, 1997 and 1996, respectively.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications - Certain reclassifications were made to prior statements to conform to the current year presentation.

2.    INVENTORIES

      Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 1998 and 1997 consisted of the following:

                                              1998         1997
                                              ----         ----
      Raw materials                        $1,327,853   $1,617,121
      Finished goods                          630,087      796,500
                                           ----------   ----------
                                           $1,957,940   $2,413,621
                                           ==========   ==========



      Following the Health Holdings transaction on December 15, 1997 (see Note
      15), a comprehensive assessment of the business and corporate assets was presented to the Board of Directors on February 18, 1998, resulting in the establishment of a new strategic direction. Analysis of the Company's product line, including sales history, margin contribution, inventory turns and competitive position resulted in the decision to write off and physically dispose of inventory totaling $463,000.

3.    PROPERTY AND EQUIPMENT

      Property and equipment at September 30, 1998 and 1997 consisted of the following:

                                                          1998          1997
                                                          ----          ----

      Land                                            $  318,533    $  318,533
      Building and improvements                        1,909,628     1,909,628
      Machinery and equipment                            510,049       500,771
      Automobiles                                         81,113       112,374
                                                      ----------    ----------
      Total                                            2,819,323     2,841,306
      Less accumulated depreciation and amortization     801,176       729,500
                                                      ----------    ----------
      Property and equipment, net                     $2,018,147    $2,111,806
                                                      ==========    ==========


      Building and improvements include a capitalized lease of $691,333 at September 30, 1998 and 1997. The related accumulated amortization on this capitalized lease is approximately $108,000 and $78,000 at September 30, 1998 and 1997, respectively. Amortization expense on capitalized leases is included with depreciation expense on owned assets.

4.    LINE OF CREDIT

      The Company has a $1,500,000 line of credit agreement with a bank. Interest on borrowings under the agreement, which is payable monthly, is charged at the prime rate (8.5% at September 30, 1998) plus 1%. The agreement expires February 1999. The agreement is collateralized by substantially all of the Company's assets. Borrowings under this agreement totaled $1,450,000 and $1,150,000 at September 30, 1998 and 1997,
      respectively.

5.    LONG-TERM DEBT

      Long-term debt consists of the following at September 30, 1998 and 1997:

                                                          1998          1997
                                                          ----          ----

Note payable due in monthly installments of $10,639,
   including interest, through June 2000, at which
   time the remaining principal and interest are
   due. Borrowings bear interest at the prime rate
   (8.5% at September 30, 1998) plus 1% and are
   adjusted annually. The note is secured by the
   land and building and is guaranteed by the
   Company                                             $1,209,501    $1,224,527

Note payable due in monthly installments of $5,755,
   including interest, through May 2000, at which
   time the remaining principal and interest are
   due. Borrowings bear interest at the prime rate
   (8.5% at September 30, 1998) plus 1.5% and are
   adjusted annually. The note is secured by the
   Company's land and building                            106,936       162,261

Notes payable due to a former stockholder's estate.
   Borrowings bear interest at 8% and are due in
   monthly installments of $12,616, including
   interest, through February 2005. One note for
   $170,125 is unsecured and subordinated to all
   other debt, whereas the other note for $444,865
   is secured by a fourth trust deed on the
   Company's land and building                            614,990       710,904

Note payable to the bank bearing interest at 10%.
   Due in monthly installments of $1,229,
   including interest, through July 1999. Secured
   by substantially all the Company's assets               11,337        24,241

Note payable to an individual bearing interest at an
   imputed rate of 10%, due in monthly
   installments of $3,000, including interest
   through December 1998                                    8,585        41,222

Capitalized lease obligation (Note 6)                     251,080       242,583

Other notes payable                                        11,474        25,027
                                                       ----------    ----------
Total                                                   2,213,903     2,430,765
Less current portion                                      202,380       194,857
                                                       ----------    ----------
Long term portion                                      $2,011,523    $2,235,908
                                                       ==========    ==========

      A summary of long-term debt maturities, including capitalized lease obligation (see Note 6), is as follows: 1999, $202,380; 2000, $958,192;
      2001, $134,425; 2002, $145,074; 2003, $101,665; and thereafter, $672,167.

      In June 1995, the Company refinanced the debt on the Company's 67% ownership in its building and land. In connection with the refinancing, the Company agreed to be the sole obligor on 100% of the debt secured by the building and land. The Company has recorded the full amount of the refinanced notes in long-term debt and has recorded notes receivable from the 33% owner of the building and land. The owner of the 33% interest is the Company's president. The balance of the receivable at September 30, 1998 and 1997 is $421,846 and $436,320, respectively. The note receivable is due in monthly installments of approximately $4,500 and bears interest at the same rates prevailing as the debt. The note receivable is offset against the capitalized lease obligation.

6.    CAPITALIZED LEASE OBLIGATION

      The Company leases 33% of a building from its president at a monthly rate of $8,339 under a ten-year lease agreement that expired in July 1998 and has been extended on a month-to-month basis on the same terms. The Company is the sole obligor on the president's portion of the note payable on the building and has recorded the lease as a capital lease over the 23.5-year fully amortized term of the note. The Company has also recorded a related receivable from the president for his portion of the note payable on the building. In connection with this receivable, the Company has an agreement with the president granting a right of offset between the receivable from the president and the capitalized lease obligation; therefore, the receivable has been netted against the capitalized lease obligation, which is included in long-term debt (see Note 5).

      The discount on capital lease obligation represents the difference between the present value of the minimum lease payments and the amount that was recorded to capitalize the building at its fair value. The discount is being amortized over 23.5 years using the interest method.

      The following is a schedule by years of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of September 30, 1998:

          1999                                                     $ 100,068
          2000                                                       100,068
          2001                                                       100,068
          2002                                                       100,068
          2003                                                       100,068
          Thereafter                                               1,484,342
                                                                   ---------

          Total minimum lease payments                             1,984,682
          Amount representing interest at 10%                      1,122,842

          Present value of minimum lease payments                    861,840
          Discount on capitalized lease obligation                   188,914
                                                                   ---------
                                                                     672,926
          Less note receivable from president with right of offset   421,846
                                                                   ---------
                                                                   $ 251,080
                                                                   =========

7.    STOCKHOLDERS' EQUITY

      Convertible Preferred Stock - In connection with the Health Holdings transaction described in Note 15, the Company sold 1,250,024 shares of its Series A preferred stock. The shares pay no dividends except in the event of a liquidation or reorganization of the Company. While convertible, the shares have full voting rights with the common stock on an "as converted" basis.

      Through and until December 15, 2007, each preferred share is convertible in accordance with the following terms. Upon the issuance by Naturade of 45 common shares pursuant to the exercise of any warrant, option, contract or similar right, outstanding on November 21, 1997, 55 preferred shares shall immediately become and remain convertible at a conversion price equal to the average exercise price of the corresponding 45 common shares. Conversely, if any outstanding warrant, option, contract or similar right to purchase common shares expires unexercised on or prior to December 15, 2007, the corresponding number of preferred shares (on a 55 for 45 basis) shall become redeemable at par.

      In the event that, prior to December 15, 2007, (1) any person other than the majority stockholder of Health Holdings or an affiliate acquires 15% or more of the common stock, (2) the Company is party to any merger, consolidation, in each case into or with a person other than Health Holding's majority stockholder or an affiliate, (3) the Company sells all or substantially all of the assets of the Company to a person other than the majority stockholder of Health Holdings or an affiliate, (4) the Company makes an offering or offerings of the Company' securities, the aggregate gross proceeds of which are in excess of $10,000,000, the preferred shares become and remain convertible at an exercise price of $1.45 per share.

      Stock Warrants - As part of a restructuring of the Company in 1991, holders of 2,369,250 shares of old common stock of the Company exchanged their shares and received one share of new common stock for one share of old common stock and one Class A warrant and one Class B warrant for seven shares of old common stock. Any fractional warrants computed were rounded to the nearest whole number. All shares of old common stock were then canceled.

      One Class A warrant allowed for the purchase of one share of common stock for $1.00 (lowered from $1.50 to $1.00 on October 20, 1993) until December 31, 1996. At December 31, 1996, 102,383 unexercised Class A warrants expired.

      One Class B warrant allows for the purchase of one share of common stock for $3.00 per share until December 31, 1998. The Company expects to extend the expiration date of its Class B stock warrants to March 1, 1999. A summary of the activity of Class A and Class B stock warrants is as follows:

                                                  Class A     Class B
                                                  Warrants    Warrants
                                                  --------    --------
      Outstanding October 1, 1996                  306,601     337,747
       Warrants exercised                         (204,218)
       Warrants expired                           (102,383)
                                                  --------     -------
      Outstanding, September 30, 1997                          337,747
       Warrants exercised                                      (12,286)
                                                  --------     -------
      Outstanding, September 30, 1998             $   -        325,461
                                                  ========     =======

      Employee Stock Option Plan - During February 1998, the Company adopted an Incentive Stock Option Plan (the "Plan") to enable participating employees to acquire shares of the Company's common stock. The Plan provides for the granting of incentive stock options up to an aggregate of 575,000 shares. The actual amount of incentive stock options that may be granted to employees is determined by the Administrative Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan may be exercised ratably over a five-year period from the date of grant. The Company has granted 255,000 incentive options under the Plan as of September 30, 1998 at the weighted average exercise price of 4.00.

      Director Stock Options - In 1995, stock options to purchase 80,000 shares of the Company's stock were granted to members of the Board of Directors at an exercise price of $1.07. The options expire one year after the departure of the Director from the Board of Directors and are exercisable on the grant date at an price equal to the average bid price of the Company's stock for the thirty (30) day period ending December 31 of the year preceding the grant of such options. In January 1996, 40,000 options were issued to board members who served a full year. These options were granted at an exercise price of $1.72. In February 1997, 50,000 options were issued to board members who served a full year. These options were granted at an exercise price of $1.96. In January 1998, 19,998 options were issued to board members who served a full year at an exercise price of $4.63. During April 1998, an additional 51,000 shares were issued to a board member at an exercise price of $4.05.

      Stock Compensation - The Company has granted stock options to certain of its officers and a minority stockholder/consultant totaling 330,000 shares. These options expire at various dates as follows: 140,000 shares on the earlier of the date the officer is terminated for cause or one year after the date the officer leaves employment of the Company; 60,000 shares in January 2000; 100,000 shares five years from the date of the option grant, which ranges from 1999 to 2003; and 30,000 in 2008, which vest over the next five years as of September 30, 1998. In September 1997, one of the officers passed away, resulting in the expiration of 80,000 shares in September 1998.

      During December 1997, the Company issued 19,000 shares of stock to certain employees at $1.88 per share and recorded compensation expense in the amount of $35,796.

      A portion of the stock and options issued to employees includes a compensation element that is measured and recorded by the difference on the date of grant between the exercise price of the stock options and the fair market value of a share of common stock, which is assumed to be the quoted price at the grant date under APB Opinion 25. Stock options issued in connection with a consulting agreement included a compensation element that was measured using its fair value. In connection with the stock options granted during 1998, 1997 and 1996, $79,720, $85,492 and $19,900, respectively, were recorded as compensation expense and contributed capital in the accompanying financial statements.

      Stock Option Summary - A summary of the Company's outstanding stock options is as follows:

                                                                   Weighted
                                        Number of  Option Price  Average Price
                                         Shares      per Share     per Share
                                        ---------  ------------  -------------
      Outstanding at October 1, 1995     320,000   $0.50 - $1.50    $ 0.93
        Granted                          120,000   $0.77 - $1.72    $ 1.40
                                         -------
      Outstanding at September 30, 1996  440,000   $0.50 - $1.72    $ 1.06
        Granted                          110,000   $1.50 - $2.56    $ 1.94
                                         -------
      Outstanding at September 30, 1997  550,000   $0.50 - $2.56    $ 1.23
        Granted                          395,998   $2.83 - $4.63    $ 3.78
        Expired                          (80,000)  $1.50 - $1.50    $ 1.50
                                         -------
      Outstanding at September 30, 1998  865,998   $0.50 - $4.63    $ 2.37
                                         =======   =====   =====    ======

      Weighted average grant-date fair value of options granted during the years ended September 30, 1998, 1997 and 1996 are $2.09, $1.42 and $0.25,
      respectively.

      The following table summarizes information about stock options outstanding at September 30, 1998:

                                     Weighted
                                      Average     Weighted            Weighted
                                     Remaining     Average             Average
         Range of         Options  Contract Life  Exercise   Options   Exercise
      Exercise Prices   Outstanding   in Years     Price   Exercisable  Price
      ---------------   -----------   --------     -----   -----------  -----
       $0.50 - $0.75       60,000       N/A        $ 0.58     60,000    $ 0.58
       $0.77 - $1.07      240,000        1         $ 0.93    240,000    $ 0.93
       $1.18 - $1.72      100,000        2         $ 1.49    100,000    $ 1.49
       $1.96 - $2.83       90,000       N/A        $ 2.29     90,000    $ 2.29
       $3.00 - $4.63      375,998        4         $ 3.82     90,000    $ 3.59
                          -------                            -------
                          865,998                            580,998
                          =======                            =======

      SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has elected the alternative of continued use of APB No. 25. Had the compensation cost for the Company stock-based compensation plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                                                 1998        1997       1996
                                                 ----        ----       ----

      Net (loss) income        As reported   $(4,109,815)  $ 248,295  $ 166,158
                               Pro forma     $(4,295,585)  $ 205,385  $ 123,725

      Earnings per share       As reported   $     (0.84)  $    0.08  $    0.06
                               Pro forma     $     (0.88)  $    0.06  $    0.04

      The fair value for each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.39 to 5.88, 6.45 to 6.58, and 5.41 to 6.64 percent; dividend yield of zero for each year; expected weighted average lives of 3, 2, and 3 years; and volatility of 45%, 61% and 76%, respectively.

8.    INCOME TAXES

      The provision for income taxes charged (credited) to income for 1998, 1997 and 1996 consists of the following:

                                      1998        1997       1996
                                      ----        ----       ----
      Current:
       Federal                      $(113,967)   $115,400   $ 65,000
       State                            2,889      20,600
                                    ---------    --------   --------
      Total current                  (111,078)    136,000     65,000
                                    ---------    --------   --------
      Deferred:
       Federal                        124,202      24,600    (27,000)
       State                           22,326       4,400
                                    ---------    --------   --------
      Total deferred                  146,528      29,000    (27,000)
                                    ---------    --------   --------
      Total provision               $  35,450    $165,000   $ 38,000
                                    =========    ========   ========

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes and change in accounting principle due to the following:

                                                    1998         1997     1996
                                                    ----         ----     ----
      Computed tax (benefit) expense            $(1,426,038)  $141,000  $71,500
      Increase (decrease) in income taxes
       resulting from:
       Reorganization value amortization                                  1,600
       Nondeductible expenses                         6,800      6,000   11,700
       State income taxes, net of federal
          tax benefit                                16,642     46,000   12,200
       Other                                        (43,560)   (28,000)   3,200
       Change in valuation allowance              1,481,606             (62,200)
                                                -----------   --------  -------
                                                $    35,450   $165,000  $38,000
                                                ===========   ========  =======

      Net deferred tax assets consist of the following components as of September 30, 1998 and 1997:

                                            1998                   1997
                                     Deferred Income Tax    Deferred Income Tax
                                     --------------------   -------------------
                                     Assets   Liabilities   Assets  Liabilities

      Current:
        Uniform capitalization      $   64,712   $    -    $ 72,140    $  -
        Allowance for bad debt          21,849                2,165
        Allowance for returns           38,556               32,475
        Accrued vacation                15,959               13,806
        Accrued bonuses                 21,119               10,986
        Inventory reserve               85,680
        State taxes                        272               16,867
        AMT Credit C/F                                       10,075
        Valuation allowance           (248,147)
                                    ----------   --------  --------    --------
      Total current                                         158,514
                                    ----------   --------  --------    --------
      Noncurrent:
        Net operating losses
           and credits               1,165,962
        Depreciation                              (18,530)               (4,232)
        Stock options                   86,027               52,433
        Available-for-sale security                                     (60,187)
        Valuation allowance         (1,233,459)
                                    ----------   --------  --------    --------
      Total noncurrent                  18,530    (18,530)   52,433     (64,419)
                                    ----------   --------  --------    --------
      Total                         $   18,530   $(18,530) $210,947    $(64,419)
                                    ==========   ========  ========    ========

9.    COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

      Employment Agreements - In connection with the acquisition of a 55% interest in the Company by Health Holdings Inc. (see Note 15), a four-year employment, consulting, and non-competition agreement was executed December 1997 with the Company's president, which provides an annual salary of $180,000, $144,000, 115,200 and $92,169 for the first, second, third and fourth 12-month periods, respectively.

      The Company has a four-year employment agreement with its chief executive officer that began March 1998. The agreement provides for an annual salary of $200,000 and a 1998 bonus of $58,000. Future bonus arrangements will be negotiated each year and will be based on certain earnings and revenues objectives with a target amount of approximately one-half of the employee's annual salary. The agreement also provides for a noninterest-bearing loan of $600,000 and reimbursement of expenses in connection with the sale and purchase of the employee's residence.

      Consulting Agreements - In 1996, the Company renewed a consulting agreement with a stockholder, which expires in January 2000. The agreement requires minimum monthly payments of $1,500 and annual grants of stock options (see Note 7). The Company's payments for consulting fees to this stockholder for 1998, 1997 and 1996 totaled $19,300, $50,550 and $37,625, respectively.

      In connection with the acquisition of a 55% interest in the Company by Health Holdings, Inc. (see Note 15), the Company is committed to a consulting agreement with an affiliate of Health Holdings for $300,000 per year payable quarterly. The agreement is automatically renewable for successive one-year terms so long as the affiliate or any if its affiliates owns 25% or more of the Company.

      Operating Leases - The Company rents property and equipment under certain noncancelable operating leases. The total minimum rental commitments at September 30, 1998 under these leases for the respective years ending September 30 are: 1999, $107,151; 2000, $105,498; 2001, $62,913; 2002,
      $36,475; and 2003, $2,961. Rent expense for 1998, 1997 and 1996 totaled
      $124,000, $51,088 and $55,000, respectively.

      Legal Proceedings - The Company is one of two remaining defendants in a proceeding initiated by the Trustee in the Chapter 7 Bankruptcy case of Performance Nutrition, Inc. ("PNI") on October 3, 1997. The Trustee contends that the Company wrongfully participated in alleged breaches of fiduciary duty by PNI management for failing to maximize the value of PNI's assets. The Trustee alleges the Company aided and abetted a breach of fiduciary duty by PNI management, conspired to breach fiduciary duty and tortious interference with contract. The Trustee seeks an unspecified amount of compensatory exemplary damages from the Company. The Company has categorically denied any wrongdoing or liability in this matter and has asserted several affirmative defenses and counterclaims.

      The trial of the proceeding ended on October 30, 1998. The bankruptcy court presiding over the Proceeding is considering the matter and has not announced a decision. Management continues to believe that the Trustee's claims lack substantive merit. However, all litigation contains an element of uncertainty, and it is not possible to determine at this time whether the ultimate outcome of the Proceeding will have a material adverse effect on the Company's results of operations or financial condition.

      In addition to the above-described litigation, the Company is party to various claims and litigation that arise in the normal course of business. While any litigation contains and element of uncertainty, management believes that the ultimate outcome of theses claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.

10.   MAJOR CUSTOMER

      During 1998, 1997 and 1996 the Company had sales to a customer in excess of 10% of the Company's total net sales. Sales to this customer were approximately 23%, 24% and 27% for 1998, 1997 and 1996, respectively. Accounts receivable from this customer were approximately $415,950 and $393,000 at September 30, 1998 and 1997, respectively.

11.   STATEMENT OF CASH FLOW INFORMATION

      Noncash Transactions - In December 1997, in connection with the acquisition of the Company's shares by Health Holdings, the management of the Company decided to exchange its shares of common stock in Dallas Gold & Silver Exchange, Inc. ("Dallas Gold"), a shareholder of the Company, for shares of Naturade stock held by the shareholder. The Company exchanged 108,500 shares of Dallas Gold stock for 48,000 shares of Naturade stock. The Company recorded a gain of $166,125 on the exchange, which is included in other income.

12.   ACQUISITION OF INTANGIBLES

      In June 1997, the Company purchased trademark names, customer list, formulas to produce the trademark names, and the Corporate name "Performance Nutrition, Inc." by issuing 500,000 shares of its common stock valued at $1,014,000, which approximated market value on the date of the purchase. These intangible assets were acquired from a wholly owned subsidiary of Dallas Gold & Silver Exchange, Inc., a shareholder of the Company, which had acquired the assets for cash in June of 1997. The Company determined that the assets acquired did not constitute a business. The Company believes these intangibles will generate future benefit to the business and amortizes them over a 25-year period.

13.   GEOGRAPHIC SEGMENT DATA

      The Company exports products to several international customers. A summary of net sales, summarized by geographic areas, is as follows:

       Net Sales
        for the
      Years Ended
      September 30  Domestic   Arabia   Korea    China  International  Total
      ------------  --------   ------   -----    -----  -------------  -----

        1998      $12,125,650 $482,854 $ 39,648 $417,975  $440,845  $13,506,972
        1997       11,625,538  157,956  224,525     -      570,400   12,578,419
        1996        9,403,139     -     431,593     -      270,800   10,105,532

14.   JOINT VENTURE

      In November 1994, the Company entered into a joint venture named "DermaRay International, LLC" with Harrier Inc., a company engaged in the development and sale of technologies and products in the health, fitness and medical markets. At September 30, 1997, the Company's 50% interest in the joint venture accounted for under the equity method was $62,128 and included in other assets.

      An asset transfer agreement and plan of liquidation and dissolution was executed by the partners of DermaRay International, LLC in June 1997. According to the terms of the agreement, the joint venture was dissolved, and the remaining assets, which included 100,000 shares of the Company's stock, were distributed to the Company in June 1998. Such shares have been cancelled and are no longer issued or outstanding. At September 30, 1998, the distributed net assets were not significant.

      The Company rented a portion of its building to the joint venture under a month-to-month operating lease that ended April 30, 1997. The total rental income in 1998, 1997 and 1996 was $0, $17,500 and $21,000, respectively.

15.   ACQUISITION BY HEALTH HOLDINGS AND BOTANICALS INC.

      In December 1997, the Company entered into an agreement with Health Holdings and Botanicals Inc., ("Health Holdings"), according to which Health Holdings purchased 2,023,222 newly issued common shares and 1,250,024 preferred shares of the Company's stock, which provided Health Holdings 55% of the Company's stock, for total proceeds of $6,000,00. Additionally, 858,473 shares of common stock were purchased from the majority stockholders. As described in note 7, in order to maintain Health Holding's 55% ownership in the Company, the preferred shares are convertible with the issuance of the Company's stock upon exercise of option, warrant, contract, or other similar right outstanding on November 21, 1997. The preferred shares are also convertible upon the occurrence of a Control Event, as defined.

16.   COSTS AND EXPENSES

      New Product Design Costs - Following the Health Holdings transaction as described in Note 15, the Company conducted a comprehensive review and assessment of the business, resulting in the establishment of a new strategic direction. This direction called for the Company to aggressively invest in products designed for the mass market. The Company conducted extensive market research and retained product development consultants and incurred other expenses in this effort. The Company views these expenses as an investment in the future direction of Naturade. These expenses included $82,964 for market research and $360,369 for product development consultants and other costs.

      Special Legal Expense - As more fully described in Note 9, the Company is one of two remaining defendants in adversary proceedings initiated by the Trustee in the Chapter 7 Bankruptcy case of PNI. The Company has vigorously contested the Trustee's claims and has incurred certain attorneys' fees and costs in its defense totaling $527,638.

      Transaction Costs - As more fully described in Note 15, the Company entered into an agreement with Health Holdings whereby Health Holdings acquired 55% of the Company's stock. As part of this equity transaction, certain legal fees and consulting costs were incurred by the Company and Health Holdings totaling $261,964, which are not expected to recur.

17.   401(k) PLAN

      The Company has a 401(k) plan that is available to all employees of the Company who meet certain age and length of service requirements. The plan provides for Company matching contributions equal to 25% of each employee participant's contribution not to exceed 6% of the employee participant's compensation. The Company's contribution to the plan was $11,393, $11,831 and $6,823 for the years ended September 30, 1998, 1997 and 1996, respectively.

                                     ******

                                     INDEX TO EXHIBITS

           Document                                                       PG #
           --------                                                       ----

2          Stock Purchase Agreement, dated as of                           N/A
           December 15, 1997 (the "Stock Purchase
           Agreement"), by and among the Company, Allan
           Schulman, L.S. Smith, Dallas Gold & Silver
           Exchange, Inc. ("DGSE"), Barry M. Zwick and
           Health Holdings and Botanicals, Inc. ("HHB"), incorporated by reference to the Company's
           Current Report on Form 8-K filed on
           December 23, 1997.

3.1        Certificate of Incorporation of Naturade, Inc.,                 N/A
           together with Amendments and Certificate of Designations relating thereto incorporated by reference to the Company's Form 10-K Annual
           Report filed for fiscal 1997 and the exhibits and attachments thereto.

3.2        Bylaws of Naturade, Inc., as Amended                            N/A
           incorporated by reference to the Company's Form
           10-K Annual Report filed for fiscal 1997 and the exhibits and attachments thereto.

4.1        Registration Rights Agreement, dated as of                      N/A
           December 15, 1997, by and between the
           Company and HHB, incorporated by reference to the Company's Current Report on Form 8-K as filed on December 23, 1997.

4.2        Form of Class B Warrant Certificate,                            N/A
           incorporated by reference to the Company's Form
           10-K Annual Report filed for Fiscal 1991 and the
           Exhibits and Attachments thereto.

10.1       Consulting Agreement, dated as of December 12,                  N/A
           1997, by and between the Company and Doyle &
           Boissiere LLC, incorporated by reference to the Company's Current Report on Form 8-K filed
           December 23, 1997.

10.2       Mutual Option Agreement, dated as of December 15,               N/A
           1997, by and between the Company and Allan
           Schulman, incorporated by reference to the Company's Current Report on Form 8-K as filed
           December 23, 1997.

10.3       Employment, Consulting and Non-Competition                      N/A
           Agreement, dated as of December 12, 1997, by and between the Company and Allan Schulman, incorporated by reference to the Company's
           Current Report on Form 8-K as filed December 23,
           1997.

10.4       Form of Option Agreement for Purchase of                        N/A
           Naturade, Inc. Common Stock for Directors, incorporated by reference to the Company's Form
           10-K Annual Report filed for Fiscal 1995 and the
           Exhibits and Attachments thereto.

10.5       Form of Broker Agreement between NPI and                        N/A
           Domestic Brokers, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1991 and the Exhibits and Attachments thereto.

10.6       Consulting Agreement with Dr. L.S. Smith,                       N/A
           incorporated by reference to the Company's Form
           10-Q Report filed for the quarterly period ended
           March 31,1994 and the Exhibits and Attachments thereto.

10.7       Addendum to Consulting Agreement with L.S.                      N/A
           Smith dated as of November 13, 1996,
           incorporated by reference to the Company's Form
           10-K Annual Report filed for fiscal 1997 and the exhibits and attachments thereto.

10.8       Amendment dated May 2, 1995 to Agreement For                    N/A
           Purchase of Stock and Real Property dated
           January 1, 1995, incorporated by Reference to the Company's Form 10-Q Report filed for quarterly period ended December 31, 1994 and Exhibits and Attachments thereto.

10.9       Open Line of Credit with South Bay Bank,                        N/A
           incorporated by reference to the Company's Form
           10-K Annual Report filed for Fiscal 1995 and the
           Exhibits and Attachments thereto.

10.10      Open Line of Credit with South Bay Bank dated                   N/A
           as of February 21, 1997, in the principal amount of $1,200,000 incorporated by reference to the Company's Form 10-K Annual Report filed for fiscal 1997 and the exhibits and attachments thereto.

10.11      Open Line of Credit with South Bay Bank dated                   N/A
           as of September 24, 1997, in the principal amount of $1,500.000, incorporated by reference to the Company's Form 10-K Annual Report filed for fiscal 1997 and the exhibits and attachments thereto.

10.12      Settlement Agreement with Neal D'Agostino                       N/A
           dated November 30, 1995, incorporated by reference to the Company's Form 10-K Annual
           Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

10.13      Lease Agreement between NPI and Messrs.                         N/A
           Schulman and Becker, incorporated by reference to the Company's Form 10-K Annual Report filed for Fiscal 1991 and the Exhibits and Attachments thereto, and the First Amendment to Lease, dated as of December 15, 1997, by and among Allan
           Schulman and the Registrant (collectively as landlord) and the Company (as tenant), incorporated by reference to the Company's
           Current Report on Form 8-K as filed
           December 23, 1997.

10.14      Asset Transfer Agreement and Plan of                            N/A
           Liquidation and Dissolution, dated as of June
           30, 1997, by and among Harrier, Inc., a Delaware corporation, the Company and DermaRay
           International, L.L.C., a California limited liability company incorporated by reference to the Company's Form 10-K Annual Report filed for fiscal 1997 and the exhibits and attachments thereto.

10.15      Naturade, Inc. 1998 Incentive Stock Option Plan,                N/A
           incorporated by reference to the Company's Form
           10-Q Report filed for the quarterly period ended
           March 31, 1998 and the exhibits and attachments thereto.

10.16      Incentive Stock Option Plan with Bill D. Stewart                N/A
           dated March 2, 1998, incorporated by reference to the Company's Form 10-Q Report filed for the quarterly period ended March 31, 1998 and the exhibits and attachments thereto.

10.17      Incentive Stock Option Plan with Ronald Ahrens                  N/A
           dated April 20, 1998, incorporated by reference to the Company's Form 10-Q Report filed for the quarterly period ended March 31, 1998 and the exhibits and attachments thereto.

10.18      Employment Contract with Bill D. Stewart, CEO                   N/A
           dated March 2, 1998 incorporated by reference to the Company's Form 10-Q Report filed for the quarterly period ended March 31, 1998 and the exhibits and attachments thereto.

23.1       Consent of Rose, Snyder & Jacobs, dated
           December 22, 1998.                                               64

23.2       Consent of McGladrey & Pullen, LLP, dated
           December 28, 1998.                                               65

27         Financial Data Schedule                                          66

                                                                   Exhibit 23.1
                                                                   ------------


                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------




We hereby consent to the use of our audit report, dated November 5, 1997, in this Annual report on Form 10-K to be filed on behalf of Naturade, Inc.





/s/ Rose, Snyder & Jacobs
-------------------------
Rose, Snyder & Jacobs
Encino, CA


December 22, 1998

                                                                   Exhibit 23.2
                                                                   ------------


                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------



We consent to the use of our audit report, dated October 31, 1996, in connection with the Annual Report on Form 10-K to be filed on behalf of Naturade, Inc.



/s/ McGladrey & Pullen, LLP
---------------------------
McGladrey & Pullen, LLP

Anaheim, California
December 28, 1998