Form 10-Q
period 1998-12-31
NATURADE INC
filed 1999-02-16
CIK 797167

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                                     FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended December 31, 1998
                                         or
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  October 1, 1998 to December 31, 1998
                                     ---------------    -----------------

                          Commission File Number 33-7106-A

                                   NATURADE, INC.
               (Exact name of registrant as specified in its charter)

            DELAWARE                                   23-2442709
            --------                                   ----------
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
Yes X  No
   ---   ---
                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,333,731 shares as of January 31, 1999.


                              Exhibit Index on Page 14

                                     FORM 10-Q
                                  QUARTERLY REPORT
                          Quarter Ended December 31, 1998

          On June 29, 1998, the Board of Directors of Naturade, Inc., voted to change the Company's fiscal year end from September 30 to December 31, effective the calendar year beginning January 1, 1999. A transition period from October 1, 1998 through December 31, 1998 will precede the start of the new fiscal year and is presented herewith. Under the new fiscal calendar, the Company's quarters will each be comprised of three calendar months ending March 31, June 30, September 30 and December 31. The first quarterly report affected by this change will be the 10-Q Report for the "new" first quarter of 1999 ending on March 31, 1999, and the first annual report affected by this change will be the 10-K Report for the "new" fiscal year ending December 31, 1999.

                                 TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I:   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets  at December 31, 1998                          3
               (unaudited) and September 30, 1998 (audited)

               Statements of Operations for the three month                  5
               periods  ended December 31, 1998 (unaudited)
               and December 31, 1997 (unaudited)

               Statements of Cash Flows for the three month                  6
               periods ended December 31, 1998 (unaudited)
               and December 31, 1997 (unaudited)

               Notes to Financial Statements                                 7


     Item 2.   Management's Discussion and Analysis of Financial            10
               Condition and Results of Operations


PART II:  OTHER INFORMATION

     Item 1.   Legal Proceedings                                            11

     Item 2.   Changes in Securities                                        11

     Item 3.   Defaults upon Senior Securities                              11

     Item 4.   Submission of Matters to a Vote of Security Holders          11

     Item 5.   Other Information                                            11

     Item 6.   Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                  13

                            PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                    NATURADE, INC.
                                    Balance Sheets


                                        ASSETS

                                                                  December  31, 1998  September 30, 1998
                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                        $842,029            $1,975,513
     Accounts receivable                                             1,294,612             1,419,293
     Notes receivable                                                       -                     -
     Related party receivable                                          600,000               600,000
     Inventories                                                     2,093,981             1,957,940
     Refundable income taxes                                           163,416               163,416
     Prepaid expenses and other current assets                         325,853               208,901
                                                                    ----------            ----------

          Total current assets                                       5,319,891             6,325,063

Property and equipment, net                                          1,981,326             2,018,147
Intangible assets, net                                               1,106,358             1,120,588
Other assets                                                           116,014                84,671
                                                                    ----------            ----------

          Total assets                                              $8,523,589            $9,548,469
                                                                    ----------            ----------
                                                                    ----------            ----------

                 See accompanying notes to financial statements.

                            PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  December  31, 1998  September 30, 1998
                                                                    (Unaudited)
Current  liabilities:
     Accounts payable                                                 $891,069            $1,011,165
     Accrued expenses                                                  565,794               545,209
     Notes payable                                                   1,450,000             1,450,000
     Current portion of long-term debt                                 193,383               202,380
                                                                    ----------            ----------

          Total current liabilities                                  3,100,246             3,208,754
                                                                    ----------            ----------

Long-term debt, less current maturities                              1,964,324             2,011,523
                                                                    ----------            ----------

Commitments and contingencies                                               -                     -

Stockholders' equity:

     Common stock, par value $0.0001 per share;
     authorized, 50,000,000 shares; issued and outstanding,
     5,273,731  (5,203,731 at September 30, 1998)                          527                   520

     Preferred stock, par value $0.0001 per share;
     authorized, 2,000,000 shares; issued and outstanding,
     1,250,024                                                             125                   125

     Additional paid-in capital                                      7,453,201             7,375,708
     Retained earnings (accumulated deficit)                        (3,994,834)           (3,048,161)
                                                                    ----------            ----------

          Total stockholders' equity                                 3,459,019             4,328,192
                                                                    ----------            ----------

          Total liabilities and stockholders' equity                $8,523,589            $9,548,469
                                                                    ----------            ----------
                                                                    ----------            ----------

             See accompanying notes to financial statements.

                                   NATURADE, INC.
                              Statements of Operations

                                                                     Three Months        Three Months
                                                                         Ended               Ended
                                                                   December 31, 1998   December 31, 1997
                                                                       (Unaudited)        (Unaudited)

Net sales                                                             $3,597,155          $2,729,058

Cost of sales                                                          2,269,950           1,354,705
                                                                      ----------          ----------
Gross profit                                                           1,327,205           1,374,353
                                                                      ----------          ----------

Costs and expenses:
     Selling, general and  administrative expenses                     1,975,550           1,567,931
     Special legal expenses                                               90,086                   -
     Relocation expenses                                                 130,000                   -
     Other (income) expense:
       Interest expense                                                   89,981             101,147
       Miscellaneous, net                                                (11,739)           (188,361)
                                                                      ----------          ----------

         Total costs and expenses                                      2,273,878           1,480,717
                                                                      ----------          ----------

(Loss) income before income taxes                                       (946,673)           (106,364)

Provision for income taxes                                                    -              (42,546)
                                                                      ----------          ----------

Net  (Loss) income                                                     ($946,673)           ($63,818)
                                                                      ----------          ----------
                                                                      ----------          ----------

Basic (loss) earnings per share                                           ($0.18)             ($0.02)
                                                                      ----------          ----------
                                                                      ----------          ----------

Weighted average number of shares
    used in computation of basic (loss)
    earnings per share                                                 5,200,000           3,666,340
                                                                      ----------          ----------
                                                                      ----------          ----------

Diluted (loss) earnings per share                                          $0.18               $0.02
                                                                      ----------          ----------
                                                                      ----------          ----------

Weighted average number of shares
   used in computation of diluted
   (loss) earnings per share                                           5,200,000           3,666,340
                                                                      ----------          ----------
                                                                      ----------          ----------

               See accompanying notes to financial statements

                                    NATURADE, INC.

                               Statements of Cash Flows

                                                                  Three Months Ended  Three Months Ended
                                                                   December 31, 1998   December 31, 1997
                                                                      (Unaudited)         (Unaudited)
Cash flows from operating activities:
     Net  (loss) income                                               (946,673)           (63,818)
     Adjustments to reconcile net (loss) income to net cash
          (used in) provided by operating activities:
          Depreciation and amortization                                 47,178             46,748
          Deferred income taxes                                             -            (125,990)
          Loss on disposition of property and equipment                  6,363
          Net gain on exchange of available-for-sale security               -             166,125
          Changes in assets and liabilities:
             Accounts receivable                                       124,681             14,802
             Inventories                                              (136,041)            (5,533)
             Prepaid expenses and other current assets                (116,952)          (112,086)
             Other assets                                              (31,343)            (2,500)
             Accounts payable, accrued expenses and income taxes
               payable                                                 (99,511)          (141,613)
                                                                    ----------         ----------
               Net cash (used in) provided by operating activities: (1,152,298)          (223,865)

Cash flows from investing activities:
     Purchase of property and equipment                                 (2,490)           (16,541)

                                                                    ----------         ----------
               Net cash used in investing activities:                   (2,490)           (16,541)

Cash flows from financing activities:
     Net borrowings under note payable                                      -             349,809
     Payments of long-term debt, including capital lease               (56,196)           (52,628)
     Proceeds from sale of stock                                            -           5,529,707
     Proceeds from exercise of warrants                                 77,500

                                                                    ----------         ----------
               Net cash provided by financing activities:               21,304          5,826,888

Net increase (decrease) in cash and cash equivalents                (1,133,484)         5,586,482
Cash and cash equivalents, beginning of period                       1,975,513            157,585
Cash and cash equivalents, end of period                               842,029          5,744,067

Supplemental disclosures of cash flow information-
     Cash paid during the period for:
          Interest                                                     91,095              93,007

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

2. The related party advance of $600,000 represents a temporary loan to the Company's Chief Executive Officer as per employment contract dated March 2, 1998 and filed as exhibit 10.20 to the Company's Form 10-Q for the period ended March 31, 1998.

3. Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 1998 and December 31, 1998 consisted of the following:

                        September 30, 1998               December 31, 1998
                                                             Unaudited
                        ------------------               -----------------
     Raw Materials        $  1,327,853                      $    880,660
     Finished Goods            630,087                         1,213,321
                          ------------                      ------------
                          $  1,975,940                      $  2,093,981

     The December 31, 1998 inventory amounts reflect a write-off of $350,629 consisting of $275,930 of Raw Materials and $ 74,699 of Finished Goods. This write-off was based on an analysis of the Company's product line, including sales history, inventory turns and competitive position.

4. The FASB issued statement No. 128 "Earnings Per Share (EPS)" which became effective for periods ending after December 15, 1997. This statement requires restatement of all prior period EPS data presented. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS and requires dual presentation of diluted EPS on the face of the income statement for all entities with complex capital structures.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

5. The Company intends to sell its interest in its current facility which houses executive offices, manufacturing, sales, marketing and product development operations and relocate to Irvine, California. In anticipation of this move, the Company has outsourced its production requirements to several independent food processing companies. The Company has also established a $130,000 aggregate relocation amount to be paid to employees who are terminated and certain employees who continue with the Company at the new location. This amount is intended to effect as smooth a transition as possible to the new location. This relocation amount has been fully reserved at December 31, 1998 and is classified as "relocation bonus" on the December 31, 1998 Income Statement.

6. Commencing January 1, 1999, the Company has changed its fiscal year to end on December 31st. Consequently, the current reporting period of October to December 1998 is considered a transition period. The Company will prepare an annual 10-K report for the January 1, 1999 to December 31, 1999 fiscal year. For comparative purposes, the quarter ended December 31, 1998 will be included in the 10-K discussion of the December 31, 1999 fiscal year.

7. As more fully discussed under Part II, Item 1: Legal Proceedings, the Company is one of two remaining defendants in a proceeding initiated by the Trustee in the Chapter 7 Bankruptcy case of Performance Nutrition, Inc. ("PNI") on October 3, 1997. The trial of the proceeding ended on October 30, 1998. The bankruptcy court presiding over the Proceeding is considering the matter and has not announced a decision.

     On January 20, 1999 the Trustee in the PNI bankruptcy case filed a second adversary complaint against the Company, seeking recovery of $130,200 in allegedly preferential payments made to the Company by PNI prior to bankruptcy. Management continues to believe that the Trustee's claims lack substantive merit. However, all litigation contains an element of uncertainty, and it is not possible to determine at this time whether the ultimate outcome of the Proceeding will have a material adverse effect on the Company's results of operations or financial condition.

8. In early February 1999, the Company signed a 7 1/2 year lease agreement for new executive offices, sales & marketing and warehouse operations located in Irvine, Ca. The total minimum rental commitments under this lease for the respective years ending December 31 are:

          Year                        Amount
          ----                     ----------
          1999                     $  246,681
          2000                        328,908
          2001                        351,327
          2002                        358,800
          2003                        381,228
          Thereafter                1,122,756
                                  -----------
          Total                    $2,789,700

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Naturade, Inc. (the "Company" or the "Registrant") believes that the expectations reflected in such forward looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company. Such risk factors include, without limitation, the risk of changes or developments in the regulatory framework or product liability principles applicable to the Company and its products, and the risk of consolidation in the distribution channels expected to be used by the Company to distribute its products. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $1,152,298 in operating activities in the three months ended December 31, 1998.

     The Company's working capital decreased from $3,116,309 at September 30, 1998 to $2,219,645 at December 31, 1998. This decrease was largely due to the $1,133,484 reduction in cash required to fund the Company's operating losses for the three-month period ended December 31, 1998.

     Cash used for capital expenditures during the three month period ended December 31, 1998 total $2,490. The Company anticipates its capital expenditures for the three-month period ended March 31, 1999 to be approximately $100,000.

     The Company's cash provided by financing activities of $21,304 for the three month period ended December 31,1998 was the result of proceeds from the sale of warrants net of long-term debt payments.

     The Company is currently in negotiations with several asset-based lenders for an expanded line of credit. This line of credit will support the Company's working capital requirements as it expands sales into the mass market. In anticipation of this new financing, the Company has extended the current $1,500,000 line of credit agreement with South Bay Bank to May 1, 1999.

RESULTS OF OPERATIONS

     Total net sales for the three months ended December 31, 1998 increased $868,098 or 31.8% compared to the same period last year. Of this amount, domestic sales increased $123,960 or 5.5% and international sales increased $477,544 or 221.1% compared to the same period last year. In addition, initial sales of "The Chinese Way-TM-" product line were $230,478 representing the beginning of this product rollout.

     Gross profit as a percentage of sales decreased 13.5% to 36.9% of sales for the three months ended December 31,1998 from 50.4% for the same period last year. This decrease was primarily due to inventory write-off expenses which were a result of a systematic repositioning and expansion of the Company's product line, including sales history, inventory turns and competitive position. This inventory write-off reflects the Company's decision to reduce its stock keeping units and focus its growth on mass market opportunities. The total inventory write-off expenses for the three months ended December 31,1998 are $350,629, or 9.8% of sales, consisting of $275,930 of raw materials and $74,699 of finished goods. If unable to be sold, this inventory will be discarded. Contributing to the decrease in gross profit was the increased international sales which provide a lower gross profit than the Company's other product lines.

     Selling, general and administrative expenses increased $407,619 to $1,975,550 or 54.9% of sales for the three months ended December 31, 1998 from $1,567,931 or 57.5% for the same period last year. These increases were primarily the result of higher selling and marketing expenses which increased $181,596 to $1,011,162 or 28.1% of sales for the quarter, from $829,566, or
30.4% for the same period last year and higher general and administrative expenses, which increased $177,827 to $602,661, or 16.8% of sales for the quarter, from $424,784, or 15.6% of sales, for the same period last year. Shipping and receiving expenses increased $41,031 to $299,253, or 8.4% of sales for the quarter ended December 31, 1998, from $258,222, or 9.5% for the same period last year. Shipping and receiving expenses reflect the Company's continued downward trend in freight costs as a percentage of sales.

     Relocation expenses for the quarter ended December 31, 1998 were $130,000 compared to zero for the same period last year. The Company has established this amount to reflect employee termination costs and continuation bonuses to be paid when the Company relocates to its new location. These amounts are intended to effect a smooth transition and rapid settlement in the Company's new location so that the Company can focus on its new mass market customers.

     Interest expense for the quarter ended December 31, 1998 decreased $11,166 compared to the same period last year.

     Miscellaneous income for the quarter ended December 31, 1998 decreased $166,125 compared to the same period last year reflecting the sale of available for sale security in December 1997. In the 1997 fiscal year, the Company held securities that consisted of 108,500 shares of common stock of a publicly held company. The publicly held company also owned 48,000 shares of Naturade. During the quarter ended December 31, 1997, the two companies exchanged the stock each held in the other company. A gain of $166,125 was recorded on the transaction in the quarter ended December 31, 1997 based on the market value on the exchange date. No similar sale occurred in the current quarter.

     Income tax expense decreased by $42,546 for the three-month period ended December 31, 1998 compared to the same period last year due to losses for the periods and the carryback benefits of such losses.

     The net loss for the three month period ended December 31, 1998 was $946,673 compared with a net loss of $63,818 for the same period last year. The three months ended December 31, 1998 was negatively impacted by management's decision to write-off inventory valued at $350,629, reserve $130,000 for the relocation move to Irvine, California and the establishment of stronger credit and collections policy.

PART II. Other Information

     ITEM 1. Legal Proceedings

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

          On January 20, 1999 the trustee in the PNI bankruptcy case filed a second adversary complaint against the Company, seeking recovery of $130,200 in allegedly preferential payments made to the Company by PNI prior to bankruptcy. The Company believes that these payments are statutorily protected from avoidance because they were made in the ordinary course of the two companies' business relationship or were followed by new value provided to PNI by the Company.

          Management intends to vigorously contest the trustee's claims. Because all litigation contains an element of uncertainty, it is not possible to determine at this time whether the ultimate outcome of these matters will have a material adverse effect on the Company's results of operations or financial condition.

     ITEM 2. Changes in Securities

          NONE

     ITEM 3. Defaults upon Senior Securities

          NONE

     ITEM 4. Submission of Matters to a Vote of Security Holders

          NONE

     ITEM 5. Other Information

          NONE

                             PART II:  OTHER INFORMATION


ITEM 6.  (a)EXHIBITS & (b)REPORTS ON FORM 8-K - None

Exhibits

Number              Description                             Page
-----------------------------------------------------------------
 27            Financial Data Schedule                        16

Reports on Form 8-K

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


                                             NATURADE, INC.
                                             --------------
                                             (Registrant)

DATE: February 12, 1999                      By /s/ Bill D.Stewart
                                             ---------------------
                                             Bill D. Stewart
                                             Chief Executive Officer

DATE: February 12, 1999                      By /s/Lawrence J. Batina
                                             ------------------------
                                             Lawrence J. Batina
                                             Chief Financial Officer

                                   EXHIBIT INDEX

Exhibit No.                     Description                     Page No.
-----------                     -----------                     --------
   27              Financial Data Schedule                         15