Form 10-Q
period 1999-03-31
NATURADE INC
filed 1999-05-17
CIK 797167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

 (Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999
                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the transition period from  _______________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,349,084 shares as of April 30, 1999.


                            Exhibit Index on Page 14

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 1999

                                TABLE OF CONTENTS
                                -----------------

                                                                                     PAGE NO.
                                                                                     --------
PART I:           FINANCIAL INFORMATION

     Item 1.          Financial Statements

                      Balance Sheets  at March 31, 1999                                    3
                      (unaudited) and December 31, 1998 (unaudited)

                      Statements of Operations for the three month periods ended           5
                      March 31, 1999 (unaudited) and March 31, 1998
                      (unaudited)

                      Statements of Cash Flows for the three month periods ended           6
                      March 31, 1999 (unaudited) and March 31, 1998
                      (unaudited)

                      Notes to Financial Statements                                        7

     Item 2.          Management's Discussion and Analysis of Financial                    9
                      Condition and Results of Operations

PART II:          OTHER INFORMATION

     Item 1.          Legal Proceedings                                                   11

     Item 2.          Changes in Securities                                               11

     Item 3.          Defaults upon Senior Securities                                     11

     Item 4.          Submission of Matters to a Vote of Security Holders                 11

     Item 5.          Other Information                                                   11

     Item 6.          Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                                13

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





                                 NATURADE, INC.
                                 Balance Sheets


                                     Assets
                                    --------


                                                       March 31, 1999        December 31, 1998
                                                           (Unaudited)         (Unaudited)
Current assets:
         Cash and cash equivalents                           $544,339            $842,029
         Accounts receivable                                1,029,295           1,294,612
         Related party receivable                             600,000             600,000
         Inventories                                        2,071,815           2,093,981
         Refundable income taxes                              163,416             163,416
         Prepaid expenses and other current assets            444,957             325,853
                                                     -----------------    ---------------------

                 Total current assets                       4,853,822           5,319,891

Property and equipment, net                                 1,997,177           1,981,326
Intangible assets, net                                      1,092,129           1,106,358
Other assets                                                   89,735             116,014
                                                     -----------------    ---------------------

                 Total assets                               8,032,863           8,523,589
                                                     -----------------    ---------------------
                                                     -----------------    ---------------------


               See accompanying notes to financial statements.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     March 31, 1999       December 31, 1998
                                                                         (Unaudited)           (Unaudited)
Current  liabilities:
         Accounts payable                                                $1,266,199                $891,069
         Lawsuit judgment payable                                        $2,774,000                       -
         Accrued expenses                                                   431,463                 565,794
         Notes payable                                                    1,735,719               1,450,000
         Current portion of long-term debt                                  192,400                 193,383
                                                                     ---------------      ------------------

                 Total current liabilities                                6,399,781               3,100,246
                                                                     ---------------      ------------------

Long-term debt, less current maturities                                   1,916,476               1,964,324
                                                                     ---------------      ------------------

Commitments and contingencies                                                 -                       -

Stockholders' equity:

         Common stock, par value $0.0001 per share;
         authorized, 50,000,000 shares; issued and outstanding,
         5,349,084  (5,273,731 at December 31, 1998)                            533                     527

         Preferred stock, par value $0.0001 per share;
         authorized, 2,000,000 shares; issued and
         outstanding, 1,250,024                                                 125                     125

         Additional paid-in capital                                       7,493,054               7,453,201
         Retained earnings (accumulated deficit)                         (7,777,106)             (3,994,834)
                                                                     ---------------      ------------------

                 Total stockholders' equity                                (283,394)              3,459,019
                                                                     ---------------      ------------------


                 Total liabilities and stockholders' equity              $8,032,863              $8,523,589
                                                                     ---------------      ------------------
                                                                     ---------------      ------------------




               See accompanying notes to financial statements.

                                 NATURADE, INC.
                            STATEMENTS OF OPERATIONS

                                                          Three Months                  Three Months
                                                             Ended                          Ended
                                                         March 31, 1999                March 31, 1998
                                                          (Unaudited)                    (Unaudited)
Net sales                                                    $2,352,808                     $3,139,098

Cost of sales                                                 1,384,629                      2,198,951
                                                         ---------------               ----------------

Gross profit                                                    968,179                        940,147
                                                         ---------------               ----------------

Costs and expenses:
         Selling, general and  administrative expenses        1,842,253                      2,290,250
         Special legal expenses                                  52,032                            -
         Lawsuit judgment expense                             2,774,000                            -
         Depreciation  & amortization                            46,780                         46,796
         Other (income) expense:
            Interest expense                                     89,251                        109,328
            Miscellaneous, net                                  (56,265)                        96,012
                                                         ---------------               ----------------

                Total costs and expenses                      4,748,051                      2,542,386
                                                         ---------------               ----------------

(Loss) income before income taxes                            (3,779,872)                    (1,602,240)

Provision for income taxes                                        2,400                        (57,454)
                                                         ---------------               ----------------

Net  (Loss) income                                          ($3,782,272)                   ($1,544,786)
                                                         ---------------               ----------------
                                                         ---------------               ----------------

Basic (loss) earnings per share                                  ($0.71)                        ($0.29)
                                                         ---------------               ----------------
                                                         ---------------               ----------------

Weighted average number of shares
    used in computation of basic (loss)
     earnings per share                                       5,336,733                      5,297,378
                                                         ---------------               ----------------
                                                         ---------------               ----------------

Diluted (loss) earnings per share                                ($0.71)                        ($0.29)
                                                         ---------------               ----------------
                                                         ---------------               ----------------


Weighted average number of shares
   used in computation of diluted
   (loss) earnings per share                                  5,336,733                      5,297,378
                                                         ---------------               ----------------
                                                         ---------------               ----------------

               See accompanying notes to financial statements

                                 NATURADE, INC.

                            Statements of Cash Flows

                                                                               Three Months Ended       Three Months Ended
                                                                              March 31, 1999          March 31, 1998
                                                                                  (Unaudited)              (Unaudited)

Cash flows from operating activities:
       Net  (loss) income                                                           (3,782,272)             (1,544,786)
       Adjustments to reconcile net (loss) income to net cash (used in)
            provided by operating activities:
            Depreciation and amortization                                               46,780                  46,796
            Gain  on disposition of property and equipment                             (49,580)                    -
            Changes in assets and liabilities:
               Accounts receivable                                                     265,317                 158,389
               Inventories                                                              22,166                 427,894
               Prepaid expenses and other current assets                              (119,104)                (48,343)
               Other assets                                                             26,279                 (91,884)
               Lawsuit judgment payable                                              2,774,000                      -
               Accounts payable, accrued expenses and income taxes
                   payable                                                             240,803                 (63,323)
                                                                            -------------------      ------------------
                       Net cash (used in) provided by operating activities:           (575,611)             (1,115,257)

Cash flows from investing activities:
       Purchase of property and equipment                                              (53,821)                (17,489)
       Sale of property and equipment                                                   55,000
                                                                            -------------------      ------------------
                       Net cash (used in) provided by investing activities:              1,179                 (17,489)

Cash flows from financing activities:
       Net borrowings under note payable                                               285,720                 (26,555)
       Payments of long-term debt, including capital lease                             (48,831)                (55,849)
       Proceeds from sale of stock                                                      38,794                  87,502
       Proceeds from exercise of warrants                                                1,059                      -
                                                                            -------------------      ------------------
                       Net cash provided by financing activities:                      276,742                   5,098

Net increase (decrease) in cash and cash equivalents                                  (297,690)             (1,127,648)
Cash and cash equivalents, beginning of period                                         842,029               5,744,067
Cash and cash equivalents, end of period                                               544,339               4,616,419

Supplemental disclosures of cash flow information
       Cash paid during the period for:
            Interest                                                                    87,880                 109,920


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

2. The related party advance of $600,000 represents a temporary loan to Bill D. Stewart, the Company's Chief Executive Officer, pursuant to an Employment Agreement dated March 2, 1998, between the Company and Mr. Stewart (the "Stewart Employment Agreement") and filed as exhibit
      10.20 to the Company's Form 10-Q for the period ended March 31, 1998. This related party advance was secured by Mr. Stewart's former residence in Tennessee. In April 1999, in accordance with the terms of the Stewart Employment Agreement, the Company acquired Mr. Stewart's former residence and cancelled such related party advance. The Company is actively pursuing the sale of this residence.

3. Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 1998 and March 31, 1999 consisted of the following:

                                        March 31, 1999         December 31, 1998
                                          (Unaudited)             (Unaudited)
                                        --------------        ------------------
        Raw Materials                   $   373,307            $     880,660
        Finished Goods                    1,698,508                1,213,321
                                        --------------        ------------------

                                        $ 2,071,815             $  2,093,981

4. The Company is currently in escrow regarding its interest in its former headquarter facility which housed executive offices, manufacturing, sales, marketing and product development operations. If this sale is consummated, the Company anticipates recording a small gain on the sale. In mid-April 1999, the Company relocated to Irvine, California. In anticipation of this move, the Company outsourced its production requirements to several independent food processing companies.

5. Commencing January 1, 1999, the Company changed its fiscal year to end on December 31st. The Company's Annual Report on Form 10-K will cover the new fiscal year of January 1, 1999 to December 31, 1999.

6. On March 11, 1999, a civil judgment was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). The court's award was based on findings against the Company of aiding and abetting a breach of fiduciary duty by PNI management, conspiracy to breach fiduciary duty, tortious interference with contract and unjust enrichment. The court also awarded the Trustee pre-judgment and post-judgment interest. The pre-judgment interest amount is $206,283 and the post-judgment interest amount as of March 31, 1999 is $2,151. The Trustee subsequently moved for allowance of alleged costs against the Company in the amount of $125,326, which the Company intends to contest on several grounds. The Company is studying the judgment and is considering its options. In the interim, the Company has preserved its right to appeal the judgment to the United States District Court.

      On January 20, 1999 the PNI Trustee filed a second adversary complaint against the Company, seeking recovery of $130,200 in allegedly preferential payments made to the Company by PNI prior to bankruptcy. Management is contesting the Trustee's preference claims. However, all litigation contains an element of uncertainty, and it is not possible to determine at this time whether the ultimate outcome of this second adversary complaint will have a material adverse effect on the Company's results of operations or financial condition.

7. In early February 1999, the Company signed a 7 1/2 year lease agreement for new executive offices, sales & marketing and warehouse operations located in Irvine, Ca. The total minimum rental commitments under this lease for the respective years ending December 31 are:

                Year                   Amount
                ----                   ------
                1999               $  246,681
                2000                  328,908
                2001                  351,327
                2002                  358,800
                2003                  381,228
                Thereafter          1,122,756
                                    ---------

                Total             $ 2,789,700

8. In March 1999, the Company entered into a Financing Agreement (the "Financing Agreement") with Health Holdings and Botanicals, Inc. ("Health Holdings"). The Financing Agreement provides that the Company may borrow up to $1.0 million at a per annum interest rate of 8%. All borrowings under the Financing Agreement are secured by the assets of the Company and are due on March 7, 2000. The Financing Agreement further provides that for each dollar borrowed, the Company shall issue a warrant ("Warrant") to Health Holdings to purchase three-tenths (0.3) of a share of common stock of the Company at an exercise price of $2.125 per share, subject to adjustment. As of March 31, 1999, the Company borrowed $600,000 under the Financing Agreement and issued 180,000 Warrants to Health Holdings.

9. On January 26, 1999, the Company granted 20,000 options to the newly hired Vice President in charge of sales to the mass market. These options were granted at fair market value and vest at the rate of 5,000 shares per year for four years. On February 1, 1999, the Company granted 100,000 options to the newly hired Chief Operating Officer & Chief Financial Officer. These options were granted at fair market value and vest at the rate of 25,000 shares per year for four years.

10. Certain inventory write-offs totaling $666,000 that were included in costs and expenses at March 31, 1998 have been reclassified to cost of sales.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company used cash of $575,611 in operating activities in the three months ended March 31, 1999.

      The Company's working capital decreased from $2,219,645 at December 31, 1998 to $(1,545,958) at March 31, 1999. This decrease was largely due to a judgment against the Company of $2,774,000 (see "Legal Proceedings" below) and an increase in Accounts Payable of $375,130 and Notes Payable of $285,720 required to fund the Company's operating losses for the three month period ended March 31, 1999.

      Cash provided by investing activities during the three month period ended March 31, 1999 total $1,179. The Company anticipates its capital expenditures for the three-month period ended June 30, 1999 to be approximately $50,000.

      The Company's cash provided by financing activities of $276,742 for the three month period ended March 31, 1999 was the result of borrowings from a new financing agreement with Health Holdings and Botanicals, Inc. as set forth in Note 8 to the Financial Statements above.

      The Company is currently in discussions with several asset-based lenders for an expanded line of credit to support the Company's working capital requirements as it expands sales into the mass market. The Company has extended its current $1,500,000 line of credit agreement with South Bay Bank to August 1, 1999. The Company is also in discussions with a financial advisory firm to explore new financing options in order to fund any settlement of the Texas Lawsuit judgment as well as the Company's future capital requirements. The Company's inability to obtain financing to fund any settlement of the Texas Lawsuit judgment or obtain new financing after the August 1, 1999 South Bay Bank deadline could have a material adverse effect on the financial condition of the Company.

RESULTS OF OPERATIONS

      Total net sales for the three months ended March 31, 1999 decreased $786,290 or 25.0% compared to the same period last year. Of this amount, domestic sales decreased $313,404 or 13.4% while "Kids Plex-TM-" sales decreased $349,655 or 82.3% and international sales decreased $229,138 or 91.6% for the March 31, 1999 quarter compared to the same period last year. Partially offsetting this sales decline in the March 31, 1999 quarter was the sale of $148,163 of raw materials to copackers as the Company continues its strategy of complete production outsourcing. Total net sales were also impacted by a recall of certain Aloe Vera products creating returns of over $160,000 in March 1999, which was partially offset by replacement orders in the same month.

      Gross profit as a percentage of sales increased 11.2% to 41.1% of sales for the three months ended March 31, 1999 from 29.9% for the same quarter last year. This gross profit percentage increase was due to the reclassification of $666,000 of inventory write-offs in the March 1998 quarter for which there were no such amounts incurred in the March 31, 1999 quarter.

      Selling, general and administrative expenses decreased $447,997 to $1,842,253 or 78.3% of sales for the three months ended March 31, 1999, from $2,290,250 or 73.0% for the same period last year. These decreases were primarily the result of: 1) Lower selling and marketing expenses which decreased $500,545 to $865,004 or 36.8% of sales for the quarter ended March 31, 1999 from $1,365,549 or 43.5% of sales for the same period last year and
2) Higher general and administrative expenses, which increased $54,529 to $645,352 or 27.4% of sales for the quarter ended March 31, 1999, from $590,823 or 18.8% of sales for the same period last year. Shipping and receiving expenses decreased $1,422 to $265,019, but increased as a percent of sales to 11.3% for the quarter ended March 31, 1999, from $266,441, or 8.5% for the same period last year.

      Interest expense decreased $20,078 for the three-month period ended March 31, 1999 compared to the same period last year.

      Miscellaneous expenses for the quarter ended March 31, 1999 decreased $152,277 compared to the same period last year due to the lack of non-recurring charges in 1999 which in the March 31, 1998 quarter amounted to $157,500. No such amounts were incurred in the March 31, 1999 quarter. The March 31, 1999 quarter also reflects a $49,580 gain on sale of equipment that the Company no longer needs due to its strategy to completely outsource its production activities.

      Income tax expense was $2,400 for the three-month period ended March 31, 1999 compared to $ (57,454) for the same period last year due to losses for the periods and the carryback benefits of such losses.

PART II. Other Information

     ITEM 1. Legal Proceedings

      As previously reported in its 8-K filing, on March 17, 1999, a civil judgment was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following a bench trial last year in a proceeding initiated by the Trustee in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI") on October 3, 1997. The court's award was based on findings against the Company of aiding and abetting a breach of fiduciary duty by PNI management, conspiracy to breach fiduciary duty, tortious interference with contract and unjust enrichment. The court also awarded the Trustee pre-judgment and post-judgment interest. The pre-judgment interest amount is $206,283 and the post-judgment interest amount as of March 31, 1999 is $2,151. The Trustee subsequently moved for allowance of alleged costs against the Company in the amount of $125,326, which the Company intends to contest on several grounds. The Company is studying the judgment and is considering its options. In the interim, the Company has preserved its right to appeal the judgment to the United States District Court.

      On January 20, 1999 the PNI Trustee filed a second adversary complaint against the Company, seeking recovery of $130,200 in allegedly preferential payments made to the Company by PNI prior to bankruptcy. The Company believes that these payments are statutorily protected from avoidance because they were made in the ordinary course of the two companies' business relationship or were followed by new value provided to PNI by the Company. Management is contesting the Trustee's preference claims. Because all litigation contains an element of uncertainty; it is not possible to determine at this time whether the ultimate outcome of these matters will have a material adverse effect on the Company's results of operations or financial condition.


     ITEM 2. Changes in Securities

           NONE

     ITEM 3. Defaults upon Senior Securities

           NONE

     ITEM 4. Submission of Matters to a Vote of Security Holders

           NONE

     ITEM 5. Other Information

           NONE

     ITEM 6. Exhibits & Reports on Form 8-K

        Exhibits
        Number               Description                                                    Page
       ---------             -----------                                                    ----
          10.1               Employment Contract with                                        15
                             Lawrence J. Batina dated February 1, 1999

          10.2               Financing Agreement between Naturade, Inc.                      16
                             and Health Holdings and Botanicals, Inc.

          27                 Financial Data Schedule                                         17


     Reports on Form 8-K

                On March 17, 1999, the Company filed Form 8-K with respect to a judgment entered against it in the United States Bankruptcy Court for the Northern District of Texas. See Part II, Item 1-"Legal Proceedings".

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       NATURADE, INC.
                                                       --------------
                                                         (Registrant)

       DATE:  May 14, 1999                             By /s/ Bill D.Stewart
              ------------------------                 ---------------------
                                                       Bill D. Stewart
                                                       Chief Executive Officer

       DATE:  May 14, 1999                             By /s/Lawrence J. Batina
              ------------------------                 ------------------------
                                                       Lawrence J. Batina
                                                       Chief Financial Officer

                                   EXHIBIT INDEX

    Exhibit No.                    Description                 Page No.
    -----------                    -----------                 --------
       10.1                 Employment Contract with            15
                            Lawrence J. Batina dated
                            February 1, 1999

       10.2                 Health Holdings and                 16
                            Botanicals, Inc. Financing
                            Agreement

       27                   Financial Data Schedule             17