Form 10-Q
period 1999-06-30
NATURADE INC
filed 1999-08-16
CIK 797167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999
                                       or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

                    14370 Myford Rd. Irvine, California 92606
                    -----------------------------------------
                     (Address of principal executive offices)

                                 (714) 573-4800
                                 --------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,349,084 shares as of July 31, 1999.


                          Exhibit Index on Page 14

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 1999


                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
PART I:      FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets  at June 30, 1999                                 3
                  (unaudited) and December 31, 1998 (unaudited)

                  Statements of Operations for the three and six month periods     5
                  ended June 30, 1999 (unaudited) and June 30,
                  1998 (unaudited)

                  Statements of Cash Flows for the six month periods ended         6
                  June 30, 1999 (unaudited) and June 30, 1998 (unaudited)

                  Notes to Financial Statements                                    7

     Item 2.      Management's Discussion and Analysis of Financial Condition      9
                  and Results of Operations

PART II:     OTHER INFORMATION

      Item 1.     Legal Proceedings                                               12

      Item 2.     Changes in Securities                                           12

      Item 3.     Defaults upon Senior Securities                                 12

      Item 4.     Submission of Matters to a Vote of Security Holders             12

      Item 5.     Other Information                                               12

      Item 6.     Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                        13

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                 NATURADE, INC.
                                 Balance Sheets


                                     ASSETS

                                                           June 30, 1999      December 31, 1998
                                                            (Unaudited)          (Unaudited)
Current assets:
         Cash and cash equivalents                          $  158,960          $  842,029
         Accounts receivable                                 1,051,056           1,294,612
         Related party receivable                                    0             600,000
         Inventories                                         2,375,007           2,093,981
         Refundable income taxes                               163,416             163,416
         Prepaid expenses and other current assets             303,969             325,853
         Property available for sale                           428,989
                                                           -----------         -----------
                 Total current assets                        4,481,397           5,319,891

Property and equipment, net                                    321,290           1,981,326
Intangible assets, net                                       1,077,899           1,106,358
Other assets                                                   105,572             116,014
                                                           -----------         -----------
                 Total assets                                5,986,158           8,523,589
                                                           -----------         -----------
                                                           -----------         -----------

                 See accompanying notes to financial statements.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                                        June 30, 1999      December 31, 1998
                                                                         (Unaudited)           (Unaudited)
Current liabilities:
         Accounts payable                                                $ 1,768,846           $   891,069
         Lawsuit judgment payable                                          2,774,000                     -
         Accrued expenses                                                    281,460               565,794
         Notes payable                                                     2,435,719             1,450,000
         Current portion of long-term debt                                    32,397               193,383
                                                                         -----------           -----------
                 Total current liabilities                                 7,292,422             3,100,246
                                                                         -----------           -----------
Long-term debt, less current maturities                                      152,223             1,964,324
                                                                         -----------           -----------

Commitments and contingencies                                                      -                     -

Stockholders' (deficiency) equity:

         Common stock, par value $0.0001 per share;
         authorized, 50,000,000 shares; issued and outstanding,
         5,349,084  (5,273,731 at December 31, 1998)                             533                   527

         Preferred stock, par value $0.0001 per share;
         authorized, 2,000,000 shares; issued and
         outstanding, 1,250,024                                                  125                   125

         Additional paid-in capital                                        7,493,054             7,453,201
         Retained earnings (accumulated deficit)                          (8,952,199)           (3,994,834)
                                                                         -----------           -----------
                 Total stockholders' (deficiency) equity                  (1,458,487)            3,459,019
                                                                         -----------           -----------
                 Total liabilities and stockholders' (deficiency)
                   equity                                                $ 5,986,158           $ 8,523,589
                                                                         -----------           -----------
                                                                         -----------           -----------

                 See accompanying notes to financial statements.

                                NATURADE, INC.
                            STATEMENTS OF OPERATIONS

                                                            Three Months       Three Months       Six Months       Six Months
                                                                Ended             Ended             Ended             Ended
                                                            June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                                             (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Net sales                                                     2,781,116       $ 3,945,620       $ 5,133,924       $ 7,084,718

Cost of sales                                                 1,841,297         1,992,893         3,225,926         4,191,844
                                                            ------------------------------------------------------------------

Gross profit                                                    939,819         1,952,727         1,907,998         2,892,874
                                                            ------------------------------------------------------------------

Costs and expenses:
         Selling, general and  administrative expenses        1,971,435         2,559,364         3,813,688         4,849,614
         Special legal expenses                                  75,228                             127,260
         Lawsuit judgment expense                                     -                           2,774,000
         Depreciation  & amortization                            44,665            46,910            91,445            93,706
         Other (income) expense:
             Interest expense                                   134,236            94,696           223,487           204,024
            Miscellaneous, net                                 (110,651)          (46,777)         (166,916)           49,235
                                                            ------------------------------------------------------------------
                Total costs and expenses                      2,114,913         2,654,193         6,862,964         5,196,579
                                                            ------------------------------------------------------------------

Loss before income taxes                                     (1,175,094)         (701,466)       (4,954,966)       (2,303,705)

Provision for income taxes                                            -                 -             2,400           (57,454)

Net Loss                                                    $(1,175,094)      $  (701,466)      $(4,957,366)      $(2,246,251)
                                                            ------------------------------------------------------------------
                                                            ------------------------------------------------------------------

Basic and diluted (loss) earnings per share                 $     (0.22)      $     (0.13)      $     (0.93)      $     (0.42)

Weighted average number of shares
    used in computation of basic and diluted (loss)
    earnings per share                                        5,349,084         5,301,697         5,342,942         5,299,428

                 See accompanying notes to financial statements

                                 NATURADE, INC.

                            Statements of Cash Flows

                                                                                    Six Months Ended       Six Months Ended
                                                                                      June 30, 1999          June 30, 1998
                                                                                       (Unaudited)            (Unaudited)
Cash flows from operating activities:
       Net loss                                                                         (4,957,366)          (2,246,252)
       Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization                                                   91,445               93,706
            Gain on disposition of property and equipment                                 (331,473)                   -
            Changes in assets and liabilities:
               Accounts receivable                                                         243,556                3,468
               Inventories                                                                (281,026)             107,096
               Prepaid expenses and other current assets                                   192,896             (657,123)
               Other assets                                                                 10,441              (88,494)
               Lawsuit judgment payable                                                  2,774,000                    -
               Accounts payable and accrued expenses                                       593,443               15,433
                                                                                       --------------------------------
                       Net cash used in operating activities:                           (1,664,084)          (2,772,166)

Cash flows from investing activities:
       Purchase of property and equipment                                                 (186,479)             (17,489)
       Proceeds from sale of property and equipment                                      2,113,950
                                                                                       --------------------------------
                       Net cash (used in) provided by investing activities:              1,927,471              (17,489)

Cash flows from financing activities:
       Net borrowings under note payable                                                   985,719              (49,809)
       Payments of long-term debt, including capital lease                              (1,973,087)            (109,424)
       Proceeds from sale of stock                                                          39,853              115,931
       Proceeds from exercise of warrants                                                    1,059                    -
                                                                                       --------------------------------
                       Net cash used in financing activities:                             (946,456)             (43,302)

Net decrease in cash and cash equivalents                                                 (683,069)          (2,832,957)
Cash and cash equivalents, beginning of period                                             842,029            5,744,067
                                                                                       --------------------------------
Cash and cash equivalents, end of period                                                   158,960            2,911,110
                                                                                       ================================
Supplemental disclosures of cash flow information-
       Cash paid during the period for:
            Interest                                                                       186,457              205,432

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

2. In April 1999, in accordance with the terms of the Employment Agreement dated March 2, 1998, between the Company and Bill D. Stewart, the Company's Chief Executive Officer, (the "Stewart Employment Agreement), the Company acquired Mr. Stewart's former residence in Tennessee and cancelled the related party advance of $600,000 which was secured by the residence. In July 1999, the Company had the property appraised for $585,000. However, due to the softness in the Tennessee real estate market, the Company has reduced the asking of this property price to $499,500. Due to a potential impairment of this asset, the Company has established a $175,000 reserve against the value of this asset. The Company is actively pursuing the sale of this residence.

3. Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 1998 and June 30, 1999 consisted of the following:

                                    June 30, 1999           December 31, 1998
                                     (Unaudited)               (Unaudited)
                                     -----------               -----------
        Raw Materials                 $   281,872              $  880,660
        Finished Goods                  2,093,135               1,213,321
                                      -----------              ----------
                                      $ 2,375,007              $2,093,981

      The June 30, 1999 inventory amounts reflect a write-off of $291,518 consisting of $183,300 of Raw Materials and $108,218 of Finished Goods. This write-off was based on an analysis of the Company's new product introduction strategy and the effect of this strategy on Raw Materials used in the processing of Finished Goods and the current value of existing Finished Goods inventory.

4. In June 1999, the Company sold its interest in its former headquarters facility in Paramount, California and recorded a gain of $275,634. In connection with this sale, the Company paid off approximately $1.9 million of bank and other debt obligations. As previously reported, in mid-April 1999, the Company relocated to Irvine, California. See Footnote 7.

5. Commencing January 1, 1999, the Company changed its fiscal year to end on December 31st. The Company's Annual Report on Form 10-K will cover the new fiscal year of January 1, 1999 to December 31, 1999.

6. On March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On July 7, 1999, the PNI Trustee filed an application seeking Bankruptcy Court approval of a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). On August 5, 1999, the Bankruptcy Court approved the Settlement Agreement. The Settlement Agreement provides the Company with a full release of the Judgment and the costs and interest thereon, as well as any and all other claims which the PNI Trustee has or might have against the Company (including a preference claim for approximately $130,000 filed in January 1999 by the PNI Trustee. The Settlement Agreement requires the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000, (2) a promissory note in the amount of $424,000 amortized over 12 months at 5% interest, and (3) a contingent promissory note in the amount of $226,000, which will become payable only to the extent that the Company's sales for the second, third and fourth quarters of 1999 exceed specified targets. The total cost to the Company of the settlement is expected to range between $1,774,000 and $2,000,000, exclusive of interest on the promissory notes. The terms of the Settlement Agreement are expected to be consummated before the end of August, 1999.

7. In early February 1999, the Company signed a 7-1/2 year lease agreement for new executive offices, sales & marketing and warehouse operations located in Irvine, Ca. The total minimum rental commitments under this lease for the respective years ending December 31 are:

            Year                          Amount
            ----                          ------
            1999                       $  246,681
            2000                          328,908
            2001                          351,327
            2002                          358,800
            2003                          381,228
            Thereafter                  1,122,756
                                       ----------
            Total                      $2,789,700

8. In March 1999, the Company entered into a Financing Agreement (the "Financing Agreement") with Health Holdings and Botanicals, Inc. ("Health Holdings"). The Financing Agreement provides that the Company may borrow up to $1.0 Million at a per annum interest rate of 8%. The Financing Agreement further provides that for each dollar borrowed, the Company shall issue a warrant ("Warrant") to Health Holdings to purchase three-tenths (0.3) of a share of common stock of the Company at an exercise price of $2.125 per share, subject to adjustment. As of June 30, 1999, the Company had issued 300,000 Warrants under the Financing Agreement (prior to the Amendment referred to below).

      In June 1999, the Financing Agreement was amended (the "Amendment") to increase the amount of available borrowings to $1.6 Million also at an interest rate of 8% per annum. The Amendment further provides that for each dollar borrowed over $1.0 Million, the Company shall issue a Warrant to Health Holdings to purchase one-half (0.5) of a share of common stock of the Company at an exercise price of $1.00 per share, subject to adjustment. Further, the exercise price of the 300,000 Warrants previously issued under the Financing Agreement prior to the Amendment was reset to $1.00 per share, subject to adjustment. As of June 30, 1999, the Company had issued 300,000 Warrants under the Amendment. All borrowings under the Financing Agreement are secured by the assets of the Company. All borrowings made prior to June 1, 1999 are due on March 7, 2000; those made after May 31, 1999 are due May 31, 2000. As of June 30,1999, the Company borrowed $1,600,000 under the Financing Agreement and the Amendment and issued a total of 600,000 Warrants to Health Holdings.

9. In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings. The Credit Agreement provides for advances (the "Advances") of $4 Million at a per annum interest rate of 8% with a due date of July 31, 2004. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock.


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

All comparisons below are to the three and six-month periods ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company used cash of $1,664,084 in operating activities in the six months ended June 30, 1999.

      The Company's working capital decreased from $2,219,645 at December 31, 1998 to $(2,811,025) at June 30, 1999. This decrease was largely due to a judgment against the Company of $2,774,000 (see "Legal Proceedings" below) and an increase in Accounts Payable of $877,777 and Notes Payable of $985,719 required to fund the Company's operating losses for the six month period ended June 30, 1999.

      Cash provided by investing activities during the six month period ended June 30, 1999 total $1,927,471. The primary source of this cash was the sale of the Company's interest in its former headquarters facility as set forth in
Note 4 to the Financial Statements above. The Company anticipates its capital expenditures for the three-month period ended September 30, 1999 to be approximately $50,000.

      The Company's cash used by financing activities of $946,456 for the six month period ended June 30, 1999 was the net result of borrowings from a new financing agreement with Health Holdings and Botanicals, Inc. ("Health Holdings") as set forth in Note 8 to the Financial Statements above and the repayment of bank and other debt obligations related to the sale of the Company's interest in its former headquarters facility as set forth in Note 4 to the Financial Statements above.

      As more fully explained in Note 9 to the Financial Statements above, effective August 9, 1999, the Company entered into a Credit Agreement with Health Holdings and Botanicals which provides for advances (the "Advances") of $4 Million at a per annum interest rate of 8% with a due date of July 31, 2004. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock.

      The Company is currently in discussions with several asset-based lenders for an expanded line of credit to support the Company's working capital requirements as it expands sales into the mass market. The Company has extended its current $985,000 line of credit agreement with South Bay Bank to September 1, 1999.

RESULTS OF OPERATIONS

      Total net sales for the second quarter ended June 30, 1999 decreased $1,164,505 or 29.5% compared to the same period last year and decreased $1,950,794 or 27.5% for the six month period ended June 30, 1999 compared to the same period last year. Of this amount, domestic sales decreased $153,411 or 5.8% and decreased $466,815 or 9.4% for the second quarter and first six months respectively while Kids Plex-tm sales decreased $509,636 or 106.3% and $859,291 or 95% for these same periods. International sales decreased $422,862 or 61.2% for the June 30, 1999 quarter and decreased $652,000 or 69.3% for the first six months compared to the same period last year. Partially offsetting this sales decline in the six months ended June 30, 1999 was the sale of $148,163 of raw materials to copackers as the Company continues its strategy of complete production outsourcing. Total net sales were also adversely impacted by a recall of certain Aloe Vera products creating returns of over $160,000 in March 1999, which was partially offset by replacement orders in the same month.

      Decreases in net sales for the six month period ended June 30, 1999 were primarily the result of the Company's decision to not sell product to a major health food retailer, significant international sales volume in the six months ended June 30, 1998 and a softness in industry sales to the Health
Food category in 1999 compared to the same period last year. In January 1999, the Company stopped selling to a major health food retailer due to their large Accounts Receivable balance outstanding and their unwillingness to pay Naturade invoices in a timely manner. The Company has fully reserved for these receivables. In the six month period ended June 30, 1998, sales to this major health food retailer were $909,064, for which there were no comparable sales in the same period of 1999. During the six month period ended June 30, 1998, the Company's international sales of $941,030 included $416,377 of non-recurring, low margin private label business from a Chinese customer for which there was no comparable sales in the same period of 1999. As part of its new global marketing strategy, management has decided to emphasize branded products and reduce its dependence on international private label business due to its low margin and unpredictability. During 1998, industry sales to the Health Food Category were expanding at low double-digit rates. However, in late 1998, industry sales to this category started to soften and have been flat to slightly down for 1999. While the Company has maintained its market share in this category, the Company's overall dollar sales are affected by the softness in the overall category.

      Gross profit as a percentage of sales decreased 15.7% to 33.8% of sales for the second quarter ended June 30, 1999 from 49.5% for the same period last year and decreased 3.6% to 37.2% of sales for the six months ended June 30, 1999 from 40.8% of sales for the same period last year. The gross profit percentage for the June 30, 1999 quarter was adversely impacted by the inventory write-off of $291,518 as explained in Footnote 3. This inventory write-off accounted for 10.5% of the 15.7% gross profit decline. A major portion of the remaining gross profit decline is attributable to the Company's decision to outsource production and the higher startup costs charged by the Company's suppliers. The Company made the decision to outsource production in order to add capacity so as to address the anticipated mass market demand. The gross profit percentage for the six months ended June 30, 1998 was adversely impacted by an inventory write-off of $666,000 which occurred in the March 1998 quarter.

      Selling, general and administrative expenses decreased $587,929 to $1,971,435 or 70.9% of sales for the three months ended June 30, 1999, from $2,559,364 or 64.9% for the same period last year, and also decreased $1,035,926 to $3,813,688 or 74.3% of sales for the six months ended June 30, 1999 from $4,849,614 or 69.9% of sales for the same period last year. These decreases were primarily the result of lower selling and marketing expenses which decreased $1,068,464 to $1,746,850 or 34.0% of sales for the six months ended June 30, 1999 from $2,815,314 or 39.7% of sales for the same period last year which was partially offset by higher general and administrative expenses, which increased $60,594 to $1,357,992 or 26.5% of sales for the six months ended June 30, 1999, from $1,297,398 or 18.3% of sales for the same period last year. Shipping and receiving expenses decreased $53,424 to $542,484, but increased as a percentage of sales to 10.6% for the six months ended June 30, 1999, from $595,908 or 8.4% for the same period last year.

      Interest expense for the second quarter increased $39,540 and $19,462 for the six-month period ended June 30, 1999 compared to the same periods last year.

      Miscellaneous expenses for the six months ended June 30, 1999 decreased $216,151 compared to the same period last year due to the absence of non-recurring charges in 1999 which in the six months ended June 30, 1998 amounted to $157,500. No such amounts were incurred in the six months ended June 30, 1999. The six month period ended June 30, 1999 also reflects total gains of $331,473 due to a $49,580 gain on sale of equipment that the Company no longer needs due to its strategy to completely outsource its production activities, a $275,634 gain on sale of the Company's interest in its former headquarters facility and a $175,000 reserve established against the Tennessee real estate as set forth in Note 4 to the Financial Statements above.

      Income tax expense was $2,400 for the six month period ended June 30, 1999 compared to $ (57,454) for the same period last year due to losses for the periods and the carryback benefits of such losses.

PART II. Other Information

      ITEM 1. Legal Proceedings

      As previously reported in its 8-K filing on July 7, 1999, the Company has entered into a settlement agreement of a civil judgment entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following a bench trial last year in a proceeding initiated by the Trustee in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI") on October 3, 1997. See Note 6 to the Financial Statements.

ITEM 2. Changes in Securities

             NONE

ITEM 3. Defaults upon Senior Securities

             NONE

     ITEM 4. Submission of Matters to a Vote of Security Holders

             NONE


     ITEM 5. Other Information

              NONE

     ITEM 6. Exhibits & Reports on Form 8-K

          Exhibits
           Number    Description                                                    Page
          --------   -----------                                                    ----
            10.1     Financing Agreement Amendment between Naturade, Inc. and
                     Health Holdings and Botanicals, Inc.

            10.2 Credit Agreement between Naturade, Inc. and Health Holdings and Botanicals, Inc.

            10.3     Settlement Agreement between Naturade, Inc. And the PNI
                     Trustee

            27       Financial Data Schedule

Reports on Form 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        NATURADE, INC.
                                        --------------
                                         (Registrant)

DATE:    August 16, 1999                By /s/ Bill D.Stewart
      ---------------------             ---------------------
                                        Bill D. Stewart
                                        Chief Executive Officer

DATE:    August 16, 1999                By /s/Lawrence J. Batina
      ---------------------             ------------------------
                                        Lawrence J. Batina
                                        Chief Financial Officer

EXHIBIT INDEX

Number                   Description                                                 Page
     10.1          Financing Agreement Amendment between                              15
                   Naturade, Inc. and Health Holdings and Botanicals, Inc.

     10.2          Credit Agreement between Naturade, Inc. and                        16
                   Health Holdings and Botanicals, Inc.

     10.3          Settlement Agreement between Naturade, Inc.                        17
                   and the PNI Trustee

       27          Financial Data Schedule                                            18