Form 10-Q
period 1999-09-30
NATURADE INC
filed 1999-11-22
CIK 797167

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

 (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

                                       or

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
Yes  X  No
   -----  -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,349,084 shares as of October 31, 1999.

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 1999

                                TABLE OF CONTENTS
                                -----------------

                                                                                                   PAGE NO.
                                                                                                   -------
PART I:           FINANCIAL INFORMATION

     Item 1.          Financial Statements

                      Balance Sheets  at September 30, 1999                                             3
                      (unaudited) and December 31, 1998 (unaudited)

                      Statements of Operations for the three and nine month                             5
                      periods ended September 30, 1999 (unaudited) and
                      September 30, 1998 (unaudited)

                      Statements of Cash Flows for nine month periods ended                             6
                      September 30, 1999 (unaudited) and September 30, 1998
                      (unaudited)

                      Notes to Financial Statements                                                     7

     Item 2.          Management's Discussion and Analysis of Financial Condition                      11
                      and Results of Operations

PART II:          OTHER INFORMATION

     Item 1.          Legal Proceedings                                                                14

     Item 2.          Changes in Securities                                                            14

     Item 3.          Defaults upon Senior Securities                                                  15

     Item 4.          Submission of Matters to a Vote of Security Holders                              15

     Item 5.          Other Information                                                                15

     Item 6.          Exhibits and Reports on Form 8-K                                                 15

SIGNATURES                                                                                             16

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 NATURADE, INC.
                                 Balance Sheets

                                     Assets
                                    --------

                                                      September 30, 1999         December 31, 1998
                                                          (Unaudited)               (Unaudited)
Current assets:

         Cash and cash equivalents                             $1,158,460            $842,029
         Accounts receivable                                    1,386,279           1,294,612
         Related party receivable                                       -             600,000
         Inventories                                            2,620,456           2,093,981
         Refundable income taxes                                        -             163,416
         Prepaid expenses and other current assets                211,272             325,853
                                                      -------------------    ----------------

                 Total current assets                           5,376,467           5,319,891

Property and equipment, net                                       310,660           1,981,326
Intangible assets, net                                            102,520           1,106,358
Other assets                                                      103,199             116,014
                                                      -------------------    ----------------
                 Total assets                                   5,892,846           8,523,589
                                                      -------------------    ----------------


                 See accompanying notes to financial statements.

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                        September 30, 1999          December 31, 1998
                                                                           (Unaudited)                  (Unaudited)
Current liabilities:

         Accounts payable                                                         $1,732,678                $891,069
         Accrued expenses                                                            266,851                 565,794
         Line of credit                                                              980,308               1,450,000
         Notes payable                                                               388,667                       -
         Amount due to related party, net of
              debt discount of $237,366                                            1,362,634                       -
         Current portion of long-term debt                                            31,452                 193,383
                                                                       ---------------------       -----------------

                 Total current liabilities                                         4,762,590               3,100,246
                                                                       ---------------------       -----------------

Long-term debt, less current maturities                                              143,866               1,964,324
                                                                       ---------------------       -----------------
Amount due to related party                                                        3,000,000                       -



Stockholders' (deficit) equity:

         Common stock, par value $0.0001 per share;
         authorized, 50,000,000 shares; issued and outstanding,
         5,349,084 at September 30, 1999 and 5,273,731 at
         December 31, 1998                                                               533                     527

         Preferred stock, par value $0.0001 per share;
         authorized, 2,000,000 shares; issued and
         outstanding, 1,250,024                                                          125                     125

         Additional paid-in capital                                                9,018,535               7,453,201
         Accumulated deficit                                                     (11,032,803)             (3,994,834)
                                                                       ----------------------       -----------------

                 Total stockholders' (deficit) equity                             (2,013,610)              3,459,019
                                                                       ----------------------       -----------------


                 Total liabilities and stockholders' (deficit) equity              5,892,846               8,523,589
                                                                       ======================       =================

                 See accompanying notes to financial statements.

                                         NATURADE, INC.
                                   STATEMENTS OF OPERATIONS

                                                          Three Months       Three Months       Nine Months       Nine Months
                                                            Ended              Ended               Ended               Ended
                                                     September 30, 1999 September 30, 1998  September 30, 1999   September 30, 1998
                                                          (Unaudited)       (Unaudited)          (Unaudited)         (Unaudited)
Net sales                                                 $  3,298,259        $  3,693,196        $  8,432,184        $ 10,777,915

Cost of sales                                                1,874,417           2,913,541           5,100,343           7,105,385
                                                         -------------------------------------------------------------------------
Gross profit                                                 1,423,842             779,655           3,331,841           3,672,530
                                                         -------------------------------------------------------------------------

Costs and expenses:
         Selling, general and administrative expenses        2,007,779           1,926,999           5,821,467           6,776,606
         New product design costs                                    -             443,333                   -             443,333
         Depreciation  & amortization                            3,093              47,142              94,538             140,848
                                                         -------------------------------------------------------------------------

                Total operating costs and expenses           2,010,872           2,417,474           5,916,005           7,360,787
                                                         -------------------------------------------------------------------------

Operating loss                                                (587,030)         (1,637,819)         (2,584,164)         (3,688,257)

         Other income (expense):
             Interest expense                               (1,412,723)            (92,544)         (1,636,209)           (296,568)
             Other income (expense)                            (80,315)             66,067          (2,814,659)             16,824
                                                         -------------------------------------------------------------------------

         Total other expense                                (1,493,038)            (26,477)         (4,450,868)           (279,744)
                                                         -------------------------------------------------------------------------

Loss before income taxes                                    (2,080,068)         (1,664,296)         (7,035,032)         (3,968,001)

Provision for income taxes                                         537             135,450               2,937              77,996
                                                         -------------------------------------------------------------------------

Net loss                                                    (2,080,605)         (1,799,746)         (7,037,969)         (4,045,997)
                                                         =========================================================================

Loss per share--basic and diluted                         ($      0.39)       ($      0.34)       ($      1.32)       ($      0.76)
                                                         =========================================================================

Weighted average common shares--basic and diluted            5,349,084           5,303,619           5,345,012           5,300,841
                                                         =========================================================================

             See accompanying notes to financial statements

                                 NATURADE, INC.

                            Statements of Cash Flows

                                                                                      Nine Months Ended     Nine Months Ended
                                                                                       September 30,           September 30,
                                                                                            1999                   1998
                                                                                         (Unaudited)           (Unaudited)
Cash flows from operating activities:
      Net loss                                                                            (7,037,969)          (4,045,997)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization                                                      94,538              140,848
           Gain  on disposition of property and equipment                                   (146,757)                   -
           Writeoff of intangible assets                                                     992,506                    -
           Issuance of warrants                                                            1,288,115                    -
           Legal settlement payable under terms of a note                                    424,000                    -
           Changes in operating assets and liabilities:
               Accounts receivable                                                           (91,666)             (29,435)
               Related party receivable                                                            -             (600,000)
               Inventories                                                                  (526,475)             461,214
               Prepaid expenses and other current assets                                     277,997               35,316
               Other assets                                                                   12,815              (11,439)
               Accounts payable and accrued expenses                                         542,665              206,048
                                                                                          ----------           ----------
                      Net cash used in operating activities:                              (4,170,231)          (3,843,445)

Cash flows from investing activities:

      Purchase of property and equipment                                                    (186,479)             (17,489)
      Sale of property and equipment                                                         538,307                    -
                                                                                          ----------           ----------
                      Net cash (used in) provided by investing activities:                   351,828              (17,489)

Cash flows from financing activities:
      Net repayment under line of credit                                                    (469,692)             (49,809)
      Borrowings from related party                                                        4,600,000                    -
      Payments of long-term debt, including capital lease                                    (35,333)             (164,234)
      Proceeds from sale of stock                                                             38,800              306,423
      Proceeds from exercise of warrants                                                       1,059                    -
                                                                                          ----------           ----------
                      Net cash provided by financing activities:                           4,134,834               92,380

Net increase (decrease) in cash and cash equivalents                                         316,431           (3,768,554)
Cash and cash equivalents, beginning of period                                               842,029            5,744,067
Cash and cash equivalents, end of period                                                   1,158,460            1,975,513

Supplemental disclosures of cash flow information-
  Cash paid during the period for:
           Interest                                                                          242,275              297,969
           Taxes                                                                               2,937              141,036

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

2. As previously reported, the Company acquired the former Tennessee residence of the Company's Chief Executive Officer and cancelled the related party advance of $600,000 which was secured by the residence. In July 1999, the Company had the property appraised for $585,000. However, due to a downturn in the Tennessee real estate market, the Company established a $175,000 reserve against the value of this asset. In August, 1999, the Company sold the property for $414,580, and recorded an additional loss of $14,408 on the sale of this residence.

3. Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 1999 and December 31, 1998 consisted of the following:

                                        September 30, 1999                    December 31, 1998
                                           (Unaudited)                           (Unaudited)
                                           -----------                           -----------
        Raw Materials                      $  157,538                            $  880,660
        Finished Goods                      2,462,918                             1,213,321
                                           ----------                            ----------

                                           $2,620,456                            $2,093,981

4. Effective October 1, 1998, the Company changed its fiscal year to end on December 31st. The Company's Annual Report on Form 10-K will include the three month period ended December 31, 1998 and the new fiscal year of January 1, 1999 to December 31, 1999.

5. As previously reported, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). This judgment was recorded in the March 31, 1999 quarter. On July 7, 1999, the PNI Trustee filed an application seeking Bankruptcy Court approval of a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). On August 5, 1999, the Bankruptcy Court approved the Settlement Agreement. The Settlement Agreement provided the Company with a full release of the Judgment and the costs and interest thereon, as well as any and all other claims which the PNI Trustee has or might have against the Company, including a preference claim for approximately $130,000 filed in January 1999 by the PNI Trustee. The Settlement Agreement required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000, (2) a promissory note in the amount of $424,000, of which $388,667 is outstanding at September 30, 1999, payable over 12 months at 5% interest, and (3) a contingent promissory note in the amount of $226,000, which will become payable only to the extent that the Company's sales for the second, third and fourth quarters of 1999 exceed specified targets. The Company has reduced its legal accrual by approximately $1,000,000 to reflect the terms of the settlement. The Company does not believe any amount will be payable under the contingent promissory note.

6. In early February 1999, the Company signed a 7-1/2 year lease agreement for new executive offices, sales & marketing and warehouse operations located in Irvine, Ca. The total future minimum rental commitments under this lease for the respective years ending December 31 are:

                Year                                      Amount
                ----                                      ------
                1999 (October 1, 1999 through
                December 31, 1999)                      $   82,227
                2000                                       328,908
                2001                                       351,327
                2002                                       358,800
                2003                                       381,228
                Thereafter                               1,122,756
                                                        ----------
                Total                                   $2,625,246

7. In March 1999, the Company entered into a Financing Agreement (the "Financing Agreement") with Health Holdings and Botanicals, Inc. ("Health Holdings"), a majority stockholder of the Company. The Financing Agreement provides that the Company may borrow up to $1.0 Million at a per annum interest rate of 8%. The Financing Agreement further provides that for each dollar borrowed, the Company shall issue a warrant ("Warrant") to Health Holdings to purchase three-tenths (0.3) of a share of common stock of the Company at an exercise price of $2.125 per share. The Company had issued 300,000 Warrants under the Financing Agreement prior to the Amendment referred to below. The warrants are exercisable for a period of ten years commencing on the date of grant.

      In June 1999, the Financing Agreement was amended (the "Amendment") to increase the amount of available borrowings to $1.6 Million also at an interest rate of 8% per annum. The Amendment further provides that for each dollar borrowed over $1.0 Million, the Company shall issue a Warrant to Health Holdings to purchase one-half (0.5) of a share of common stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 Warrants previously issued under the Financing Agreement prior to the Amendment was reset to $1.00 per share, subject to adjustment. As of September 30, 1999, the Company had issued 300,000 Warrants under the Amendment. All borrowings under the Financing Agreement are secured by the assets of the Company. All borrowings made prior to June 1, 1999 are due on March 7, 2000; those made after May 31, 1999 are due May 31, 2000. As of September 30, 1999, the Company borrowed $1,600,000 under the Financing Agreement and the Amendment and issued a total of 600,000 Warrants to Health Holdings.
      The warrants are exercisable for a period of ten years commencing on the date of grant. The Financing Agreement further provides that at any time upon written notice, Health Holdings may convert any portion of the advances into shares of the Company's common stock at a conversion price equal to the lower of $1.00 per share or the then fair market value of the Company's common stock. The Company recorded interest expense of approximately $168,000 for the nine months ended September 30, 1999 and will record additional interest expense in future periods of approximately $237,000 which will be amortized over the remaining term of the debt.

8. In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings, a majority stockholder of the Company. The Credit Agreement provides for advances (the "Advances") of $4,000,000 at a per annum interest rate of 8% with a due date of July 31, 2004. As of September 30, 1999, the Company has borrowed $3,000,000 on this Credit Agreement. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock. The Company recorded interest expense of $ 1,120,000 for the three months ended September 30, 1999 related to the conversion feature.

9. Currently, the Company has a line of credit for $1,000,000 with South Bay Bank of which $980,308 is outstanding. This line of credit had originally expired on February 1, 1999 and has been extended twice in three-month increments through November 1, 1999. This line of credit is secured by a first lien position on all of the Company's assets. The Bank has verbally agreed to extend this line of credit for an additional two-month period through the end of 1999 while the Company is negotiating with several asset-based lenders (see Footnote 10). However, there is no assurance that the Company will be successful in obtaining an extension on this line of credit. See ITEM 2. Management's Discussion and Analysis.

10. The Company is currently negotiating with several asset-based lenders for a working capital line to support the Company's growth prospects. The Company has received proposals from three asset-based lenders and is assessing the terms of those proposals. The Company plans to consummate a new banking relationship before the end of the calendar year. However, there can be no assurance that the Company will be successful in securing a new working capital line. See ITEM 2. Management's Discussion and Analysis.

11. As part of a restructuring of the Company in 1991, equity holders exchanged their shares for new common stock and Class A and Class B Warrants. The Class A Warrants expired at December 31, 1996. The Class B Warrants allow for the purchase of one share of common stock for $3.00 per share. Currently, there are 325,108 Class B Warrants outstanding with an expiration date of December 31, 1999.

12. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

      Commencing in January 1999, the Company's reportable operating segments include Heath Food specialty stores and Mass Market Categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. Operating segment data for the three months and nine months ended September 30, 1999 was as follows:

                                                         Distribution Channels
                                                         Health Food   Mass Market   Total
                                                         -----------   -----------   -----
  Three months ended September 30, 1999

        Sales                                           $2,965,298     $332,961   $3,298,259
        Cost of Sales                                    1,739,681      134,736    1,874,417
                                                         ---------      -------    ---------
               Gross Profit                              1,225,617      198,225    1,423,842

     Nine months ended September 30, 1999

          Sale                                          $7,945,186     $486,998   $8,432,184
          Cost of Sales                                  4,889,165      211,178    5,100,343
                                                         ---------      -------    ---------
               Gross Profit                              3,056,021      275,820    3,331,841

      Prior to January 1999, the Company's sales to the Mass Market segment were not significant.

      Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three months and nine months ended September 30, 1999 and September 30, 1998 was as follows:

                                              United States    International      Total
                                              -------------    -------------      -----
     Three months ended September 30, 1999

            Sales                             $   3,164,627    $     133,632   $ 3,298,259
            Cost of Sales                         1,780,652           93,765     1,874,417
                                              -------------    -------------   -----------
                 Gross Profit                     1,383,975           39,867     1,423,842

     Nine months ended September 30, 1999

            Sales                             $   8,009,521    $     422,663   $ 8,432,184
            Cost of Sales                         4,688,359          411,984     5,100,343
                                              -------------    -------------   -----------
                 Gross Profit                     3,321,162           10,679     3,331,841


     Three months ended September 30, 1998

            Sales                             $   3,468,885    $     224,311   $ 3,693,196
            Cost of Sales                         2,794,073          119,468     2,913,541
                                              -------------    -------------   -----------
                 Gross Profit                       674,812          104,843       779,655

     Nine months ended September 30, 1998


                                              United States    International     Total
                                              -------------    -------------     -----
            Sales                             $9,613,006       $1,164,909      $10,777,915
            Cost of Sales                      6,398,043          707,342        7,105,385
                                              ----------       ----------      -----------
                 Gross Profit                  3,214,963          457,567        3,672,530

      During the three months and nine months ended September 30, 1999, one customer which includes six distribution centers accounted for 25.6% and 25.4%, respectively of total net sales.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Naturade, Inc founded in 1926 is a leading provider of low carbohydrate, high protein powders, herbal remedies, skin care and soy protein-based products. Its products are sold to the health food and mass market channels through distributors and directly to retailers.

All comparisons below are for the three and nine-month periods ended September 30, 1998 compared to the three and nine-month periods ended September 30, 1999.

RESULTS OF OPERATIONS

          Total net sales for the third quarter ended September 30, 1999 decreased $394,937 or 10.7% compared to the same period last year and decreased $2,345,731 or 21.8% for the nine month period ended September 30, 1999 compared to the same period last year. Of this amount, domestic sales increased $267,234 or 9.5% and decreased $199,581 or 2.6% for the third quarter and first nine months respectively while Kids Plex-TM- sales decreased $455,316 or 90.2% and $1,314,606 or 93.3% for these same periods.
International sales decreased $91,177 or 40.6% for the September 30, 1999 quarter and decreased $743,178 or 63.7% for the first nine months compared to the same period last year. Partially offsetting this sales decline in the nine months ended September 30, 1999 was the sale in the first quarter of 1999 of $148,163 of raw materials to copackers as the Company continues its strategy of complete production outsourcing. Total net sales were also adversely impacted by a recall of certain Aloe Vera products creating returns of over $160,000 in March 1999, which was partially offset by replacement orders in the same month.

            Decreases in net sales for the nine month period ended September
30, 1999 were primarily the result of the Company's decision to terminate sales of product to a major health food retailer, significant international sales volume in the nine months ended September 30, 1998 and a decline in industry sales to the Health Food category in 1999 compared to the same period last year. In January 1999, the Company stopped selling to a major health food retailer due to its large Accounts Receivable balance outstanding and its unwillingness to pay Naturade invoices in a timely manner. The Company has fully reserved for these receivables. Sales to this major health food retailer were $307,042 for the quarter ended September 30, 1998 and $1,216,139 for the nine months ended September 30, 1998 for which there were no comparable sales in the same period of 1999. Without taking into account the September 1998 quarter sales to this customer, the September 1999 quarter sales reflects a 2.7% decline from the adjusted September 1998 quarter sales. During the nine month period ended September 30, 1998, the Company's international sales of $1,165,841 included $416,077 of non-recurring, low margin private label business from a Chinese customer for which there was no comparable sales in the same period of 1999. As part of its new global marketing strategy, management has decided to emphasize branded products and reduce its dependence on international private label business due to its low margin and unpredictability. During 1998, industry sales to the Health Food Category were expanding at low double-digit rates. However, in late 1998, industry sales to this category started to soften and have been flat to slightly down for 1999. While the Company has maintained its market share in this category, the Company's overall dollar sales are affected by the softness in the overall category.

           Gross profit as a percentage of sales increased 22.1% to 43.2% of sales for the third quarter ended September 30, 1999 from 21.1% for the same period last year and increased 5.4% to 39.5% of sales for the nine months ended September 30, 1999 from 34.1% of sales for the same period last year.
The gross profit percentage for the nine months ended September 30, 1998 was adversely impacted by an inventory write-off of $666,000 which occurred in the March 1998 quarter. In 1999, the Company decided to outsource production in order to add capacity so as to address the anticipated mass market demand. This outsourcing decision may adversely affect gross profits on a quarterly basis.

           Selling, general and administrative expenses increased $80,781 to $2,007,779 or 60.9% of sales for the three months ended September 30, 1999, from $1,926,999 or 52.2% for the same period last year, and also decreased $955,139 to $5,821,467 or 69.0% of sales for the nine months ended September 30, 1999 from $6,776,606 or 62.9% of sales for the same period last year. The September 1999 quarterly increase was due in part to the Company's investing in its efforts to capture Mass Market sales. These decreases were primarily the result of lower selling and marketing expenses which decreased $1,090,195 to $2,761,162 or 32.7% of sales for the nine months ended September 30, 1999 from $3,851,357 or 35.7% of sales for the same period last year which was partially offset by higher general and administrative expenses, which increased $106,627 to $2,034,825 or 24.1% of sales for the nine months ended September 30, 1999, from $1,928,198 or 17.9% of sales for the same period last year. Shipping and receiving expenses decreased $137,171 to $776,720, but increased as a percentage of sales to 9.2% for the nine months ended September 30, 1999, from $913,890 or 8.5% for the same period last year.

           Interest expense for the third quarter increased $1,320,179 and $1,339,641 for the nine-month period ended September 30, 1999 compared to the same periods last year due primarily to the granting of warrants and the issuance of debt with a beneficial conversion feature (Notes 7 and 8).

           Other income (expense) for the nine months ended September 30, 1999 reflects legal costs of $142,118 and the lawsuit judgment of $2,774,000 both relating to the PNI Judgment referred to in Footnote 5 compared to legal costs of $527,638 and transaction costs of $261,964 for the same period last year. Included in this classification for the nine months ended September 30, 1999 is the write off of $992,506 of intangible assets related to the acquisition of the Performance Nutrition assets in 1997. Also included in this classification for the nine months ended September 30, 1999 is income of $1,159,604 compared to an expense reclassification of $806,434 for the same period last year. In the March 30, 1998 quarter, the Company originally recorded $666,000 consisting of $466,000 of inventory write offs and $200,000 of additional reserve to miscellaneous expense. However, in the September 30, 1998 quarter, this $666,000 amount was reclassified to cost of sales. This expense reclassification had the net affect of reducing miscellaneous expenses for the September 30, 1998 quarter and year to date periods. No such amounts were incurred in the nine months ended September 30, 1999. The amount of $1,159,604 for the nine month period ended September 30, 1999 reflects a $1,000,000 reversal of the PNI judgment as explained in Footnote 5 above and total gains of $159,604 due to a $54,168 gain on sale of equipment that the Company no longer needs due to its strategy to completely outsource its production activities, a $281,997 gain on sale of the Company's interest in its former headquarters facility, a $189,408 loss due to the sale of the Tennessee real estate as set forth in Note 2 to the Financial Statements and $12,847 of interest and miscellaneous income.

          Income tax expense was $2,937 for the nine month period ended September 30, 1999 compared to $77,996 for the same period last year due to losses for the periods and the carryback benefits of such losses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company used cash of $4,170,231 in operating activities in the nine months ended September 30, 1999.

      The Company's working capital decreased from $2,219,645 at December 31, 1998 to $613,877 at September 30, 1999. This decrease was largely due to an adjusted judgment against the Company of $1,774,000 of which $388,667 was outstanding at September 30, 1999 (see Footnote 5 and "Legal Proceedings" below) and an increase in borrowings from related party of $1,362,634, and Accounts Payable and Accrued Expenses of $542,665 required to fund the Company's operating losses for the nine month period ended September 30, 1999.

        Cash provided by investing activities during the nine month period ended September 30, 1999 was $351,828. The primary source of this cash was the sale of the Company's interest in its former headquarters facility as set forth in Note 4 to the Financial Statements and the sale of the CEO's former Tennessee residence as set forth in Note 2 to the Financial Statements above.

        The Company's cash provided by financing activities of $4,134,834 for the nine month period ended September 30, 1999 was the net result of borrowings from a new financing agreement with Health Holdings as set forth in Notes 7 and 8 to the Financial Statements above.

         As more fully explained in Note 8 to the Financial Statements above, effective August 9, 1999, the Company entered into a Credit Agreement with Health Holdings which provides for advances (the "Advances") up to an aggregate of $4,000,000 at a per annum interest rate of 8% with a due date of July 31, 2004. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock.

         The Company is currently in discussions with several asset-based lenders for an expanded line of credit to support the Company's working capital requirements as it expands sales into the mass market. South Bay Bank has verbally agreed to extend its current $ 1,000,000 line of credit agreement with the Company to December 31, 1999.

The Company anticipates that it will require additional capital to support operations throughout the foreseeable future. Failure to obtain additional capital will have a material adverse impact on the Company's operations and financial position.

YEAR 2000 DISCLOSURE

The Company has developed and is implementing a comprehensive program to address Year 2000 issues. The program considers the effect of the Year 2000 on the Company's internal systems, customers, products and services, and suppliers and other critical business partners. Implementation of the Company's plan is substantially complete, and the Company believes that all identified potential Year 2000 issues have been effectively resolved. The cost to identify and resolve Year 2000 was not material to the Company's financial results and has been expensed as incurred or capitalized where appropriate. Management does not believe that there will be a significant disruption to the Company's business due to Year 2000 issues. However, the Company has begun contingency planning to address any situations which may arise in which the planning of the Company or third parties prove to be inadequate, and where practical alternatives are available. There can be no assurance that the Company's Year 2000 program or the programs of critical business partners will be successful, and failure could have a material adverse effect on the Company's business and results of operations.

FORWARD LOOKING STATEMENTS

         This discussion contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Naturade,
Inc. (the "Company" or the "Registrant") believes that the expectations reflected in such forward looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company. Such risk factors include, without limitation, the risk of changes or developments in the regulatory framework or product liability principles applicable to the Company and its products, and the risk of consolidation in the distribution channels expected to be used by the Company to distribute its products. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


PART II. Other Information

ITEM 1. Legal Proceedings

            As previously reported in its 8-K filing on August 5, 1999, the United States Bankruptcy Court for the Northern District of Texas approved the previously reported settlement agreement between the Company and the trustee for Performance Nutrition, Inc.

ITEM 2. Changes in Securities

            In March 1999, the Company entered into a Financing Agreement (the "Financing Agreement") with Health Holdings and Botanicals, Inc. ("Health Holdings"), a majority stockholder of the Company. The Financing Agreement provides that the Company may borrow up to $1.0 Million at a per annum interest rate of 8%. The Financing Agreement further provides that for each dollar borrowed, the Company shall issue a warrant ("Warrant") to Health Holdings to purchase three-tenths (0.3) of a share of common stock of the Company at an exercise price of $2.125 per share. The Company had issued 300,000 Warrants under the Financing Agreement prior to the Amendment referred to below. The warrants are exercisable for a period of ten years commencing on the date of grant.

      In June 1999, the Financing Agreement was amended (the "Amendment") to increase the amount of available borrowings to $1.6 Million also at an interest rate of 8% per annum. The Amendment further provides that for each dollar borrowed over $1.0 Million, the Company shall issue a Warrant to Health Holdings to purchase one-half (0.5) of a share of common stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 Warrants previously issued under the Financing Agreement prior to the Amendment was reset to $1.00 per share. As of September 30, 1999, the Company had issued 300,000 Warrants under the Amendment. All borrowings under the Financing Agreement are secured by the assets of the Company. All borrowings made prior to June 1, 1999 are due on March 7, 2000; those made after May 31, 1999 are due May 31, 2000. As of September 30, 1999, the Company borrowed $1,600,000 under the Financing Agreement and the Amendment and issued a total of 600,000 Warrants to Health Holdings. The warrants are exerciseable for a period of ten years commencing on the date of grant.

      The Company relied on Regulation D and/or Section 4(2) of the Securities Act of 1933 with respect to the securities issuances described in this
      ITEM 2. The issuance dates of the Warrants described above follows:


              Issue Date           Number of Warrants
              ----------           ------------------
              March 19, 1999          120,000
              March 31, 1999           60,000
              April 21, 1999           60,000
              May 7, 1999              60,000
              June 8, 1999            150,000
              June 21, 1999           100,000
              June 29, 1999            50,000

 ITEM 3. Defaults upon Senior Securities

               NONE

 ITEM 4. Submission of Matters to a Vote of Security Holders

               NONE

 ITEM 5. Other Information

               NONE

 ITEM 6. Exhibits & Reports on Form 8-K

        Exhibits
        Number                Description                         Page
        --------              -----------                         ----
          27                  Financial Data Schedule

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                         NATURADE, INC.
                                                         --------------
                                                         (Registrant)

       DATE: November 22, 1999                      BY /s/ BILL D.STEWART
             -----------------                      --------------------------
                                                    Bill D. Stewart
                                                    Chief Executive Officer

       DATE: November 22, 1999                      BY /s/LAWRENCE J. BATINA
             -----------------                      --------------------------
                                                    Lawrence J. Batina
                                                    Chief Financial Officer

EXHIBIT INDEX


        Number                Description                         Page
         27                   Financial Data Schedule              18