Form 10-K405
period 1999-12-31
NATURADE INC
filed 2000-04-14
CIK 797167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999 and
                  transitional quarter ended December 31, 1998
                        Commission File Number 33-7106-A

                                  NATURADE, INC.

                  DELAWARE                                 23-2442709
         (STATE OF INCORPORATION)          (I.R.S.  EMPLOYER IDENTIFICATION NO.)

                    14370 MYFORD ROAD, IRVINE, CA.               92606
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 573-4800

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         As of March 31, 2000, 5,349,084 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates as of that date was $1,683,816 based on the average of the bid and asked price on that date.

         Exhibit Index on Page 65

PART I

ITEM 1.  BUSINESS

A.       INTRODUCTION

         Naturade, Inc., a Delaware corporation (the "Company" or "Naturade"), is a branded nutraceuticals marketing company, focusing on high growth potential niche products and differentiating itself from broad line dietary supplement manufacturers. The Company is committed to marketing innovative natural products that actively nourish and improve the health and well being of consumers. This commitment to innovation and brand identity focus is exemplified by the Company's low carbohydrate, high protein powders, aloe vera based health and beauty aids, nutritional and herbal supplements, aloe drinks and soy protein based powders. These products are sold to the health food and mass market channels through a coordinated approach with a direct sales force, augmented by independent brokers, selling to distributors and increasingly direct to retailers.

         The Company's warehouse and executive offices are located at 14370 Myford Road, Irvine, California 92606, telephone (714) 573-4800.

B.       HISTORICAL DEVELOPMENT OF NATURADE, INC.

         Naturade was incorporated in Delaware in 1986 for the purpose of acquiring other businesses. In April 1989, Naturade acquired Naturade Products, Inc. ("NPI"), the common stock of which was owned by Allan Schulman, the Company's President, and other Schulman family members.

C.       HISTORICAL DEVELOPMENT OF NATURADE'S BUSINESS

         In 1926, Nathan Schulman opened one of the first natural food stores in the nation. Here he began to develop his own special nutritional formulas working with trained herbologists. The business grew rapidly and Schulman soon began manufacturing his own products under the Naturade brand name.

         By 1950, NPI had identified the beneficial health properties of soy protein and introduced its N-R-G-TM- line of protein powders. N-R-G remains one of the top 3 protein supplement brands sold today through health food distributors. The Naturade family of soy protein products grew to include other best selling brands like Naturade 100% Soy-TM- and Naturade Vegetable Protein-TM-.

         NPI grew to a position of leadership in the health food trade under the direction of Schulman's son, Allan, who became active in the Company in 1954. The Company remained as a family run enterprise into the 1990's, offering hundreds of products from vitamins and enzymes to a full line of aloe vera products in addition to its base line of protein supplements.

         NPI was merged into Naturade on September 30, 1993. Until early 1999, Naturade primarily operated as a manufacturer and national distributor of its health-related products.

D.       RECENT DEVELOPMENTS AFFECTING THE BUSINESS

         In March 1998, a new investor group brought in Chief Executive Officer (CEO) Bill Stewart, a strong consumer products-oriented leader, to re-invent Naturade as a multi-channel company that could compete effectively in both health food and mass market. As CEO, Mr. Stewart surrounded himself with a seasoned management team, several of whom had worked together with Bill for over ten years at a major consumer packaged goods company. Under his direction, the Company has invested over $8 million in restructuring, legal settlement and other one-time charges during 1998 and 1999 to build a solid platform for profitable growth.

         Mr. Stewart's new management team realized that a major restructuring of the Company had to occur if it was to be successful in growing the business. This restructuring required financial and organizational changes and included a detailed analysis of the Company's core competencies and externally available resources. In fiscal 1999, the management team revalued inventory, reduced unnecessary costs, outsourced manufacturing, arranged a substantial line of credit, reformulated most stock keeping units (skus), relocated the Company, implemented electronic data interchange (EDI) and rationalized the product line by eliminating over 100 skus.

         In fiscal 1999, the Company reserved almost $.9 million of finished goods and raw materials that no longer fit the growth strategy. It wrote off intangible assets of $1 million and for $1.9 million settled a 1997 lawsuit judgment stemming from the acquisition of the Kids Plex brand assets. Additionally, as the Company obtained financing from its major investor, it incurred over $1.9 million in non-cash interest charges required to be recorded per generally accepted accounting principles. The Company considers these costs of approximately $5.7 million in fiscal 1999 as non-operational. Accordingly, the Company has streamlined its operations and can now focus on marketing its products in the health food and mass distribution channels.

E.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Commencing in January 1999, the Company's reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. The financial information for the Company is presented in the financial statements accompanying this report.

F.       DESCRIPTION OF BUSINESS OF NATURADE

         (i) PRODUCTS

         Naturade focuses on developing niche branded products, differentiating itself from broad line dietary supplement manufactures. The Company has a long and established heritage as an industry innovator. It helped launch the soy protein powder market 50 years ago and the aloe vera based health and beauty aids market twenty years ago. Specific product categories include fitness and energy, herbal formulas, aloe vera based health and beauty aids, children's supplements and specialty formulas.

         The Company's fitness and energy line includes a variety of protein-based formulas addressing specific consumer needs. The "N-R-G Protein" supplement has been an industry leader for almost 50 years. The "All Natural Vegetable Protein" powder meets the needs of vegetarians or people who prefer products that contain no animal products. The "100% Whey Protein" product is formulated for the serious body builder and the "100% Soy Protein" is available for consumers who want health benefits associated with soy protein, including cholesterol reduction and a reduced risk of heart disease when used in a diet low in saturated fat and cholesterol.

         After extensive product and consumer research, in 1999 the Company created a soy protein supplement product that offered measurable advantages over products then available. Soy protein clinical research revealed potential health benefits for conditions such as menopause, osteoporosis and especially cholesterol reduction. Strategically, it was decided that the new product should be a meal replacement as opposed to a meal supplement to capitalize on higher growth in that segment and to distance it from competition.

         This product, Naturade Total Soy, a nutritionally balanced meal replacement with a 50-40-10 ratio of protein to carbohydrate to fat, was introduced in March 1999. As a meal replacement, the formulation was created to deliver 50% of the Daily Value of 18 vitamins and minerals plus fiber. However, the real keys to its success have been the product's great taste and its ability to deliver 25 grams of soy protein in a single 12 ounce shake. Naturade was the first company in the industry to fully capitalize on the new heart disease health claim permitted by the U.S. Food and Drug Administration
(FDA) on October 26, 1999. (See page 8).

         In response to the ground swell of industry concern over genetically modified organisms (GMO), the Company recently introduced a new line of Naturade Premium Soy, non-GMO protein powders. These will soon be followed by additional non-GMO, value-added products to meet the significant demand from health food retailers.

         The Company's herbal category is spearheaded by the proprietary brand line of herbal formulas, "The Chinese Way-TM-". It combines time-tested solutions from Chinese herbal traditions with the latest scientific research to provide effective products backed by clinical test support. "The Chinese Way-TM-" is the consumer's assurance of an all natural product produced to the highest quality standards in sourcing and U.S. pharmaceutical-grade manufacturing. This first-to-market approach represents the fusion of the traditions of Chinese Herbalism with the latest Western manufacturing know-how. Currently, "The Chinese Way-TM-"" brand includes two product lines:
Immune Formulas and Life Force Formulas with a third, Woman's Harmony Series, planned for introduction in Year 2000. Additional products under the Naturade herbal category include a herbal diuretic, a natural laxative and natural fiber supplements.

         The Company's aloe vera based health and beauty aids product category, embodied in the Aloe Vera 80-Registered Trademark- brand, was created over 20 years ago. This Aloe Vera 80 line concentrates on five key product segments: facial care, skin care, hair care, bath and cleansing care and sun care. All of these products contain a high percentage of aloe vera gel, a source of minerals, enzymes, vitamins, amino acids and fatty acids known for its ability to soothe and hydrate delicate body tissues. The Company continues to innovate today by re-inventing its aloe products with Active Aloe-TM-, a more efficacious ingredient standardized to 10% bioactive polysaccharides, with the potential to transform the aloe vera market.

         The Company's children's supplements category features a core group of products under the "Kids Plex-Registered Trademark--TM-" brand name. These products provide a full spectrum of vitamins, minerals and amino acids designed to enhance a child's mental concentration. "Kids Plex-Registered Trademark--TM-" is currently available in shake mixes as well as nutrition bars. Both the shakes and bars are available in assorted flavors.

         The Company's specialty formulas category includes an entire line of herbal-based cough and cold formulas as well as a select line of fiber formulas, diuretics, vitamins and enzymes and aloe vera drinks fortified with natural botanicals. Top products in this line include "Herbal Cough Syrup", "Saline/Aloe Nasal Spray", "Immune Booster" with echinachea and "Aloe Vera Gel Stomach Formula".

G.       SALES

         For the fiscal year ended December 31, 1999 ("Fiscal 1999"), Naturade had net sales of $11,946,702 of which 95% was domestic and 5% was international. Total gross profit was $4,569,798, of which $4,468,092 was generated by domestic sales and $101,706 was generated by international sales. For the three months ended December 31, 1998, Naturade had net sales of $3,597,155 of which 81% was domestic and 19% was international. Total gross profit was $1,327,205, of which $1,101,047 was generated by domestic sales and $226,158 was generated by international sales. For the fiscal year ended September 30, 1998 ("Fiscal 1998"), Naturade had net sales of $13,506,972 of which 90% was domestic and 10% was international. Total gross profit was $5,712,883, of which $5,159,073 was generated by domestic sales and $553,810 was generated by international sales. For the fiscal year ended September 30, 1997 ("Fiscal 1997"), Naturade had net sales of $12,578,419 of which 92% was domestic and 8% was international. Total gross profit was $6,196,624, of which $5,831,453 was generated by domestic sales and $365,171 was generated by international sales.

         (i) DOMESTIC SALES

         Naturade's direct sales force supervises broker sales organizations in the health food and mass market channels. While headquarters sales calls are primarily the responsibility of Naturade sales management, follow-up calls and retail activity are carried out by over 60 health food broker personnel and an additional 50 mass market broker personnel.

         The health food branded products are sold through a stocking distributor network of 15 key distributors and approximately 15 smaller distributors who service approximately 6,000 retail health food stores in the United States. Six of these key distributors are divisions of Tree of Life, Inc, a national health food distributor; their aggregate purchases during 1999 represented approximately 24% of the Company's total sales. The loss of this major health food distributor could have a material adverse effect on the Company.

         In 1999, Naturade hired a separate set of brokers who have specific industry and/or key account relationships in the mass market which consists of the following categories: grocery, drug, warehouse, discount and club stores. Through this approach, Naturade has shipped or received commitments from over 25 accounts representing 9,000 store outlets for its Naturade Total Soy product line by December 31, 1999.

                  Sales for 1999 in the United States are broken down by geographic regions as follows:

                                                                  %
                                                                -----
                  Northeast Region                               26.1
                  Southeast Region                               14.1
                  Southwest Region                                8.2
                  Mid-West Region                                13.7
                  Rocky Mountain Region                           7.1
                  California & Hawaii                            22.2
                  Northwest Region                                8.6
                                                                -----
                                                                100.0

         Naturade maintains brokerage agreements with its health food and mass brokers throughout the United States. These agreements have a term of one year and may be terminated on 30 days prior written notice by either party. In addition, these agreements grant the brokers exclusive territories to represent Naturade and receive commissions on sales generated in these territories.

         (ii)    FOREIGN SALES

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

         Approximately 25% of the Company's international sales in Fiscal 1999 were in Saudi Arabia, 25% in Canada and 22% in Korea, with the remaining 28% in approximately 10 other countries. As part of its new global marketing strategy, the Company has decided to emphasize branded products and reduce its dependence on international private label business due to its low margin and unpredictability.

         (iii)   SEASONAL FLUCTUATIONS

         The general nature of the Company's domestic business is not considered seasonal. However, international sales tend to fluctuate depending upon economic conditions, seasonal patterns and cultural differences within each country.

H.       NO GOVERNMENT CONTRACT BUSINESS

         None of Naturade's business relates to government contracts.

I.       REGULATORY MATTERS

         The Company's products are subject to regulation by numerous governmental agencies, principally the FDA. The Company's products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Advertising of the Company's products is subject to regulation by the U.S. Federal Trade Commission. The Company's products are also regulated by various state and local agencies as well as each foreign country in which the Company distributes its products.

          Many Naturade products, including Naturade Total Soy, are food products that are not subject to regulation by the FDA, Over-the-Counter
(OTC) Drug regulations or the Dietary Supplement Health and Education Act (DSHEA) of 1994. These food products may use "structure/function" claims, but unlike Dietary Supplements, are not required to carry a disclaimer regarding an FDA evaluation or disease. Effective October 26, 1999, the FDA approved a health claim for soy protein allowing the following product label claim:

     "25 GRAMS OF SOY PROTEIN DAILY, IN A DIET LOW IN SATURATED FAT AND CHOLESTEROL, MAY REDUCE THE RISK OF HEART DISEASE"

To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than 3 grams of fat and no more than 1 gram of saturated fat. The Company is currently shipping 32 products that carry the heart disease claim under the brand names of Naturade Total Soy, Naturade 100% Soy, Naturade Veg (Vegetable Protein), Naturade NRG and Naturade Premium Soy.

         The enactment of DHSEA established a clear legal framework for the Company's marketing efforts as it removed many of the legal threats that the industry had faced. Under DSHEA, dietary supplements (including several of Naturade products) are separately regulated from over-the-counter drugs or food products. Dietary supplements may bear

"structure/function" claims on the product label. In addition, balanced literature may be used in connection with the sale of dietary supplements in retail stores. In its latest ruling on dietary supplements that became effective on February 5, 2000, the FDA changed its position and stated that afflictions occurring in the course of daily living, such as pre-menstrual syndrome and aging, are no longer considered diseases and hence, products may now carry related "structure/function" claims. This change will have a significant positive impact on claims for the Company's products such as The Chinese Way PMS Support.

J.       BACKLOG

         Naturade typically does not carry backlog orders and generally maintains a sufficient supply of its products to meet customer demands. The Company's policy is to ship product within seven days of the order being placed.

K.       INVENTORY

         Naturade's net inventory ranged from a low of $1,920,467 to a high of $2,877,229 during Fiscal 1999. Management conducts weekly sales forecast meetings to review inventory status. If any excess inventory is indicated, the Company attempts to reduce the excessive inventory as soon as possible. A complete physical inventory is conducted once a year.

L.       RAW MATERIAL

         Due to the Company's decision to outsource production, Naturade has eliminated most of its raw material inventory which at December 31, 1999 approximated $135,000. This amount includes bottles, labels, corrugated boxes, shippers and certain special raw materials.

M.       COMPETITION

         Approximately 61% of 1999 Naturade sales are derived from supplement powders, of which 44% are soy protein based products. These products are sold through health food distributors to health food stores and natural foods supermarkets and direct to mass supermarkets, drug stores, club stores and mass merchandisers. Some additional volume to mass accounts is also sold through food and drug distributors. Spins Distributor Information, the independent source for syndicated sales data through health food distributors, reports a 52.1% share of the market for Naturade in the Supplement Powders category based on warehouse withdrawals for the 52 week period ended September/October 1999. This share is up 7.5 percentage points over the same period during the prior 12 months. This 52.1% share is more than 2.5 times the share of the next leading competitor in this report. Competitors in this segment include Twin Labs, Next Nutrition, Fearn, Champion Nutrition and Genisoy/MLO. Additional products sold in health food stores and natural foods supermarkets include private label brands from GNC, Whole Foods and Wild Oats as well as the Dr. Atkins brand and Spiru-tein, from Nature's Plus. Since these brands are not sold through distributors, Naturade does not have a measure of their volume.

         During Fiscal 1999, Naturade began selling significant volume through mass market outlets which accounted for approximately 11% of 1999 sales volume. Key competitors in this class of trade on soy protein supplement powders include the Health Source brand from Ross Laboratories and Genisoy. Naturade does not purchase syndicated sales data relating to competitive sales volume in the mass market.

         Approximately 13% of 1999 Naturade sales volume was derived from the sale of aloe vera based products, almost all of which came through health food stores and natural foods supermarkets. Naturade does not purchase syndicated sales data to measure aloe vera competition. Key competitors in the health and beauty care segment include Jason, Kiss My Face, Nature's Essentials and Nature's Gate. Lily of the Desert and Nature's Gate are also significant competitors in the aloe juice and drink category.

N.       COPYRIGHTS, TRADEMARKS AND LICENSES

         Naturade maintains registrations on over twenty trademarks in the U.
S. Patent and Trademark Office, as well as California registrations on seven trademarks. The Company also maintains trademark registrations for a variety of names in over 25 foreign countries. In addition, Naturade maintains a variety of copyright registrations and holds certain other intellectual property rights.

O.       PRODUCT RESEARCH AND DEVELOPMENT

         Over the past two years, the Company has reformulated virtually all its products and conducted an exhaustive line review to assure compliance with the latest regulations in product labeling throughout all categories; including food (Nutritional Labeling Education Act of 1991 or NLEA), dietary supplement (DSHEA), over-the-counter drug (OTC Monographs) and cosmetic packaging regulations. The Company retains control of all labels in-house and aggressively manages label development and usage as an element of quality assurance. In addition, all formula specifications are developed under the direction of Naturade management. Each new batch is quarantined at the Naturade warehouse until approved for release by in-house quality assurance.

         The Company devotes substantial resources to new product development and reformulation. The research and development resources during 1999 were spread among Naturade's main product categories of protein and soy powders, health and beauty aids and herbal supplements. Naturade's product research and development expenses were $326,946 and $62,474 for the fiscal year ended December 31, 1999 and the three months ended December 31, 1998. Comparable product research and development expenses for the fiscal years ended September 30, 1998 and September 30, 1997 were $279,370 and $134,807, respectively. The average time to market for reformulations and new products has been three to four months.

         In the protein powder category, development of Naturade Total Soy was completed in early 1999. This meal replacement product provides 17 grams of soy protein per serving along with a balanced caloric ratio of protein, carbohydrates and fat, and 50% of the daily value for 18 vitamins and minerals. These powders were formulated in three flavors: Bavarian Chocolate, French Vanilla and Strawberry Creme. Naturade Total Soy was also formulated in anticipation of the FDA's soy protein health claim approval. When the proposed health claim was approved in late October 1999, Naturade Total Soy immediately began carrying the health claim language on the front panel.

         As the issue of foods containing genetically modified organisms (GMO's) began to take center stage in the minds of trade groups and consumer activists, Naturade responded quickly with the introduction of Premium Soy, a soy-based protein booster made with non-GMO soy protein isolate. Naturade Premium Soy is sold in both natural and chocolate flavors. Natural flavor contains 25 grams of soy protein per serving, meeting the FDA's total recommended daily requirement for soy protein in helping to reduce the risk of heart disease.

         In mid-1999, Naturade introduced three new Life Force formulas to The Chinese Way brand. These formulas took a slightly different approach than the previous Cough/Cold items in that they focused on up-and-coming Chinese herbs that were more likely to be recognized by consumers. The Cholesterol Support Formula contains active amounts of Red Yeast Rice as the primary ingredient along with Vitamins B6 and Folic Acid. The Memory Formula features the cognitive enhancer Huperzine A, an extract of the Chinese herb Huperzia Serrata. Finally, the Lasting Energy Formula contains a blend of four types of ginseng for increased energy throughout the day. All three Life Force Formulas also contain a special blend of adaptogenic Chinese herbs, called Chinequalize-TM-, that were added to supplement and enhance the effects of the primary herbs in the formula.

         Product development and reformulation also focused on the aloe vera beverage category with a new addition to the top-selling line of aloe gel concentrates in June 1999. The new Immune Formula, with Vitamin C, Echinacea, Pau D'Arco and Shiitake and Maitake Mushroom extracts, was designed as an immune system support formula. Also, a line of three new aloe vera juices, each containing 100% aloe juice from concentrate were added for those consumers who drink aloe on a daily basis. The aloe juices are sweetened lightly with Stevia and are available in natural, peach-mango and cranberry-apple flavors.

         Finally, in the Aloe Vera 80-TM- health and beauty aid category, formulation work got underway using a new type of aloe vera gel called Active Aloe-TM-. Active Aloe guarantees 10% polysaccharides, the primary biologically active component in aloe gel. Naturade has an exclusive arrangement with Active Aloe to promote the new formulation for the Year 2000. The entire Aloe Vera 80 line is planned for re-launch with new formulations and consistent, streamlined packaging in March 2000.

         During Fiscal 1998 two product groups dominated the Company's research and development investment. The first group was "The Chinese Way-TM-" line. The Company researched and developed several new products in this line: the "Stay Well Formula", "Head and Chest Formula", "Sinus Formula" and "Soothing Throat Lozenges". The Company conducted market research, including focus groups and developed new packaging. The "Kids Plex-TM-" line formed the second major product group for which the Company made substantial research and development expenditures. New "Kids Plex-TM-" flavors and packaging were researched and developed, as well as new nutritional bars and displays. In addition, two products in the cough and cold line were developed and introduced: "Sore Throat Syrup" and "Herbal Sinus Support".

         The majority of investment in product research and development in the fiscal year ended September 30, 1997 was for the Company's herbal product category. This included the development of a new herbal product line (21 items) of standardized and whole herbs. In addition, a "twin-pack" of herbs and natural fibers called "Herbal Cleanse" was developed. Also in fiscal year ended September 30, 1997, a new product called "Immune Booster" was added to the cough and cold category. A new children's sun block was developed and introduced in the "Aloe Vera 80" category.

P.       ENVIRONMENTAL DISCHARGE EXPENDITURES

         Naturade believes it is in material compliance with applicable government regulations regarding discharge of materials into the environment.

Q.       EMPLOYEES

         As of December 31, 1999, Naturade employed approximately 30 people.

R.       RISK FACTORS

         The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein.

         Impact of Government Regulation

         The Company's operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the FDA and FTC. See "Government Regulation." Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company's products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

         As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. Such future laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, the imposition of additional recordkeeping requirements, expanded documentation of product efficacy, and expanded or modified labeling and scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition. See "Government Regulation."

         Technological Changes

         The Company currently is engaged in developing nutraceuticals, which are characterized by extensive research efforts and rapid technological progress and change. New process developments are expected to continue at a rapid pace in both industry and academia. The Company's future success will depend on its ability to develop and commercialize its existing product candidates and to develop new products. There can be no assurance that the Company will successfully complete the development of any of its existing product candidates or that any of its future products will be commercially viable or achieve market acceptance. In addition, there can be no assurance that research and development and discoveries by others will not render some or all of the Company's programs or potential product candidates uncompetitive or obsolete.

         Dependence on Third-Party Manufacturers

         Although the FDA does not currently regulate manufacturing facilities for nutraceutical products, there can be no assurance that the FDA at some time in the future will not begin regulating these manufacturing facilities. If the FDA were to begin regulating the manufacturing facilities for nutraceuticals and if the manufacturing facilities used by our third-party manufacturers did not meet those standards, the production of the Company's products will be delayed until the necessary modifications are made to comply with those standards. If the manufacturer were unable or unwilling to make the necessary modifications, the Company would be required to find an alternate source to manufacture its products.

         Competition

         The market for nutraceutical products is highly competitive. Many, if not all, of the Company's competitors have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any products that may be developed by the Company.

         Dependence on Qualified Personnel

         The Company's success is dependent upon its ability to attract and retain qualified scientific and executive management personnel. To commercialize its products and product candidates, the Company must maintain and expand its personnel, particularly in the areas of product sales and marketing. The Company faces intense competition for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Moreover, managing the integration of such new personnel could pose significant risks to the Company's development and progress and increase its operating expenses.

         Product Liability Exposure

         Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company's products and product candidates, and there can be no assurance that the Company will be able to avoid significant product liability exposure. The Company may be subject to various product liability claims, including, among others, that its products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. The Company currently maintains a general liability insurance policy and a product liability insurance policy. There can be no assurance that the Company will be able to maintain such insurance in sufficient amounts to protect the Company against such liabilities at a reasonable cost. Any future product liability claim against the Company could result in the Company paying substantial damages, which may not be covered by insurance and may have a material adverse effect on the business and financial condition of the Company.

         Effect of Adverse Publicity

         The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company and that various scientific studies have suggested may involve health benefits. While the Company conducts extensive quality control testing on its products the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products. The Company is highly dependent upon consumers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of the Company's products. The Company's ability to attract and retain distributors could be adversely affected by negative publicity relating to it or to other direct sales organization or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company or other direct sales organizations.

         Intellectual Property Protection

         Our success depends in part on our ability to obtain and maintain patent protection for our technologies and products, preserve our trade secrets, and operate without infringing on the property rights of third parties. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. The Company intends to register its trademarks in certain foreign jurisdictions where the Company's products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

         Currently, the Company has received over twenty United States trademarks as well as California registrations on seven trademarks. The Company also maintains trademark registrations in over twenty-five foreign countries. To the extent the Company does not have patents on its products, another Company may replicate one or more of the Company's products. Litigation may be necessary to enforce our patent and proprietary rights. Any such litigation could be very costly and could distract our personnel. We can provide no assurance of a favorable outcome of any litigation proceeding. An unfavorable outcome in any proceeding could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

         In December 1998, the Company signed a 7 1/2 year lease agreement for new executive offices, sales and marketing and warehouse operations located in Irvine, California. This new 50,000 square foot facility includes a 40,0000 square foot finished goods warehouse area configured with a high-density steel rack and frame storage floor plan. This maximum cubic space utilization provides the Company with reasonably sufficient warehousing capacity for the term of the lease, specifically in light of the Company's decision to outsource production thereby eliminating the need for any manufacturing space. The rent expense related to this lease for fiscal year ended December 31, 1999, was $450,744. Detailed information relating to this lease is presented in the footnotes to the financial statements accompanying this report.

         In June 1999, the Company sold its interest in its former headquarters facility in Paramount, California and recorded a gain of $281,997. In connection with this sale, the Company paid off approximately $1.9 million of bank and other debt obligations.

         In connection with the Company's acquisition of certain assets of Performance Nutrition, Inc. ("PNI") as discussed in Item 3 below, as of August 1, 1997, the Company entered into a lease for 4,490 square feet in a facility located in Dallas, Texas. The lease terminates on August 1, 2002, and rent is paid at the rate of $3,256 per month. The Company subleased this facility as of October 1, 1998 for the remainder of the lease term at a sublease rental rate equal to the lease rental rate.

ITEM 3.  LEGAL PROCEEDINGS

         On March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement ("Settlement Agreement") between the Company and the PNI Trustee. The Settlement Agreement provided the Company with a full release of the PNI Judgment and the costs and interest thereon, as well as any and all other claims which the PNI Trustee has or might have against the Company (including a preference claim for approximately $130,000 filed in January 1999 by the PNI Trustee). The Settlement Agreement required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, of which $282,667 was outstanding at December 31, 1999, payable over 12 months at 5% interest, and (3) a contingent promissory note in the amount of $226,000, which would become payable only to the extent that the Company's sales for the second, third and fourth quarters of 1999 exceed specified targets. As the Company's sales did not meet the specified target, no amount will be payable under the contingent promissory note. Consequently, the adjusted total cost to the Company of the settlement is $1,774,000, exclusive of interest on the promissory note. The terms of the Settlement Agreement were consummated in August 1999.

         On January 15, 1999, Health Holdings filed an action against Allan Schulman (Schulman) seeking damages for breach of the warranties and representations contained in that certain Stock Purchase Agreement, executed December 15, 1997, whereby Schulman and certain others agreed to sell a portion of their shares of the Company to Health Holdings. See Note 7 to the Financial Statements. Schulman filed a cross-complaint against the Company for, among other things, indemnification. The cross-complaint has been dismissed. This lawsuit was settled on December 31, 1999. As part of the settlement, Schulman agreed to resign from the Company as an employee, officer and director effective November 29, 1999.

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

Common Stock
------------
For Fiscal Year Ended December 31, 1999                         High              Low
---------------------------------------                         ----              ---
         1st Quarter                                        $   2.81        $    1.50
         2nd Quarter                                            1.16              .63
         3rd Quarter                                            1.19              .63
         4th Quarter                                            1.56              .63

For Fiscal Quarter Ended December 31, 1998                      High              Low
------------------------------------------                      ----              ---

         4th Quarter                                        $   3.25        $    1.75

For Fiscal Year Ended September 30, 1998                        High              Low
-----------------------------------------                       ----              ---

         1st Quarter                                        $   5.25        $    3.38
         2nd Quarter                                            4.75             3.67
         3rd Quarter                                            4.67             3.25
         4th Quarter                                            4.36             2.61

For Fiscal Year Ended September 30, 1997                        High              Low
----------------------------------------                        ----              ---

         1st Quarter                                        $   2.13        $    1.63
         2nd Quarter                                            3.25             2.00
         3rd Quarter                                            3.69             3.13
         4th Quarter                                            4.13             3.50

         On April 6, 2000, the last reported price for the Company's Common Stock was $.625.

B.       HOLDERS

         To the best knowledge of the Company, the number of registered record holders of common stock as of March 1, 2000, was 541. The Company believes that approximately 700 additional shareholders hold the Company's common stock in "street name."

C.       DIVIDENDS

         The Company did not pay a cash dividend on its common stock during Fiscal 1998 or 1999, and it is not anticipated that the Company will pay any dividends in the foreseeable future. As of the date of this Annual Report on Form 10-K, the Company intends to follow a policy of retaining any future earnings to provide funds for the expansion of its business.

D.       WARRANTS

         During 1999, the Company issued 60,000 shares of common stock based upon the exercise of options at price ranging from $.50 to $ $.94 per share. During 1999, 600,000 warrants were issued to Health Holdings Inc. as part of the Finance Agreement (see Note 4 to the Financial Statements). Subsequent to December 31, 1999, 588 Class B warrants were exercised with the remaining 324,520 Class B warrants expiring.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables summarize certain selected financial data for the periods presented for the Company. The data for the year ended December 31, 1999, should be read in conjunction with the more detailed audited statements for such year presented elsewhere herein.

STATEMENT OF OPERATIONS DATA

                                       YEAR ENDED        THREE MONTHS                Years Ended September 30
                                                            ENDED
                                   December 31, 1999  December 31, 1998    1998         1997        1996         1995
                                   -----------------  -----------------    -----        ----        ----         ----
Net Sales                             $11,946,702        $3,597,155     $13,506,972 $12,578,419  $10,105,532  $10,094,740

Gross Profit                            4,569,798         1,327,205       5,712,883   6,196,624    4,869,105    4,738,852

  (Loss) Income before provision
     for income taxes                  (9,696,013)         (946,673)     (4,074,365)    413,295      204,158      336,808

Provision for income tax                      800                 -          35,450     165,000       38,000      (58,275)

Net (Loss) Income                     ($9,696,813)        ($946,673)    ($4,109,815)   $248,295     $166,158     $395,083

Basic (Loss)Earnings per share             ($1.81)           ($0.18)         ($0.84)       $.08        $0.06        $0.14

Diluted (Loss) Earnings per share          ($1.81)           ($0.18)         ($0.84)       $.08        $0.06        $0.11

Weighted Average                        5,346,000         5,227,000       4,874,000   2,945,000    2,578,000    2,822,000
  Number of Shares used in
  Computation of Basis (Loss)
  Earnings per Share

Weighted Average                        5,346,000         5,227,000       4,874,000   3,232,000    2,777,000    3,500,000
  Number of Shares used in
  Computation of Diluted (Loss)
  Earnings per Share

BALANCE SHEET DATA

                                               As of                        As of September 30
                                         December 31, 1999      1998         1997         1996         1995
                                         -----------------      ----         ----         ----         ----
Cash and Cash Equivalents                   $1,056,240       $1,975,513     $157,585     $120,143     $116,444

Working Capital                              ($649,929)      $3,116,309   $1,356,136     $879,651     $783,549

Total Assets                                $5,102,950       $9,548,470   $7,753,574   $5,160,235   $4,820,775

Long-Term Debt                              $3,778,528       $2,011,523   $2,235,908   $2,418,334   $2,555,675

Total Stockholders' (Deficit) Equity       ($4,002,962)      $4,328,192   $2,685,286   $1,080,224     $897,588

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         As reported previously, the Company changed its fiscal year from September 30 to December 31, effective for the calendar year beginning January 1, 1999. Consequently, the financial statements discussed herein are for the year ended December 31, 1999, the three months ended December 31, 1998 (the transition period) and the years ended September 30, 1998 and 1997.

RESULTS OF OPERATIONS

DECEMBER 1999 FISCAL YEAR COMPARED TO SEPTEMBER 1998 FISCAL YEAR

         Commencing January 1, 1999, the Company changed its fiscal year to end December 31st. Consequently, this analysis compares the new fiscal year ended December 31, 1999 (fiscal 1999) with the prior fiscal year ended September 30, 1998 (fiscal 1998).

         Fiscal 1999 was a milestone year for Naturade. While the health food industry experienced continued softness, the Company maintained its sales strength in key health food accounts, while establishing a toehold in the more diverse mass market. In fiscal 1999, the top 25 customers accounted for almost $9.2 million or 76.8% of net sales and the top 25 skus accounted for 54.1% of net sales.

         Net sales for the fiscal year ended December 31, 1999 declined $1,560,270 or 11.6% to $11,946,702 from $13,506,972 for the fiscal year ended
September 30, 1998. This decline was primarily due to a decrease in International and Kids Plex sales which were partially offset by the successful launch of Naturade Total Soy. Domestic core sales (which include Naturade Total Soy but exclude Kids Plex, The Chinese Way and Private Label), represented 90.2% of net sales in fiscal 1999, increased $726,481 or 7.2% compared to fiscal 1998. Of this amount, Naturade Total Soy represented over $1,300,000 or 11.0% of net sales. Due to the cancellation of sales to a major health retailer in early 1999 initiated by Naturade for slow payment of accounts due, Kids Plex sales declined $1,394,365 or 88.8% to $176,189 from $1,570,554 for fiscal 1998. International sales declined $817,292 or 59.1% to $564,530 from $1,381,822 for fiscal 1998.

         While the Company has maintained its market share in the health food category, the Company's domestic dollar sales were affected by the overall industry softness. Sales to mass market retailers of products designed to be different from health food offerings partially offset health food category weakness.

         The health food segment decline includes a decline in Kids Plex-Registered Trademark- sales related to a single customer which in fiscal 1998 accounted for over 95% of Kids Plex-Registered Trademark- sales. In January 1999, the Company stopped selling to a major health food retailer due to its large accounts receivable balance outstanding and its unwillingness to pay Naturade invoices in a timely manner. The Company has fully reserved for these receivables as of December 31, 1999. Sales to this retailer were $1,350,712 for the fiscal year ended September 30, 1998 for which there were no comparable sales in calendar 1999.

         The decline in international sales is due to the Company's new global marketing strategy in which management has decided to emphasize branded products and reduce its dependence on international private label business due to its low margin and unpredictability. During fiscal 1998, the Company's international sales of $1,381,322 included $416,077 of non-recurring, low margin private label business from a Chinese customer for which there were no comparable sales in the same period of 1999. Saudi Arabian sales were $139,658 and $482,854, for the December 31, 1999 and September 30, 1998 fiscal years, respectively. The Saudi Arabian decline was due to a slowness in the Arabic market and management's decision to tighten credit terms to the Company's exclusive Saudi Arabian distributor.

          Gross profit as a percentage of sales for fiscal 1999 decreased to 38.3% from 42.3% in fiscal 1998. The gross profit percentage for fiscal 1999 was affected by several management-led initiatives. This included writing off or reserving approximately $900,000 in obsolete inventory and the Company's decision to outsource production in order to add capacity, focus its resources on marketing and distribution, lower fixed operating costs and ensure quality control. While this outsourcing decision has added significantly to the Company's ability to serve its customers, it has slightly penalized gross profits in fiscal 1999 due to startup and transitional costs.

          Selling, general and administrative expenses for the fiscal year ended December 31, 1999 increased $438,442 or 5.2% to $8,923,832 or 74.7% of sales from $8,485,390 or 62.8% of sales for the fiscal year ended September 30, 1998.

         Marketing costs consist of advertising, trade and consumer promotions, marketing consultants, public relations, design and product development and other. For fiscal 1999, these marketing costs decreased $34,474, or 1.3% compared to the prior fiscal year, to $2,566,469 or 21.5% of sales for the fiscal year ended December 31, 1999, from $2,600,943, or 19.3% for the fiscal year ended September 30, 1998.

         Sales costs consisting of sales personnel and related costs as well as sales commissions decreased $368,152 or 17.7% compared to the prior fiscal year to $1,711,830 or 14.3% of sales for the fiscal year ended December 31, 1999, from $2,079,982 or 15.4% for the fiscal year ended September 30, 1998. Non-commission sales costs accounted for all of the decline and consisted of approximately $158,000 in lower international expenses and approximately $223,000 in lower domestic costs.

         Shipping and receiving costs consist of all warehouse operating costs plus freight costs to the Company's customers. For fiscal 1999, these shipping and receiving costs decreased $79,328 or 6.8% compared to the prior fiscal year to $1,092,784 or 9.1% of sales for the fiscal year ended December 31,1999, from $1,172,112 or 8.7% for the fiscal year ended September 30, 1998. Additional personnel and warehouse costs represented $72,321 of this increase with freight-out costs representing the balance.

         General and administrative (G&A) costs increased $752,689 or 32.0% for fiscal 1999 compared to fiscal 1998 to $3,105,671 or 26.0% of sales for the fiscal year ended December 31, 1999, from $2,352,982 or 17.4% for the fiscal year ended September 30, 1998. There were four major causes for this increase. The first was rent expense of approximately $365,000 for fiscal 1999 compared to none for fiscal 1998 since in fiscal 1998 the Company owned its own facility whereas in April 1999 it moved to new rented facilities. The second major cause was an increase in the reserves for doubtful accounts and returns and allowances of approximately $150,000 over fiscal 1998 amounts due to an increase in customer receivables over 90 days and unauthorized credits. The third major cause was the recognition in fiscal 1999 of a full year of management consulting charges at the rate of $75,000 per quarter. In fiscal 1998, the Company only incurred three quarters' worth of charges since these quarterly amounts commenced in January 1998. The final major cause was approximately $88,000 of investor relations costs in fiscal 1999 for which there were none in fiscal 1998.

         As previously reported, during fiscal 1998, the Company conducted an extensive review and assessment of its business which resulted in the establishment of a new strategic direction calling for the Company to aggressively invest in products designed for the mass market. In this endeavor, the Company conducted extensive market research, retained product development consultants and incurred other expenses in this new product design effort. The Company views these product design costs as an investment in the future direction of Naturade. For fiscal 1998, these expenses included $82,964 for market research and $360,369 for product development consultants and other costs for which there were no comparable costs in fiscal 1999.

         The fiscal 1999 other operating expense amount includes the PNI lawsuit settlement of $1,774,000 as explained in Note 7 to the Financial Statements, and the write off of intangible assets of $1,070,344 as explained in Note 8 to the Financial Statements. There is no comparable amount for fiscal 1998.

         Other (income) expense consists of two components, interest expense and other expense, which are separately discussed below.

         Interest expense consists of bank and other interest related to notes shown on Note 4 to the Financial Statements. For fiscal 1999, these interest expenses increased $1,954,276 compared to the prior fiscal year to $2,351,992 or 19.7% of sales for the fiscal year ended December 31, 1999, from $397,716 or 2.9% for the fiscal year ended September 30, 1998. The cause of this significant increase is the recording of interest expense related to the conversion feature of the $4 million Health Holdings Credit Agreement debt which allows Health Holdings to convert any portion of the borrowings into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock. The Company borrowed on this Credit Agreement on August 8, 1999 for $3 million and on December 30, 1999 for $650,000. Due to this conversion feature and the $3.65 million in borrowings, the Company recorded a non-cash interest expense of approximately $1,501,000 for the fiscal year ended December 31, 1999 as explained in Note 4 to the Financial Statements. Also in fiscal 1999, the Company recorded a non-cash interest expense of approximately $429,000 related to warrants granted to Health Holdings as part of the Health Holdings Finance Agreement as explained in Note 4 to the Financial Statements.

         The other expense category consists of unusual or non-recurring charges net of other income. This other expense decreased $315,166 for fiscal 1999 compared to fiscal 1998 to $145,643 or 1.2% of sales for the fiscal year ended December 31, 1999, from $460,809 or 3.4% of sales for the fiscal year ended September 30, 1998.

DECEMBER 1998 QUARTER COMPARED TO DECEMBER 1997 QUARTER

         Total net sales for the three months ended December 31, 1998 increased $868,098 or 31.8% to $3,597,155 from $2,729,058 for the three months ended December 31, 1997. Of this amount, domestic sales increased $123,960 or 5.5% and international sales increased $477,544 or 221.1% compared to the three months ended December 31, 1997. The increase in international sales was due to a large one-time order from a Chinese customer. In addition, initial sales of "The Chinese Way-TM-" product line were $230,478 representing the beginning of this product rollout.

          Gross profit as a percentage of sales decreased 13.5% to 36.9% of sales for the three months ended December 31,1998 from 50.4% for the three months ended December 31, 1997. This decrease was primarily due to inventory write-off expenses which were a result of a systematic repositioning and expansion of the Company's product line, including sales history, inventory turns and competitive position. This inventory write-off reflects the Company's decision to reduce its stock keeping units and focus its growth on mass market opportunities. The total inventory write-off expenses for the three months ended December 31,1998 are $350,629, or 9.8% of sales, consisting of $275,930 of raw materials and $74,699 of finished goods. If unable to be sold this inventory will be discarded. Contributing to the decrease in gross profit was the increased international sales which provide a lower gross profit than the Company's other product lines.

         Selling, general and administrative expenses increased $407,618 to $1,975,549 or 54.9% of sales for the three months ended December 31, 1998 from $1,567,931 or 57.5% for the three months ended December 31, 1997. These increases were primarily the result of additional commissions due to the higher sales level and additional sales and general management personnel costs.

         Relocation expenses for the quarter ended December 31, 1998 were $130,000 compared to zero for the three months ended December 31, 1997. The Company had established this amount to reflect employee termination costs and continuation bonuses which were paid when the Company relocated to its new location.

         Miscellaneous income for the quarter ended December 31, 1998 decreased $166,125 compared to the three months ended December 31, 1997 reflecting the sale of available for sale security in December 1997. In the 1997 fiscal year, the Company held securities that consisted of 108,500 shares of common stock of a publicly held company. The publicly held company also owned 48,000 shares of Naturade. During the quarter ended December 31, 1997, the two companies exchanged the stock each held in the other company. A gain of $166,125 was recorded on the transaction in the quarter ended December 31, 1997 based on the market value on the exchange date. No similar sale occurred in the current quarter.

SEPTEMBER 1998 FISCAL YEAR COMPARED TO SEPTEMBER 1997 FISCAL YEAR

         Net sales for the fiscal year ended September 30, 1998 increased $928,553 to $13,506,972 from $12,578,419 for the fiscal year ended September 30, 1997. Domestic branded sales, which represented 87% of total sales, increased $1,205,374 or 11% to $11,703,979. This increase was primarily due to the introduction of the Kids Plex line of products. Private label sales, representing 3% of total sales decreased $705,263 or 63% to $421,671. International sales, which represented the remaining 10% of sales, increased $428,442 or 45% to $1,381,322. The decline in the Company's private label sales was largely due to cessation of operations by PNI, formerly the Company's largest private label customer. International sales increased in 1998 primarily due to a new customer in China. The Company continued efforts to develop new customers in the international marketplace.

         Gross profit as a percentage of net sales for fiscal 1998 decreased to 42.3% from 49.3% in fiscal 1997. This decrease was primarily the result of the write-off of $906,094 representing 6.7% of net sales of slow-moving and obsolete inventory that did not meet the Company's initial sales expectations and which was adversely effected by changing market conditions.

         Selling, general and administrative expenses for fiscal 1998 increased $3,107,746 or 57.8% from the prior year.

         During fiscal 1998, the Company made a substantial investment in its marketing operations. Improved packaging was developed for a number of key products, new advertising placed and bonus packs were introduced as a promotional vehicle.

         Naturade's sales efforts were enhanced during fiscal 1998 by a restructuring of the Company's sales department and the hiring of additional sales personnel. The Company believes that its image with the distributor and retailers in the natural products industry has been enhanced by these changes. The Company also purchased a new trade show booth to upgrade the Company's presence at key trade shows.

         Programs for future growth were a major emphasis in fiscal 1998. One of these programs was the development of a new product line called "The Chinese Way-TM-". Market research done by the Company during the year indicated positive consumer acceptance of the value of the heritage of traditional Chinese medicine. "The Chinese Way-TM-" products contain high quality Chinese herbs directly imported for packaging in the United States. All the herbs undergo strict quality control testing for efficacy and purity. These products have been well received by the trade and product shipments began the last month of fiscal 1998.

New Product Design Costs

         Following the Health Holdings and Botanicals, Inc. transaction, the Company conducted a comprehensive review and assessment of the business resulting in the establishment of a new strategic direction, which called for the Company to aggressively invest in products designed for the mass market. The Company conducted extensive market research and retained product development consultants and incurred other expenses in this effort. The Company views these expenses as an investment in the future direction of Naturade. These expenses included $82,964 for market research and $360,369 for product development consultants and other costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $4,605,402 in operating activities for the fiscal year ended December 31, 1999, compared to the use of cash of $3,413,881 in operating activities for the fiscal year ended September 30, 1998.

     The Company's working capital decreased from $3,116,309 at September 30, 1998 to ($649,929) at December 31, 1999. This decrease was largely due to a judgment against the Company of $1,774,000 of which $282,667 was outstanding at December 31, 1999 (see Note 7 to the Financial Statements and "Legal Proceedings") and increases in Accounts Payable and Accrued Expenses of $1,126,570 and the Company's operating losses for the fiscal year ended December 31, 1999.

     Cash provided by investing activities for the fiscal year ended December 31, 1999 totaled $2,288,984. The primary source of this cash was the sale of the Company's interest in its former headquarters facility and the sale of the Chief Executive Officer's former Tennessee residence.

     The Company's cash provided by financing activities of $2,530,629 for the fiscal year ended December 31, 1999 was the net result of borrowings from a new financing agreement with Health Holdings and Botanicals, Inc. ("Health Holdings") as set forth in Note 4 to the Financial Statements offset by payments of long term obligations.

     As more fully explained in Note 4 to the Financial Statements, effective August 9, 1999, the Company entered into a Credit Agreement with Health Holdings and Botanicals which provides for advances (the "Advances") of up to $4 million at an annual interest rate of 8% with a due date of July 31, 2004. The Credit Agreement further provides that at any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock.

         During fiscal 1999, the Company had a line of credit agreement for $1,000,000 with South Bay Bank, of which $980,308 was outstanding at December 31, 1999. Interest on borrowings under this agreement, is payable monthly, is charged at the prime rate (8.5% at December 31, 1999) plus 1%. The agreement was collateralized by substantially all of the Company's assets. Borrowings under this agreement totaled $980,308 and $1,450,000 at December 31, 1999 and September 30, 1998, respectively.

         On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit which provides for a $3 million secured line of credit at the prime rate plus 1.5% to be used for working capital. The Company anticipates applying funds drawn under this facility to finance inventory and receivables. This agreement replaces the South Bay Bank line of credit referred to above and is collateralized by substantially all of the Company's assets.

         The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1999, the Company has an accumulated deficit of $13,961,647, a net working capital deficiency of $649,929 and a stockholders' capital deficiency of $4,002,962 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We currently believe that our existing cash balances and financing arrangements will provide us with sufficient funds to finance our operations for at least the next twelve months. In the past, we utilized both operating and capital lease financing for certain equipment used in our operations and expect to continue to selectively do so in the future. We may in the future require additional funds to support our working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our stockholders when we may require it.

YEAR 2000 ISSUE UPDATE

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

         The Company has implemented a comprehensive program to address Year 2000 issues. The program considers the effect of the Year 2000 on the Company's internal systems, customers, products and services, and suppliers and other critical business partners. Implementation of the Company's plan is complete and the Company believes that all identified potential Year 2000 issues have been effectively resolved. The cost to identify and resolve Year 2000 issues was not material to the Company's financial results and has been expensed as incurred or capitalized where appropriate. There can be no assurance that the Company's Year 2000 program or the programs of critical business partners will be completely successful, and failure could have a material adverse effect on the Company's business and results of operations.

         At this time we have not experienced any material Year 2000 related problems with our information systems and computer software, and we have not experienced any material problems with our key suppliers or customers related to Year 2000. There has been no material impact on our business, financial condition or results of operations related to the Year 2000.

NEW ACCOUNTING PRONOUNCEMENT

         In 1998, the FASB issued SFAS No. 133: "Accounting for Derivatives and Hedging Activities", which the Company will adopt in fiscal 2001. SFAS No. 133 requires that all derivatives be reported at fair value. Management has not yet determined the impact of the adoption of SFAS No. 133 on the financial statements of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long term debt.

         The Company's long term debt primarily consists of a $3 million line of credit entered into on January 27, 2000, a $4 million credit agreement with the majority shareholder and a note payable pertaining to the PNI Judgment. The line of credit bears interest at prime rate plus 1.5%. The credit agreement bears interest at 8% per annum with a due date of July 31, 2004. The note payable bears interest at 5% per annum with a due date of August 2000. Given the fixed interest rate on the credit agreement and note payable, the impact of interest rate changes with respect to the credit agreement and note payable would not have a material impact on the Company's results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached as Exhibits are Financial Statements and the supplementary financial information as required (see Item 14- Exhibits).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The names and ages of the directors and executive officers of the Company as of March 2, 2000, are as follows:

              Name                      Age           Position                          Since
              ----                      ---           --------                          -----
         Bill D. Stewart                57            Director,
                                                      Chairman of the Board,
                                                      Chief Executive Officer            1998

         Lionel P. Boissiere, Jr.       41            Director                           1997

         William B. Doyle, Jr.          40            Director                           1997

         Derek Hall                     54            Director                       October 1999

         David A. Weil                  61            Director                       October 1999

         Lawrence J. Batina             47            Chief Financial Officer,           1999
                                                      Chief Operating Officer,
                                                      Assistant Secretary-Treasurer

The directors serve until the next annual meeting of shareholders, or until their successors are elected.

BILL D. STEWART. Mr. Stewart served from 1989 to 1997 as President of The Thompsons Minwax Company. In that capacity Mr. Stewart effected an increase in Thompsons sales from $20 million to $200 million, led the acquisition of the Red Devil Coatings Co. from Insilco Co., built The Thompsons waterproofing business to a greater than 60% market share, launched the national sales effort for Thompson Exterior Stain, and successfully moved the Do-It-Yourself business into the mass market sales channel, establishing relationships with Wal*Mart, K-Mart and Target. Mr. Stewart served as Vice President of Sales with Thompsons from 1986 to 1989. Prior to joining Thompsons, Mr. Stewart served for 16 years with Richardson Vicks in various capacities.

LIONEL P. BOISSIERE, JR. During the past five years, Mr. Boissiere has been an investor and advisor to middle market companies. From 1993 through 1995 he worked with Berkeley International Capital Corp., and since 1995 Mr. Boissiere has been a Managing Member at Doyle & Boissiere LLC.

WILLIAM B. DOYLE, JR. Since 1995 Mr. Doyle has served as Managing Member of Doyle & Boissiere LLC. Prior to such time Mr. Doyle was with Berkeley International Capital Corporation. Mr. Doyle is an investor and an advisor to middle market companies.

DEREK HALL. During the past five years, Mr. Hall has been a senior executive with several companies in the pharmaceuticals, herbal, OTC and supplement products industries including direct sales, mass market, health food and the Internet. Prior to this, Mr. Hall was President/Chief Executive Officer of a leading supplier of raw material products to more than 300 manufacturers in the herbal beverage and food pharmaceutical industries. Mr. Hall has 26 years experience with a major distributor of pharmaceuticals and OTC products in the world.

DAVID A. WEIL. Mr. Weil has been an investor and advisor to early stage companies during the past five years. Mr. Weil currently serves as co-Chief Executive Officer of two private companies. Until June 1998, Mr. Weil also served as co-Chief Executive Officer of Frontline Capital, Inc., a broker-dealer which specialized in working with early stage companies. Mr. Weil holds engineering and law degrees from Washington University and an LLM degree from New York University.

LAWRENCE J. BATINA. Mr. Batina holds an MBA from Harvard Business School, a BS degree in Accounting with a minor in MIS from the University of California at Berkeley and is a CPA. He joined the Company in 1999 after serving for two years as Vice President and Corp. Controller for a $180 million marketing company. From 1994-97, he was Senior Vice President and General Manager of Prepared Products Co., a $50 million food processing company. Prior to that, Mr. Batina was President and Chief Operating Officer of American Confectionery Co., a $30 million candy and chocolate company and a consulting manager with KPMG Peat Marwick.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation paid and accrued by the Company during the years ended September 30, 1997 and 1998, the three months ended December 31, 1998 and the fiscal year ended December 31, 1999 to the executive officers to whom it paid in excess of $100,000 ("named executive officers"), including cash and issuance of securities.

                                     Annual Compensation

------------------ ----------------- ---------- ------------- ------------------- --------------- ----------------
      (a)               (b)             (c)          (d)              (e)               (f)              (g)
Name and                                                             Other           Securities        All Other
Principal                                                            Annual          Underlying      Compensation
Position               Year           Salary        Bonus         Compensation      Options/SAR          ($)
                                       ($)           ($)              ($)               (#)
------------------ ----------------- ---------- ------------- ------------------- --------------- ----------------
Bill Stewart       9/30/98           117,692       74,700        102,238 (1)         255,000 (3)     6,786 (7)
CEO                10/1-12/31/98      53,846         -              -                   -            4,020 (7)
                   12/31/99          200,000         -              -                   -           15,850 (7)
------------------ ----------------- ---------- ------------- ------------------- --------------- ----------------
Allan Schulman     9/30/97           192,751       25,366           -                 10,000 (4)     6,833
President          9/30/98           182,976          -             -                 10,000 (4)    13,969 (8)
                   10/1-12/31/98      48,046          -             -                                1,208 (8)
                   12/31/99          139,961          -             -                                7,365 (8)
------------------ ----------------- ---------- ------------- ------------------- --------------- ----------------
Anthony Roth          9/30/98        110,423       26,613        38,953 (2)           30,000 (5)       745 (9)
VP Domestic        10/1-12/31/98      36,346       25,000           -                   -
Sales                12/31/99         63,017          -             -                   -
------------------ ----------------- ---------- ------------- ------------------- --------------- ----------------
Lawrence Batina    12/31/99          132,692          -             -                100,000 (6)       177 (10)
COO/CFO
------------------ ----------------- ---------- ------------- ------------------- --------------- ----------------

(1) Such amount includes relocation expenses of $37,102 paid by the Company on behalf of Mr. Stewart.

(2) Such amount includes relocation expenses of $13,958 and real estate sales expenses of $24,995 paid by the Company on behalf of Mr. Roth.

(3) Such amount represents stock options which were granted by the Company to Mr. Stewart during fiscal 1998. These options vest over 4 years and expire 7 years from the initial grant date. Per Board of Directors resolution, these options were repriced on October 14, 1999 to 110% of the fair market value of the Company's common stock on that date.

(4) Such amount represents stock options which were granted by the Company to Mr. Schulman during the indicated fiscal year. These options vest at the time of grant, expire one year after Mr. Schulman ceases to serve on the Company's Board of Directors, and have an exercise price equal to the average bid price of the Company's common stock for the 30 day period ending the December 31 prior to grant.

(5) Such amount represents stock options which were granted by the Company to Mr. Roth during Fiscal 1998. Due to the resignation of this executive officer in May 1999, these options expired in 1999.

(6) Such amount represents stock options which were granted by the Company to Mr. Batina during fiscal 1999. These options vest over 4 years and expire 7 years from the initial grant date. Per Board of Directors resolution, these options were repriced on October 14, 1999 to 110% of the fair market value of the Company's common stock on that date.

(7) Such amount represents automobile lease payments and life insurance premiums, respectively, paid on behalf of Mr. Stewart in the following periods: $15,000 and $850 for the fiscal year ended December 31, 1999, $3,750 and $270 for the three months ended December 31, 1998 and $6,250 and $536 for the fiscal year ended September 30, 1998

(8) Such amount represents automobile lease payments, life insurance premiums and Company contributions to the Company's 401(k) Plan, respectively, paid on behalf of Mr. Schulman in the following periods: $3,715, $1,905 and $1,745 for the fiscal year ended December 31, 1999, $474, $734 and $0 for the three months ended December 31, 1998 and $10,692, $1,046 and $2,231 for the fiscal year ended September 30, 1998.

(9) Such amount represents life insurance premiums paid on behalf of Mr. Roth for the fiscal year ended September 30, 1998. Mr. Roth resigned from the Company in May 1999.

(10) Such amount represents Company contributions to the Company's 401(k) Plan paid on behalf of Mr. Batina the fiscal year ended December 31, 1999.

In addition, Mr. Stewart, Mr. Schulman, Mr. Roth and Mr. Batina participated with other full-time employees in the Company's group health and life insurance program.

         Options/SAR Grants In Last Fiscal Year (None granted 10/1-12/31/98)

                              Potential Realization Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

--------------- --------------- ---------------- ------------ ------------- ------------ ------------- -----------
    (a)            (b)               (c )            (d)           (e)         (f)         (g)            (h)
 Name           Options/SAR      % of Total      Exercise
                Granted (#)     Options/SARs     or  Base     Expiration
                                Granted to       Price           Date       5% ($)        10% ($)         0% ($)
                                Employees        ($/Sh)
--------------- --------------- ---------------- ------------ ------------- ------------ ------------- -----------
Lawrence
Batina          100,000 (1)          57.5%          1.134        2/1/06     $46,165      $107,584        $0
COO/CFO
--------------- --------------- ---------------- ------------ ------------- ------------ ------------- -----------

(1) Options vest and become exercisable at the rate of 25% each year beginning on the first anniversary of the grant date.

No options were exercised by officers or directors during the fiscal year ended December 31, 1999 or the three months ended December 31, 1998.

               Aggregate Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

--------------------------------------- ------------------------------------ -------------------------------------
Name                                    # of Shares Underlying Unexercised   Value of Unexercised In-the-Money
                                        Options - Exercisable/Unexercisable  Options at FY-End -
                                                                             Exercisable/Unexercisable
--------------------------------------- ------------------------------------ -------------------------------------
Bill Stewart                            63,750/255,000                                    $3,443
--------------------------------------- ------------------------------------ -------------------------------------
Allan Schulman                          110,000/110,000                                  $40,770/0
--------------------------------------- ------------------------------------ -------------------------------------
Lawrence Batina                         0/100,000                                           $0
--------------------------------------- ------------------------------------ -------------------------------------

REPRICING OF STOCK OPTIONS

         At a Board of Directors meeting held on October 14, 1999, the Board of Directors determined that the exercise prices of options held by Bill Stewart, Lawrence Batina and two other employees were substantially greater than the market price on the Company's common stock. The exercise price for these options ranged from $2.375 to $4.00. The Board determined that the repricing of the options currently held by these employees would promote and advance the interest of the Company and its shareholders by enabling the Company to attract, retain and motivate officers and employees by providing for performance-based benefits. Based on this analysis, the Board approved a resolution to reprice the exercise price of these options to 110% of the market price of the Common Stock on October 14, 1999 ($1.134). All other remaining terms of the options remained in effect.

COMPENSATION OF DIRECTORS

         Through October 1999, all directors except Messrs. Boissiere and Doyle received directors' fees of $500 per month. Effective November 1999, all directors except Messrs. Boissiere and Doyle will receive directors' fees of $1,000 per month.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         On December 12, 1997, the Company entered into a four year Employment, Consulting and Non-Competition Agreement with Allan Schulman, its President, providing for a base salary of $180,000, $144,000, $115,200, and $92,169, respectively, for the first, second, third and fourth years of such agreement, subject to certain adjustments, a $1,250 per month car allowance, and various other terms and conditions. This agreement was terminated as part of the Health Holdings v. Schulman lawsuit settlement as discussed above under Item 3: Legal Proceedings.

         The Company and Bill D. Stewart have entered into an employment agreement under which the Company has retained Mr. Stewart as Chief Executive Officer and a member of the Company's Board of Directors for a period of 48 months beginning March 2, 1998. Under the employment agreement Mr. Stewart receives an annual salary of $200,000 plus a one-time payment of $16,700 upon his purchase of a home in Southern California. The Company also agreed to pay Mr. Stewart a bonus of $58,000 with respect to the fiscal year ending September 30, 1998, and the agreement provides that the Company and Mr. Stewart are to use good faith efforts to negotiate criteria respecting his bonus for subsequent years. The Company also agreed to grant to Mr. Stewart, pursuant to the Naturade, Inc. 1998 Incentive Stock Option Plan, options to acquire 255,000 shares of Common Stock. The agreement required the Company to provide and pay for a twenty-year term life insurance policy of Mr. Stewart in the amount of $250,000, as well as certain other benefits and payment of certain expenses. The agreement also required the Company to make a bridge loan of $600,000 to Mr. Stewart for the purpose of purchasing a residence in Southern California, such loan to be at zero interest and secured by a deed of trust. See "Certain Transactions" regarding a loss incurred by the Company in connection with the loan. The employment agreement may be terminated by either party. If the agreement is terminated for "Cause" (as defined in the employment agreement) by the Company, or by resignation by Mr. Stewart, he is entitled to the compensation then earned and vested prior to the date of termination (excluding any bonus). If the agreement is terminated other than for "Cause" by the Company or by resignation, death or disability by or of Mr. Stewart, he is entitled to (i) the compensation earned by and vested in him prior to the date of termination as provided for in the agreement (including bonus) and the 1998 Incentive Stock Option Plan up to that date, and (ii) payment of his salary, average bonus, and continuation of certain benefits through the later of (a) March 2, 2000 or (b) 12 months following termination.

         On March 2, 1998 the Company granted to Bill D. Stewart, pursuant to the Company's 1998 Incentive Stock Option Plan, options to acquire up to 255,000 shares of Common Stock. The exercise price for such options is approximately $4.00 per share (the average closing bid prices of the shares of Common Stock on the NASDAQ OTC Bulletin Board as quoted by Bloomberg, LP for the five (5) day trading period ending on March 2, 1998). Such options will vest in four equal portions on each of the first four anniversaries of the grant date, subject to any limitations on exercise contained in the 1998 Incentive Stock Option Plan and provided that the term of Mr. Stewart's employment agreement with the Company shall not have ended prior to such anniversary. Notwithstanding the foregoing, in the event of any sale (including, without limitation, pursuant to either a tender offer or a merger of the Company which results in the shareholders of the Company holding less than fifty percent (50%) of the stock of the surviving corporation) of the Company during such term, subject to certain limitations, all of Mr. Stewart's options not then vested shall immediately vest.

         In February 1999, Mr. Batina entered into an employment agreement with the Company which can be terminated without cause by either party upon 30 days notice. Pursuant to the agreement, Mr. Batina is entitled to a base salary of $150,000 per year and a bonus of up to 30% of his base salary pursuant to the incentive bonus plan. In addition, Mr. Batina has been granted the options to purchase up to 100,000 shares of Common Stock, which options vest in equal annual amounts on each of the first four anniversaries of his employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership as of December 31, 1999, of the Company's outstanding Common Stock by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities, the Company's equity securities held by each director and by the named executive officers and directors of the Company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding.

                                                            Amount and Nature of
Name & Address                    Class                            Beneficial                Percent
Of Beneficial Owner (1)         of Stock                           Owner                     of Class
-----------------------         --------                           -----                     --------
Lionel P. Boissiere, Jr.         Common                             0 (4)                       0%
William B. Doyle, Jr.            Common                             0 (4)                       0%
Derek Hall                       Common                         4,000 (5)                     .04%
David Weil                       Common                       210,000 (6)                     1.7%
Bill D. Stewart                  Common                        63,750 (7)                      .5%

Allan Schulman                   Common                       346,545 (2)                     2.8%
1330 Southwind Circle
Westlake Village, CA. 90723

Barry M.  Zwick                  Common                       237,955 (3)                     1.9%
925 De La Vina St.
Suite 102
Santa Barbara, CA 93101

Health Holdings and              Common                    10,531,079 (4)                    84.6%
Botanicals, Inc.                 Preferred                  1,250,024 (4)                     100%
330 Primrose Rd.
5th Floor
Burlingame, CA. 94010

Executive Officers and           Common                    10,808,829 (8)                    86.8%
Directors As a Group
Consisting of 6 Persons

FOOTNOTES

(1) Except as otherwise indicated, the address of each person named in the above table is in care of Naturade, Inc., 14370 Myford Road, Irvine, CA. 92606

(2) Total includes 236,545 shares of Common Stock owned by the Allan and Rita Schulman Family Trust; and 110,000 shares of Common Stock which can be purchased under presently exercisable options.

(3) Total includes 10,800 shares of Common Stock solely owned by Mr. Zwick; 139,155 Common Shares owned by the Zwick Financial Corp. Profit Sharing Plan, of which Mr. Zwick is sole trustee and 91% beneficiary; 50,000 shares of Common Stock which can be purchased by Mr. Zwick under presently exercisable options; and 38,000 shares of Common Stock owned by Mr. Zwick's minor children.

(4) Total includes 3,066,695 shares of Common Stock owned by Health Holdings and Botanicals, Inc. ("Health Holdings"); 1,250,024 shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares"); 600,000 shares of Common Stock exercisable under warrants related to the Company's Finance Agreement and 1,997,717 shares of Common Stock representing conversion of $1,600,000 debt plus accrued interest related to the Company's Finance Agreement as discussed under Item 13 (such conversion occurred in March
2000); and 4,866,667 shares of Common Stock exercisable under the Company's Credit Agreement as discussed under Item 13. Common and preferred shares of Health Holdings are held by (i) Doyle & Boissiere LLC, a Delaware limited liability company (of which Messrs. William B. Doyle, Jr., and Lionel P. Boissiere, directors of the Company, are principals), (ii) Mr. Anders Brag and (iii) Taishan Holdings, Inc., a British Virgin Islands corporation (of which Messrs. William S. Doyle (no relation to William B. Doyle, Jr.) and Anders Brag hold equity interests). Messrs. William B. Doyle, Jr. and Lionel
P. Boissiere each disclaim beneficial ownership of the Company's Common Shares and Preferred Shares held by Health Holdings.

(5) Total includes 4,000 shares of Common Stock directly owned.

(6) Total includes 90,000 shares of Common Stock solely owned by Mr. Weil and 120,000 Common Shares owned by a company of which Mr. Weil is a 50% owner.

    (7) Total includes 63,750 shares of Common Stock which can be purchased under presently exercisable options.

    (8) Total includes shares of Common Stock beneficially owned by Health Holdings; see note 4 above. See also notes 5, 6 and 7 above with respect to additional shares of Common Stock includes in this total.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ITEM

         On December 15, 1997, the Company, Allan Schulman, L. S. Smith, Dallas Gold & Silver Exchange, Inc. ("DGSE"), and Barry M. Zwick (Mr. Schulman, Dr. Smith, DGSE and Mr. Zwick, together, the "Shareholders" and, collectively, with the Company, "Sellers") entered into a Stock Purchase Agreement (the "Purchase Agreement") and certain ancillary documents (collectively, the "Transaction Documents") with Health Holdings and Botanicals, Inc., a California corporation ("Health Holdings"). Mr. Schulman was formerly President, Chief Executive Officer and Chairman of the Board of the Company; Dr. Smith is a shareholder of and was consultant to the Company; Dr. Smith is Chairman of the Board, Chief Executive Officer and controlling shareholder of DGSE; DGSE is a shareholder of the Company; and Mr. Zwick is a former director and shareholder of the Company.

         Taishan Holdings, Inc. ("THI") is a British Virgin Islands corporation. William S. Doyle and Anders Brag (each a director of the Company) own 50% and 25%, respectively, of the equity interests in THI, and William S. Doyle serves as President of THI. William S. Doyle is not related to William B. Doyle, Jr. Doyle & Boissiere LLC is a Delaware limited liability company ("D&B") of which William B. Doyle, Jr. and Lionel Boissiere (each a director of the Company) are principals. As of the date of this Annual Report on Form 10-K, THI and D&B are not affiliates. D&B and Anders Brag hold shares of convertible preferred stock of Health Holdings representing approximately 85% of the outstanding stock of Health Holdings on a fully-diluted basis, and THI holds approximately 7.5% of the outstanding shares of Health Holdings on a fully-diluted basis.

         Consummation of the transactions (the "Health Holdings Transaction") contemplated by the Transaction Documents took place concurrently with the execution of the Purchase Agreement on December 15, 1997. Accordingly, as of December 15, 1997, Health Holdings owns approximately 55% of the Company's Common Stock and 100% of the Preferred Stock.

         Pursuant to the terms of the Purchase Agreement, the Shareholders sold to Health Holdings the following numbers of Common Stock: Mr. Schulman sold 650,473 shares of Common Stock; Dr. Smith sold 50,000 shares of Common Stock; DGSE sold 108,000 shares of Common Stock; and Mr. Zwick sold 50,000 shares of Common Stock. The total purchase price for the Common Stock sold by the Shareholders was $2,575,419. Simultaneously, the Company sold to Health Holdings (a) 2,023,222 newly issued shares of Common Stock and (b) 1,250,024 shares of Preferred Stock for a total purchase price of $6,000,000.

         Through, to and until December 15, 2007, each share of Preferred Stock is convertible into one share of Common Stock in accordance with the following terms. Upon the issuance by Naturade of one share of Common Stock pursuant to the exercise of any warrant, option, contract or similar right,
1.22 shares of Preferred Stock shall immediately become and remain convertible at a conversion price equal to the average exercise price of the corresponding one share of Common Stock. Conversely, if any currently outstanding warrant, option, contract or similar right to purchase shares of Common Stock shall expire unexercised on or prior to December 15, 2007, the corresponding number of shares of Preferred Stock (on a 1.22 for one basis) shall become redeemable at par at the option of the Company.

         In the event that, prior to December 15, 2007, (i) any person other than D&B or an affiliate of D&B acquires 15% or more of the Common Stock,
(ii) the Company is party to any merger, consolidation, in each case into or with a person other than D&B or its affiliate, (iii) the Company sells all or substantially all of the assets of the Company to a person other than D&B or its affiliate, or (iv) the Company makes an offering or offerings of the Company's securities, the aggregate gross proceeds of which are in excess of $10,000,000, the shares of Preferred Stock shall become and remain convertible at a conversion price of $1.45 per share. While convertible, the shares of Preferred Stock shall have full voting rights with the Common Stock on an "as converted" basis.

         The Transaction Documents include a Registration Rights Agreement, dated as of December 15, 1997, between the Company and Health Holdings; a Consulting Agreement, dated as of December 12, 1997, between the Company and D&B; a First Amendment to Lease, dated as of December 15, 1997, between Allan Schulman and the Company, collectively as landlord, on the one hand, and the Company, as tenant, on the other (which was subsequently terminated upon the sale of the Company's former headquarters); a Mutual Option Agreement, dated December 15, 1997, between Allan Schulman and the Company (which was subsequently terminated upon the sale of the Company's former headquarters); an Employment, Consulting and Non-Competition Agreement, dated as of December 15, 1997, between Allan Schulman and the Company (which was subsequently terminated as part of the settlement agreement described in Item 3); and a Letter Agreement, dated December 11, 1997, between the Company and DGSE pursuant to which the Company exchanged 108,500 shares of DGSE common stock held by the Company for 48,000 Common Shares held by DGSE. The Health Holdings Transaction was reported by the Company on Form 8-K filed by the Company on December 23, 1997, which is incorporated herein by this reference.

         Pursuant to Option Agreements dated January 25, 1995, each Director then serving on the Company's Board was granted an option to acquire 20,000 additional shares of Common Stock at an exercise price equal to the average bid price of the Common Stock for the thirty day period ending December 30, 1994 (which was $1.07 per share). In addition, the Option Agreements provide that Directors will be granted options to purchase an additional 10,000 shares of Common Stock for each year that they serve as a director of the Company after January 1, 1995, at a price equal to the average bid price of the Common Stock for the 30 day period ending December 30th preceding the date on which such option is granted. These options expire one year after the Director leaves the Board. During February 1997, five directors each were granted options to acquire 10,000 additional shares of Common Stock, at an exercise price equal to the average bid price of the Common Stock for the thirty day period ending December 30, 1996 (which was $1.96 per share). During January 1998, two directors, Mr. Schulman and Mr. Zwick were each granted options to acquire 10,000 additional shares of Common Stock, at an exercise price equal to its average bid price of the Common Stock for the thirty day period ending December 31, 1997 (which was $4.63 per share.) By special resolution of the Board, Msrs. Schulman and Zwick assigned these options ratably to three prior directors.

         On October 14, 1999, the Company granted 50,000 options to each of the two new board members Messrs. Hall and Weil at an exercise price of $1.031 which was the closing price of the Company's Common Stock on that day.

         In April 1999, in accordance with the terms of the Employment agreement dated March 2, 1998, between the Company and Bill D. Stewart, the Company acquired Mr. Stewart's former residence in Tennessee and canceled the prior advance of $600,000 which was secured by the residence. In July 1999, the Company had the property appraised for $585,000. However, due to the softness in the Tennessee real estate market, the Company established a $175,000 reserve against the value of this asset. In August, 1999, the Company sold the property for $414,580, and recorded an additional loss of $14,408 on the sale of this residence.

         In March 1999, the Company entered into a Finance Agreement (the "Finance Agreement") with Health Holdings and Botanicals, Inc. ("Health Holdings") a majority stockholder of the Company. The Finance Agreement provides that the Company may borrow up to $1.0 million at a per annum interest rate of 8%. The Finance Agreement further provides that for each dollar borrowed, the Company shall issue a warrant ("Warrant") to Health Holdings to purchase three-tenths (0.3) of a share of Common Stock of the Company at an exercise price of $2.125 per share, subject to adjustment. As of June 30, 1999, the Company had issued 300,000 Warrants under the Finance Agreement prior to the Amendment referred to below. The Warrants are exercisable for a period of ten years commencing on the date of grant.

         In June 1999, the Finance Agreement was amended (the "Amendment") to increase the amount of available borrowings to $1.6 million also at an interest rate of 8% per annum. The Amendment further provides that for each dollar borrowed over $1.0 million, the Company shall issue a Warrant to Health Holdings to purchase one-half (0.5) of a share of Common Stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 Warrants previously issued under the Finance Agreement prior to the Amendment was reset to $1.00 per share, subject to adjustment. As of December 31, 1999, the Company had issued 300,000 Warrants under the Amendment. All borrowings under the Finance Agreement are secured by the assets of the Company. All borrowings made prior to June 1, 1999 are due on March 7, 2000; those made after May 31, 1999 are due May 31, 2000. As of December 31,1999, the Company borrowed $1,600,000 under the Finance Agreement and the Amendment and issued a total of 600,000 Warrants to Health Holdings. The Company recorded the fair value of the warrants issued as a debt discount and will amortize this discount over the life of the debt. Interest expense of approximately $429,000 was recorded related to the warrant grants for the fiscal year ended December 31, 1999. The Finance Agreement further provides that at any time upon written notice, Health Holdings may convert any portion of the advances into shares of the Company's Common Stock at a conversion price equal to the lower of $1.00 per share or the then fair market value of the Company's Common Stock.

         In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings. The Credit Agreement provides for advances (the "Advances") of $4 million at a per annum interest rate of 8% with a due date of July 31, 2004. As of December 31, 1999, the Company has draw down $3.65 million of this Credit Agreement. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's Common Stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's Common Stock.

         In March 2000, the Company and Health Holdings signed a further Amendment to the Finance Agreement whereby the advances of $1,600,000 plus accrued interest of $23,145 were converted into Common Stock of the Company as provided for in the Agreement. Per the Agreement, the debt was converted at $ .8125 per share which resulted in 1,997,717 shares of restricted Common Stock being issued to Health Holdings.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      The following documents are filed as part of this report:

(1) Financial Statements. The following Financial Statements are included in this report.

         FINANCIAL STATEMENTS

Balance Sheets
Statements of Operations and Comprehensive Income (Loss)
Statements of Stockholders' (Deficit) Equity
Statements of Cash Flows
Notes to Financial Statements

(2) Exhibits. Exhibits required to be filed as part of this report are listed in the Exhibit Index.

(B)      There were no reports on Form 8-K filed.

(C)      Financial Statement Schedules.

The following is a list of the financial statement schedules filed as part of this Annual Report on Form 10-K:

None

Supplemental Information to be furnished with Reports filed pursuant to
Section 15 (d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders with respect to Fiscal 1999. Proxy materials will be furnished to security holders subsequent to the filing of this Form 10-K and copies of such material will be furnished to the Commission when it is sent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURADE, INC.

Date:    April 14, 2000            /s/ Bill D. Stewart
                                   ------------------------------
                                   Bill D. Stewart
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.


Signature                                  Title                                       Date
---------                                  -----                                       ----
/s/ Bill D. Stewart                  Director
----------------------               Chief Executive Officer
Bill D. Stewart                      (Principal Executive Officer)               April 14, 2000


/s/ Lawrence J. Batina               Chief Financial Officer
----------------------------         (Principal Accounting Officer)              April 14, 2000
Lawrence J. Batina


/s/ Lionel P. Boissiere, Jr.         Director                                    April 14, 2000
------------------------------
Lionel P. Boissiere


/s/ William B. Doyle, Jr.            Director                                    April 14, 2000
----------------------------
William B. Doyle, Jr.


/s/ Derek Hall                       Director                                    April 14, 2000
------------------
Derek Hall


/s/ David A. Weil                    Director                                    April 14, 2000
-----------------------
David A. Weil

NATURADE, INC.

TABLE OF CONTENTS

                                                                              PAGE
INDEPENDENT AUDITORS' REPORT                                                    47

FINANCIAL STATEMENTS FOR THE YEAR ENDED
   DECEMBER 31, 1999, THE THREE MONTHS ENDED
   DECEMBER 31, 1998 AND THE YEARS ENDED
   SEPTEMBER 30, 1998 AND 1997:

   BALANCE SHEETS (DECEMBER 31, 1999 AND SEPTEMBER 30, 1998)                    49

   STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)                     50

   STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY                                 51

   STATEMENTS OF CASH FLOWS                                                     52

   NOTES TO FINANCIAL STATEMENTS                                                53

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Naturade, Inc.

We have audited the accompanying balance sheets of Naturade, Inc. as of December 31, 1999 and September 30, 1998, and the related statements of operations and comprehensive income (loss), stockholders' (deficit) equity, and cash flows for the year ended December 31, 1999, the three months ended December 31, 1998, and the year ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and September 30, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the three months ended December 31, 1998, and the year ended September 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, net working capital deficiency and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Costa Mesa, California
March 21, 2000

[ROSE, SNYDER & JACOBS LETTERHEAD]



                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Naturade, Inc.
Paramount, California

    We have audited the statements of income, stockholders' equity, and cash flows for the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Naturade, Inc.'s operations and its cash flows for the year ended September 30, 1997, in conformity with generally accepted accounting principles.

/s/ Rose, Snyder & Jacobs
-------------------------
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Burbank, California

November 5, 1997

NATURADE, INC.

BALANCE SHEETS

As of December 31, 1999 and September 30, 1998

                                              December 31,      September 30,
                                                  1999               1998
                                               ----------       -------------
                 ASSETS

Current assets:
   Cash and cash equivalents                   $1,056,240         $1,975,513
   Accounts receivable, net                     1,217,323          1,394,383
   Related party receivable                                          600,000
   Income taxes receivable                                           163,416
   Inventories                                  2,225,289          1,957,940
   Prepaid expenses and other current assets      178,603            233,812
                                               ----------       ------------
         Total current assets                   4,677,455          6,325,064

Property and equipment, net                       326,317          2,018,147
Intangible assets, net                                  -          1,120,588
Other assets                                       99,178             84,671
                                               ----------       ------------
         Total assets                          $5,102,950         $9,548,470
                                               ==========       ============

      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current  liabilities:
   Accounts payable                            $2,035,862         $1,011,165
   Accrued expenses                               547,573            545,210
   Current portion of long-term debt            2,743,949          1,652,380
                                               ----------       ------------
         Total current liabilities              5,327,384          3,208,755

Long-term debt, less current maturities         3,778,528          2,011,523

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock, par value $0.0001 per
  share; authorized, 50,000,000
  shares; issued and outstanding,
  5,349,084 at December 31, 1999
  and 5,203,731 at September 30, 1998                 535                520
Preferred stock, par value $0.0001 per
  share; authorized, 2,000,000
  shares; issued and outstanding,                     125                125
  1,250,024

Additional paid-in capital                      9,688,025          7,375,708
Accumulated deficit                           (13,691,647)        (3,048,161)
                                               ----------       ------------
         Total stockholders' (deficit) equity  (4,002,962)         4,328,192
                                               ----------       ------------
         Total liabilities and stockholders'
         (deficit) equity                      $5,102,950         $9,548,470
                                               ==========       ============

                See accompanying notes to financial statements.

NATURADE, INC

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED
   DECEMBER 31, 1999, THE THREE MONTHS ENDED DECEMBER 31, 1998 AND
   THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                  Three Months
                                                Year Ended           Ended            Year Ended         Year Ended
                                             December 31, 1999  December 31, 1998  September 30, 1998  September 30,1997
                                             -----------------  -----------------  ------------------  -----------------
Net sales                                        $11,946,702        $3,597,155        $13,506,972       $12,578,419

Cost of sales                                      7,376,904         2,269,950          7,794,089         6,381,795
                                             -----------------  -----------------  ------------------  -----------------
Gross profit                                       4,569,798         1,327,205          5,712,883         6,196,624

Costs and expenses:
     Selling, general and  administrative
       expenses                                    8,923,832         1,975,550          8,485,390         5,377,644
     New product design costs                              -                 -            443,333                 -
     Other operating expense                       2,844,344                 -                  -                 -
                                             -----------------  -----------------  ------------------  -----------------
       Total operating costs and expenses         11,768,176         1,975,550          8,928,723         5,377,644
                                             -----------------  -----------------  ------------------  -----------------

Operating (loss) income                           (7,198,378)         (648,345)        (3,215,840)          818,980

Other expense:
    Interest expense                               2,351,992            89,981            397,716           347,760
    Other expense                                    145,643           208,347            460,809            57,925
                                             -----------------  -----------------  ------------------  -----------------
(Loss) income before provision for income
  taxes                                           (9,696,013)         (946,673)        (4,074,365)          413,295

Provision for income taxes                               800                 -             35,450           165,000
                                             -----------------  -----------------  ------------------  -----------------
Net (loss) income                                ($9,696,813)        ($946,673)       ($4,109,815)         $248,295
                                             =================  =================  ==================  =================

Other comprehensive loss (income):
  Unrealized (loss) gain on
    available-for-sale security                            -                 -            (83,400)           53,057
                                                                                   ------------------  -----------------
  Comprehensive (Loss) Income:                   ($9,696,813)        ($946,673)       ($4,193,215)         $301,352
                                             =================  =================  ==================  =================
Basic (Loss) Earnings per share                       ($1.81)           ($0.18)            ($0.84)            $0.08
                                             =================  =================  ==================  =================

Weighted Average Number of Shares used in
     Computation of Basic (Loss) Earnings
     per Share                                     5,346,000         5,227,000          4,874,000         2,945,000
                                             =================  =================  ==================  =================

Diluted (Loss) Earnings per share                     ($1.81)           ($0.18)            ($0.84)            $0.08
                                             =================  =================  ==================  =================

Weighted Average Number of Shares used in
     Computation of  Diluted (Loss)
     Earnings per Share                            5,346,000         5,227,000          4,874,000         3,232,000
                                             =================  =================  ==================  =================

               See accompanying notes to financial statements.

NATURADE, INC.

STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY FOR THE YEARS ENDED DECEMBER 31,
   1999, THE THREE MONTHS ENDED DECEMBER 31, 1998 AND THE YEARS ENDED SEPTEMBER 31, 1998 AND 1997



                                                 Common                  Preferred       Additional
                                           ------------------      ------------------    Paid-In
                                           Shares      Amount      Shares      Amount    Capital
                                        ---------     --------    --------    -------    ----------
BALANCE, OCTOBER 1, 1996                2,593,005         259                              236,263

  Issuance of common stock                500,000          50                            1,013,950
  Issuance of stock options                                                                 85,492
  Exercise of stock warrants - Class A    204,218          21                              204,197
  Increase in unrealized gain on
     available-for-sale security, net

     Net income for the year
                                        =========     ========  =========        =====  ==========
BALANCE SEPTEMBER 30, 1997              3,297,223        $330           -           -   $1,539,902

  Issuance of common stock              2,042,222         204                            6,000,000
  Issuance of preferred stock                                   1,250,024         125
  Repurchase of common stock              (48,000)         (5)                            (244,120)
  Cancellation of common stock           (100,000)        (10)                             (72,117)
  Issuance of stock options                                                                115,516
  Exercise of stock warrants               12,286           1                               36,527
  Decrease in unrealized gain on
     available-for-sale security, net

     Net loss for the year
                                        =========     ========  =========        =====  ==========
BALANCE SEPTEMBER 30, 1998              5,203,731        $520   1,250,024        $125   $7,375,708

  Issuance of common stock                 70,000           7                               77,493

     Net loss for the period
                                        =========     ========  =========        =====  ==========
BALANCE, DECEMBER 31, 1998              5,273,731         527   1,250,024         125    7,453,201

  Issuance of stock warrants and
       convertible debt                                                                  2,194,973
  Exercise of stock warrants and
        issuance of common stock           75,353           8                               39,851
     Net loss for the year
                                        =========     ========  =========        =====  ==========
BALANCE, DECEMBER 31, 1999              5,349,084        $535   1,250,024        $125   $9,688,025

                                         Retained         Accumulated
                                         Earnings            Other
                                         (Accumulated    Comprehensive
                                         Deficit)           Income         Total
                                         ------------    ------------- ----------
BALANCE, OCTOBER 1, 1996                     813,359          30,343   $1,080,224

  Issuance of common stock                                             $1,014,000
  Issuance of stock options                                               $85,492
  Exercise of stock warrants - Class A                                   $204,218
  Increase in unrealized gain on
     available-for-sale security, net                         53,057      $53,057

     Net income for the year                 248,295                     $248,295
                                         ===========        ========   ==========
BALANCE SEPTEMBER 30, 1997                $1,061,654         $83,400   $2,685,286

  Issuance of common stock                                             $6,000,204
  Issuance of preferred stock                                                $125
  Repurchase of common stock                                            $(244,125)
  Cancellation of common stock                                           $(72,127)
  Issuance of stock options                                              $115,516
  Exercise of stock warrants                                              $36,528
  Decrease in unrealized gain on
     available-for-sale security, net                        (83,400)    $(83,400)

     Net loss for the year                (4,109,815)                 $(4,109,815)
                                         ===========        ========   ==========
BALANCE SEPTEMBER 30, 1998               $(3,048,161)             $0   $4,328,192

  Issuance of common stock                                                $77,500

     Net loss for the period                (946,673)                   $(946,673)
                                         ===========        ========   ==========
BALANCE, DECEMBER 31, 1998                (3,994,834)              0   $3,459,019

  Issuance of stock warrants and
       convertible debt                                                $2,194,973
  Exercise of stock warrants and
        issuance of common stock                                          $39,859
     Net loss for the year                (9,696,813)                 $(9,696,813)
                                         ===========        ========   ==========
BALANCE, DECEMBER 31, 1999              $(13,691,647)             $0  $(4,002,962)

               See accompanying notes to financial statements.

NATURADE, INC

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999, THE THREE MONTHS ENDED DECEMBER 31, 1998 AND THE YEARS ENDED SEPTEMBER 31, 1998 AND 1997


                                                         Year Ended     Three Months Ended      Year Ended          Year Ended
                                                      December 31, 1999 December 31, 1998   September 30, 1998  September 30, 1997
                                                      ----------------- ------------------  ------------------  ------------------
Cash flows from operating activities:
Net (loss) income                                           ($9,696,813)         ($946,673)       ($4,109,815)        $248,295
Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
Depreciation and amortization                                   149,797             47,178            186,454          156,393
Provision for bad debt expense                                  316,067             59,800             61,000           15,000
Provision for excess and obsolete inventories                   394,467                  -            200,000                -
Deferred income taxes                                                                                 146,528          (43,898)
Loss (gain) on disposition of property and equipment           (147,757)             6,363              8,184            7,350
Writeoff of Intangible Assets                                 1,070,344
Expense for stock options, warrants and convertible
  debt                                                        2,194,973                  -            115,516           85,492
Net gain on exchange of available-for-sale security                                      -           (110,125)               -
Legal settlement payment under terms of note                    424,000
Changes in assets and liabilities:
   Accounts receivable                                         (238,778)            64,881            (75,632)        (498,300)
   Inventories                                                 (525,775)          (136,041)           255,681       (1,080,086)
   Income taxes receivable                                      163,416                  -           (163,416)               -
   Prepaid expenses and other current assets                    147,251           (116,952)          (166,752)         (13,860)
   Other assets                                                  16,836            (31,343)           157,659           70,649
   Accounts payable and accrued expenses                      1,126,570            (99,511)            80,837          716,581
                                                      ----------------- ------------------  ------------------  ------------------
          Net cash used in operating activities:             (4,605,402)        (1,152,298)        (3,413,881)        (336,384)

Cash flows from investing activities:
Related Party Receivable                                        600,000                  -           (600,000)               -
Purchase of property and equipment                             (292,772)            (2,490)           (45,986)         (48,884)
Proceeds from sale of property and equipment                  1,981,756                  -              1,925                -
Purchase of intangible asset                                          -                  -                  -       (1,055,218)
                                                      ----------------- ------------------  ------------------  ------------------
          Net cash (used in) provided by investing
            activities:                                       2,288,984             (2,490)          (644,061)      (1,104,102)

Cash flows from financing activities:
Net borrowings (repayment) under line of credit                (469,692)                 -            300,000          429,062
Proceeds from borrowings from majority shareholder            5,099,399
Proceeds from issuance of debt                                  163,242
Payments of long-term debt, including capital lease          (2,302,179)           (56,196)          (216,862)        (169,352)
Repurchase of common stock                                                                           (244,125)
Proceeds from sale of stock                                      38,800             77,500          6,000,329        1,014,000
Proceeds from exercise of stock options/warrants                  1,059                                36,528          204,218
                                                      ----------------- ------------------  ------------------  ------------------
          Net cash provided by financing activities:          2,530,629             21,304          5,875,870        1,477,928

Net increase (decrease) in cash and cash equivalents            214,211         (1,133,484)         1,817,928           37,442
Cash and cash equivalents, beginning of period                  842,029          1,975,513            157,585          120,143
                                                      ----------------- ------------------  ------------------  ------------------
Cash and cash equivalents, end of period                     $1,056,240           $842,029         $1,975,513         $157,585
                                                      ================= ==================  ==================  ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   CASH PAID DURING THE PERIOD FOR:

Interest                                                       $432,816            $91,095           $396,782         $347,000
Taxes                                                              $800                  -           $141,036          $61,000


                 See accompanying notes to financial statements

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, SEPTEMEBER 30, 1998 AND 1997 AND
QUARTER ENDED DECEMBER 31, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Naturade, Inc., a Delaware corporation (the "Company" or "Naturade"), is a leading provider of low carbohydrate, high protein powders, aloe vera based health and beauty aids, nutritional and herbal supplements, aloe drinks and soy protein based powders. Its products are sold to the health food and mass market channels through distributors and directly to retailers. Independent brokers and outside sales representatives are utilized throughout the United States and internationally.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1999, the Company has an accumulated deficit of $13,961,647, a net working capital deficiency of $649,929 and a stockholders' capital deficiency of $4,002,962 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to these conditions, the Company, under new management has undertaken a major restructuring. This restructuring has included financial and organizational changes and a detailed analysis of the Company's core competencies, the nutraceutical market, competition, specific product categories and externally available resources. Based on this analysis, the new management team has targeted growth-oriented health food and mass market segments, outsourced manufacturing, reduced overhead costs, eliminated excess inventory, arranged a new line of credit, streamlined the product offerings by eliminating over 100 skus and implemented a new inventory control system.

The Company's continuation as a going concern is dependent on its ability to achieve profitable operations and positive cash flow and to obtain additional financing as needed to fund its operations.

CHANGE IN FISCAL YEAR - Effective October 1, 1998, the Company changed its reporting period from a fiscal year ending September 30th to December 31st.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

CONCENTRATION OF CREDIT RISK - Financial instruments that subject Naturade to concentration of credit risk consist primarily of cash, accounts receivables, related party receivables, and notes receivable. Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. Naturade performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company maintains cash balances with financial institutions that are in excess of federally insured limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's balance sheets include the following financial instruments: cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $291,387 and $51,000 at December 31, 1999 and September 30, 1998, respectively, and net of an allowance for returns of $225,479 and $90,000 at December 31, 1999 and September 30, 1998,
respectively. The allowance for doubtful accounts and returns includes the following:

Balance as of October 1, 1997                     $  80,000
  Provision for doubtful accounts and returns       129,810
  Deductions                                        (68,810)
                                                  ---------
Balance as of September 30, 1998                    141,000
  Provision for doubtful accounts and returns        59,800
  Deductions                                              -
                                                  ---------
Balance as of December 31, 1998                     200,800
  Provision for doubtful accounts and returns       437,396
  Deductions                                       (121,330)
                                                  ---------
Balance as of December 31, 1999                   $ 516,866

INVENTORIES - Inventories are valued at the lower of cost or market. The weighted average method is used to determine cost. The reserve for excess and obsolete inventories includes the following:

Balance as of October 1, 1997                     $       0
  Provision for excess and obsolete inventory       200,000
  Write-offs                                              -
                                                  ---------
Balance as of September 30, 1998                  $ 200,000
  Provision for excess and obsolete inventory       350,629
  Write-offs                                       (350,629)
                                                  ---------
Balance as of December 31, 1998                   $ 200,000
  Provision for excess and obsolete inventory       874,571
  Write-offs                                       (480,104)
                                                  ---------
Balance as of December 31, 1999                   $ 594,467

INVESTMENTS - In 1997, the Company held securities that consisted of 108,500 shares of common stock of a publicly held company. The securities were classified as available for sale and presented at the fair market value of $217,000 at September 30, 1997, based on quoted market prices as of that date. The original cost of the securities were $78,000, and the gross unrealized gain included in stockholders' equity amounted to $83,400 at September 30, 1997.

The publicly held company also owned 48,888 shares of Naturade. During fiscal year 1998 the two companies exchanged the stock each held in the other company. A gain of $110,125 was recorded on the transaction based on the market value of the other company's stock on the exchange date and is included in other income.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization, which are computed using the straight-line method over the estimated useful lives of the related assets ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

INTANGIBLE ASSETS - Intangible assets consist of trademarks, copyrights and other intangible assets and are being amortized using the straight-line method over lives ranging from 15 to 25 years.

IMPAIRMENT OF LONG-LIVED ASSETS - In accordance SFAS No. 121: "Accounting for the Impairment of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. During 1999, the Company determined that impairment had occurred with respect to its intangible assets and recognized a loss on the remaining net carrying values.

INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109: "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NET INCOME (LOSS) PER SHARE - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e. convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed when incurred and amounted to $326,946, $62,474, $279,370 and $134,807 for the year ended December 31,1999, the three months ended December 31, 1998 and for the years ended September 30, 1998 and September 30, 1997.

ADVERTISING - The Company expenses the cost of advertising as incurred. Advertising expenses amounted to $667,155, $185,213, $1,448,390 and $519,811 for the year ended December 31, 1999, the three months ended December 31, 1998 and for the years ended September 30, 1998 and September 30, 1997.

DEFERRED RENT - Deferred rent totaling $35,877 at December 31, 1999 is included in accrued expenses and other current liabilities. Deferred rent represents rental expense (recorded on a straight-line basis) in excess of actual rental payments to date.

MAJOR CUSTOMER - During the fiscal year ended December 31, 1999, the three months ended December 31, 1998, and the fiscal years ended September 30, 1998 and September 30, 1997, the Company had sales to a customer in excess of 10% of the Company's total net sales. Sales to this customer were $2,875,942, $626,681, $2,915,524 and $3,056,147 for the fiscal year ended December 31, 1999, the three months ended December 31, 1998 and the years ended September 30, 1998 and September 30, 1997, respectively. Accounts receivable from this customer were $403,169 and $415,950 at December 31, 1999 and September 30, 1998.

ACCOUNTING FOR STOCK-BASED COMPENSATION - SFAS No. 123: "Accounting for Stock-Based Compensation", requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25: "Accounting for Stock Issued to Employees."

NEW ACCOUNTING PRONOUNCEMENTS - In 1998, the FASB issued SFAS No. 133:
"Accounting for Derivatives and Hedging Activities", which the Company will adopt in fiscal 2001. SFAS No. 133 requires that all derivatives be reported at fair value. Management has not yet determined the impact of the adoption of SFAS No. 133 on the financial statements of the Company.

USE OF ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications were made to prior statements to conform to the current year presentation.

2. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 1999 and September 30, 1998 consisted of the following:

                                                        DECEMBER 31, 1999    SEPTEMBER 30, 1998
    Raw Materials                                              180,174          $1,477,853
    Finished Goods                                           2,639,582             680,087
                                                             ---------             -------

    Subtotal                                                 2,819,756           2,157,940
    Less: Reserve for Excess and Obsolete Inventories         (594,467)           (200,000)
                                                              --------            --------
                                                            $2,225,289          $1,957,940
                                                            ==========          ==========

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 and September 30, 1998 consisted of the following:

                                                        DECEMBER 31, 1999    SEPTEMBER 30, 1998
    Land                                                           $-         $   318,533
    Building and improvements                                 148,581           1,909,628
    Machinery and equipment                                   417,038             510,049
    Automobiles                                               101,344              81,113
                                                              -------              ------

    Total                                                     666,963           2,819,323
    Less accumulated depreciation and amortization           (340,646)           (801,176)
                                                             --------            --------

    Property and equipment, net                           $   326,317         $ 2,018,147
                                                          ===========         ===========

4. DEBT

Long-term debt consists of the following at December 31, 1999 and September 30, 1998:

                                                                      December 31, 1999   September 30, 1998
Line of Credit                                                           $   980,308         $ 1,450,000
Credit Agreement with majority shareholder                                 3,650,000
Finance Agreement with majority stockholder, net of debt discount          1,449,399
Notes Payable due to South Bay Bank, repaid during 1999                            -           1,316,437
Note Payable to Performance Nutrition, Inc (Note 7)                          282,667                   -
Notes Payable due to a former stockholder's estate,
    Borrowings bear interest at 8% and are due in monthly
    installments of $2,832                                                   143,434             614,990
Capitalized lease obligation, repaid during 1999                                   -             251,080
Other notes payable                                                           16,669              31,396
                                                                         -----------         -----------

Total                                                                      6,522,477           3,663,903
Less line of credit and current portion of long-term debt                 (2,743,949)         (1,652,380)
                                                                         -----------         -----------
Long-term debt                                                           $ 3,778,528         $ 2,011,523
                                                                         ===========         ===========

              A summary of long-term debt maturities as of December 31, 1999 is as follows:


       YEAR ENDING DECEMBER 31                    AMOUNT
       -----------------------                    ------
               2000                            $ 2,743,949
               2001                                 33,739
               2002                                 27,391
               2003                                 29,664
               2004                              3,682,126
         thereafter                                  5,608
                                                  --------
                       Total                   $ 6,522,477
                                               ===========

LINE OF CREDIT - The Company had a line of credit with a financial institution which allowed for a maximum borrowing of up to $1,000,000. Interest on borrowings under this agreement, which is payable monthly, is charged at the prime rate (8.5% at December 31, 1999) plus 1%. The agreement is collateralized by substantially all of the Company's assets. Borrowings under this agreement totaled $980,308 and $1,450,000 at December 31, 1999 and September 30, 1998,
respectively.

Amounts due under the line of credit were repaid subsequent to year-end with new financing obtained on January 27, 2000 (Note 11).

CREDIT AGREEMENT WITH MAJORITY SHAREHOLDER - In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings and Botanicals, Inc. ("Health Holdings"), a majority stockholder of the Company. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. Interest only payments are required on a quarterly basis. As of December 31, 1999, the Company has borrowed $3,650,000 on this Credit Agreement. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock. The Company recorded interest expense of approximately $1,501,000 during the year ended December 31, 1999 related to the beneficial conversion feature representing the aggregate difference between the fair market value of the shares that would be issued upon conversion and the conversion price of $.75 per share on the date of debt issuance.

FINANCE AGREEMENT WITH MAJORITY SHAREHOLDER - In March 1999, the Company entered into a Finance Agreement (the "Finance Agreement") with Health Holdings. The Finance Agreement provides that the Company may borrow up to $1 million at an interest rate of 8% per annum. The Finance Agreement further provides that for each dollar borrowed, the Company shall issue a warrant to Health Holdings to purchase three-tenths (0.3) of a share of common stock of the Company at an exercise price of $2.125 per share. As of June 30, 1999, the Company had issued 300,000 warrants under the Finance Agreement prior to the Amendment referred to below. The warrants are exercisable for a period of ten years commencing on the date of grant.

In June 1999, the Finance Agreement was amended (the "Amendment") to increase the amount of available borrowings to $1.6 million also at an interest rate of 8% per annum. The Amendment further provides that for each dollar borrowed over $1 million; the Company shall issue a warrant to Health Holdings to purchase one-half (1/2) of a share of common stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 warrants previously issued under the Finance Agreement prior to the Amendment was reset to $1.00 per share. All borrowings under the Finance Agreement are secured by the assets of the Company. All borrowings made prior to June 1, 1999 are due on March 7, 2000; those made after May 31, 1999 are due May 31, 2000. As of December 31,1999, the Company borrowed $1,600,000 under the Finance Agreement and the Amendment and issued a total of 600,000 warrants to Health Holdings. The Company recorded the fair value of the warrants issued as a debt discount and will amortize this discount over the life of the debt. Interest expense of approximately $429,000 was recorded related to the warrant grants for the fiscal year ended December 31, 1999. The Finance Agreement further provides that at any time upon written notice, Health Holdings may convert any portion of the advances into shares of the Company's common stock at a conversion price equal to the lower of $1.00 per share or the then fair market value of the Company's common stock.

5. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK - During fiscal year ended September 30, 1998, the Company issued 1,250,024 shares of its preferred stock to Health Holdings. The shares pay no dividends except in the event of a liquidation or reorganization of the Company. While convertible, the preferred shares have full voting rights with the common stock on as "as converted' basis.

Through and until December 15, 2007, each preferred share is convertible in accordance with the following terms. Upon the issuance by Naturade of one common share pursuant to the exercise of any warrant, option, contract or similar right, outstanding on November 21, 1997, 1.22 preferred shares shall immediately become and remain convertible at a conversion price equal to the average exercise price of the corresponding one common share issued. Conversely, if any outstanding warrant, option, contract or similar right to purchase common shares expires unexercised on or prior to December 15, 2007, the corresponding number of preferred shares (on a 1.22 for one basis) shall become redeemable at par at the Company's option.

In the event that, prior to December 15, 2007, (1) any person other than the majority stockholder of Health Holdings or an affiliate acquires 15% or more of the common stock, (2) the Company is party to any merger, consolidation, in each case into or with a person other than Health Holding's majority stockholder or affiliate, (3) the Company sells all or substantially all of the assets of the Company to a person other than the majority stockholder of Health Holdings or an affiliate, (4) the Company makes an offering or offerings of the Company's securities, the aggregate gross proceeds of which are in excess of $10,000,000, the preferred shares become and remain convertible at an exercise price of $1.45 per share.

EMPLOYEE STOCK OPTION PLAN - In February 1998, the Company adopted an Incentive Stock Option Plan (the "Plan") to enable participating employees to acquire shares of the Company's common stock. The Plan provides for the granting of incentive stock options up to an aggregate of 575,000 shares. The actual amount of incentive stock options that may be granted to employees is determined by the Administrative Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 435,000 incentive options under the Plan at the weighted average price of $1.12 as of December 31, 1999. These options expire seven years from the date of grant.

DIRECTOR STOCK OPTIONS - In January 1998, 19,998 options were issued to board members who served a full year at an exercise price of $4.63. During April 1998, options to acquire an additional 51,000 shares were issued to a board member at an exercise price of $4.05. In October 1999, 50,000 options were issued to each of the two new board members at an exercise price of $1.031.

WARRANTS - In 1999, the Company has granted warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant.

A summary of the Company's outstanding stock options and warrants activity is as follows:

                                                                                                                     WEIGHTED AVE.
                                                                                                 NUMBER OF             EXERCISE
                                                             OPTION OR            WEIGHTED    OPTIONS/WARRANTS         PRICE FOR
                                           NUMBER OF        WARRANT PRICE       AVERAGE PRICE   EXERCISABLE           EXERCISABLE
                                            SHARES           PER SHARE            PER SHARE   AS OF PERIOD END          OPTIONS
Outstanding at September 30, 1996           777,747         $0.50 - $3.00         $1.90             777,747               $  1.90
   Granted                                  110,000         $1.50 - $2.56         $1.94

Outstanding at September 30, 1997           887,747         $0.50 - $3.00         $1.90             887,747               $  1.90
   Granted                                  395,998         $2.83 - $4.63         $3.78
   Exercised                                (12,286)            $3.00             $3.00
   Expired                                  (80,000)            $1.50             $1.50

Outstanding at September 30, 1998         1,191,459         $.50 - $4.63          $2.54             906,459               $  2.06

   Exercised                                (70,000)       $.875 - $1.72          $1.11
   Expired                                 (104,998)       $1.72 - $4.63          $3.38

Outstanding at December 31, 1998          1,016,461         $.50 - $4.63          $1.78             731,461               $  2.00

   Granted                                  949,000         $.72 - $1.134         $1.00
   Exercised                                (60,353)        $.50 - $.94           $.65
   Expired                                  (30,000)           $3.00              $3.00
                                          ---------
Outstanding at December 31, 1999          1,875,108         $.60 - $3.30          $1.10           1,330,358               $  1.12

The following table summaries information about stock options and warrants outstanding at December 31, 1999:


                                           WEIGHTED                                 WEIGHTED
                                           AVERAGE      WEIGHTED                    AVERAGE
                     OPTIONS AND          REMAINING     AVERAGE   OPTIONS AND   EXERCISE PRICE
   RANGE OF            WARRANTS         CONTRACT LIFE   EXERCISE   WARRANTS     FOR EXERCISABLE
EXERCISE PRICES      OUTSTANDING          IN YEARS       PRICE    EXERCISABLE       OPTIONS
$.60-.875             195,000                2           $ .71       120,000        $ .70
$1.00                 600,000                9           $1.00       600,000        $1.00
$1.03 -1.22           635,000                5           $1.11       165,250        $1.12
$1.25                 325,108                1           $1.25       325,108        $1.25
$1.62-1.96             60,000                1           $1.77        60,000        $1.77
$2.56-3.30             60,000                2           $2.90        60,000        $2.90
                    ---------                                      ---------
                    1,875,108                                      1,330,358

The estimated weighted average fair value of options granted during the years ended December 31, 1999, September 30, 1998 and 1997 are $1.14, $2.09 and $1.42, respectively. No options were granted during the three months ended December 31, 1998. Pursuant to SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had the compensation cost for the Company stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been the pro forma amounts presented below:


                                            Year Ended         Three Months         Year Ended          Year Ended
                                        December 31, 1999   December 31, 1998    September 30, 1998   September 30, 1997
Net (loss) income:          As reported    $(9,696,813)        $(946,673)           $(4,109,815)         $248,295
                            Pro forma       (9,944,695)        $(993,116)           $(4,295,585)         $205,385
Basic and Diluted
earnings (loss) per share:  As reported         $(1.81)           $(0.18)                $(0.84)            $0.08
                            Pro forma           $(1.88)           $(0.19)                $(0.88)            $0.06

The fair value for each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                           Year Ended                 Year Ended            Year Ended
                                      December 31, 1999           September 30, 1998    September 30, 1997
       WEIGHTED AVERAGE                   5.45 to 5.62%               5.39 to 5.88%          6.45 to 6.58%
RISK-FREE INTEREST RATE

EXPECTED LIFE OF                            7 years                     3 years               2 years
    AN OPTION

EXPECTED STOCK                               64%                          45%                    61%
    VOLATILITY

For the three months ended December 31, 1998, there were no options or warrants granted.

6. INCOME TAXES

The provision for income taxes for the year ended December 31, 1999, the three months ended December 31, 1998 and the fiscal years ended September 30, 1998 and 1997 consists of the following:


                              Year Ended          Three Months       Year Ended           Year Ended
                           December 31, 1999   December 31, 1998  September 30, 1998   September 30, 1997
Current:
   Federal                         -                    -            $(113,967)            $ 115,400
   State                         800                    -                2,889                20,600
                           -----------------   -----------------  ------------------   ------------------

Total current                    800                    -             (111,078)              136,000
                                                                  ------------------   ------------------
Deferred:
  Federal                          -                    -              124,202                24,600

  State                            -                    -               22,326                 4,400
                           -----------------   -----------------  ------------------   ------------------

Total deferred                     -                    -              146,528                29,000
                                                                  ------------------   ------------------

Total provision                  800                    -            $  35,450             $ 165,000
                           =================   =================  ==================   ==================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes due to the following:


                                              Year Ended             Three Months           Year Ended           Year Ended
                                           December 31, 1999      December 31, 1998     September 30, 1998   September 30, 1997
Computed tax (benefit) expense                 $(3,393,605)          $  (321,869)          $(1,426,038)          $   141,000
Increase (decrease) in income taxes
        resulting from:
        Nondeductible expenses                       6,157                 2,832                 6,800                 6,000
        State income taxes, net of
             federal tax benefit                       528                                      16,642                46,000
        Other                                                               (800)              (43,560)              (28,000)
        Change in valuation allowance            3,387,720               319,837             1,481,606                   -
                                               -----------           -----------           -----------           -----------
                                               $       800           $       -             $    35,450           $   165,000
                                               ===========           ===========           ===========           ===========

Temporary differences which give rise to deferred tax assets and liabilities are as follows:


                                                        December 31, 1999                           September 30, 1998
                                                       Deferred Income Tax                          Deferred Income Tax
                                                   -----------------------------               ----------------------------
                                                   Assets            Liabilities               Assets           Liabilities
Current:
     Uniform capitalization                   $    78,096              $ -                 $   64,712                 $ -
     Allowance for bad debt                       108,135                                      21,849
     Allowance for returns                         96,595                                      38,556
     Accrued vacation                              14,512                                      15,959
     Accrued bonuses                                5,683                                      21,119
     Inventory reserve                            111,156                                      85,680
     State taxes                                    ---                                           272
     Other                                       (196,907)                                         --
     Valuation allowance                         (217,270)               -                   (248,147)                  -
                                              -----------             ---------            ----------              --------
Total current                                          -                 -                         -                    -

Noncurrent:
     Net operating losses and credit
     carryforwards                              4,868,906                                   1,165,962
     Depreciation                                  16,959                                                           (18,530)
     Stock options                                 86,028                                      86,027
     Valuation allowance                       (4,971,893)                -                (1,233,459)                  -
                                              -----------             ---------            ----------              --------
Total noncurrent                                      -                   -                    18,530               (18,530)
                                              -----------             ---------            ----------              --------
Total                                               $ -                 $ -                $   18,530              $(18,530)
                                              ===========             =========            ==========              ========

As of December 31, 1999, the Company had federal net operating loss carryforwards of approximately $12.4 million, which begin expiring in December 2017 and state net operating loss carryforwards of $6.5 million, which begin expiring in December 2002.

7. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

EMPLOYMENT AGREEMENTS - The Company has a four-year employment agreement with its chief executive officer (CEO) that began in March 1998. The agreement provides for an annual salary of $200,000 and a bonus. The bonus arrangement will be negotiated each year and will be based on certain earnings and revenue objectives with a target amount of approximately one-half of the employee's annual salary. The Company entered into a four year employment, consulting and non-competition agreement with Allan Schulman that began in December 1997. This agreement was terminated as part of the Health Holdings
v. Schulman lawsuit settlement. (See Legal Proceedings)

CONSULTING AGREEMENTS - The Company is committed to a consulting agreement with an affiliate of Health Holdings for $300,000 per year payable quarterly. The agreement is automatically renewable for successive one-year terms so long as Health Holdings or any of its affiliates owns 25% or more of the Company.

OPERATING LEASES - The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006.
Future minimum commitments under operating leases as of December 31, 1999 are as follows:


Year Ending December 31                Amount
-----------------------               -------
  2000                                465,230
  2001                                442,207
  2002                                423,900
  2003                                416,222
  2004                                399,584
Thereafter                            734,052
                                      -------

  Total                           $ 2,881,195

Rent expense charged to operations was $486,622, $20,426, $124,000 and $51,088 for the year ended December 31, 1999, for the three months ended December 31, 1998 and the fiscal years ended September 30, 1998 and September 30, 1997, respectively.

LEGAL PROCEEDINGS - On March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). The Settlement Agreement provided the Company with a full release of the Judgment and required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, of which $282,667 is outstanding at December 31, 1999, payable over 12 months at 5% interest, and (3) a contingent promissory note in the amount of $226,000, which becomes payable only to the extent that the Company's sales for the second, third and fourth quarters of 1999 exceeded specified targets. As the Company's sales did not meet the specified targets, no amount is payable under the contingent promissory note. Consequently, the adjusted total cost to the Company of the settlement is $1,774,000, exclusive of interest on the promissory note.

On January 15, 1999, Health Holdings filed an action against Allan Schulman (Schulman, former President of the Company) seeking damages for breach of the warranties and representations contained in the Stock Purchase Agreement, executed December 15, 1997, whereby Schulman and certain others agreed to sell a portion of their shares of the Company to Health Holdings. Schulman filed a cross-complaint against the Company for, among other things, indemnification. The cross-complaint has been dismissed. This lawsuit was settled on December 31, 1999. As part of the settlement of this lawsuit, Schulman agreed to resign from the Company as an employee, officer and director effective November 29, 1999.

In addition to the above-described litigation, the Company is party to various other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.

8. REVIEW OF INTANGIBLES

During 1999, the Company conducted a review of its trademarks, copyrights and other intangible assets in accordance with SFAS 121 which states that long lived assets are to be reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. In 1999, the Company stopped selling to a significant customer for its Kids Plex product line and has been exploring new customers and distribution channels. As a result, the Company believes that an impairment of the related trademarks that were acquired in 1997 has occurred and that the full carrying amount should be written off. Consequently, the Company recorded a write down of the net carrying value of $1,070,344 during 1999.

9. 401(k) PLAN

The Company has a 401(k) plan that is available to all employees of the Company who meet certain age and length of service requirements. The plan provides for Company matching contributions equal to 25% of each employee participant's contribution not to exceed 6% of the employee participant's compensation. The Company's contribution to the plan was $3,963, $2,005, $11,393 and $11,831 for the year ended December 31, 1999, for the three months ended December 31, 1998 and for the fiscal years ended September 30, 1998 and September 30, 1997, respectively.

10. OPERATING SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

Commencing in January 1999, the Company's reportable operating segments include heath food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. Operating segment data for the year ended December 31, 1999 was as follows:


                                                          Distribution Channels
                                                       Health Food           Mass             Total
                                                       -----------          -------         ---------
             Year ended December 31, 1999
               Sales                                   $10,652,697       $1,294,005       $11,946,702
               Cost of Sales                             6,533,649          843,255         7,376,904
                                                         ---------          -------         ---------
                    Gross Profit                         4,119,048          450,750         4,569,798
                                                         =========          =======         =========

     Prior to January 1999, the Company's sales to the mass market segment were not significant.

The Company exports products to several international customers. A summary of net sales classified by geographic area is as follows:


     NET SALES FOR THE                                      SAUDI
     PERIODS ENDED                           DOMESTIC       ARABIA     CANADA  KOREA     CHINA    INTERNATIONAL         TOTAL
Year ended December 31, 1999               $11,356,797    $139,658  $137,916  $123,124        -      $189,207        $11,946,702
Three Months ended December 31, 1998         2,903,631     191,446         -    18,866  395,091        88,121          3,597,155
Year ended September 30, 1998               12,125,650     482,854         -    39,648  417,975       440,845         13,506,972
Year ended September 30, 1997               11,625,538     157,956         -   224,525        -       570,400         12,578,419

11. SUBSEQUENT EVENTS

CREDIT FACILITY - On January 27, 2000, the Company entered into a three year Credit Agreement with a financial institution that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. Amounts due under the Credit Agreement bear interest at the prime rate plus 1.5%. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. The Credit Agreement contains covenants which, among other things, require that certain financial ratios are met. As of March 31, 2000, the Company has borrowed $1,149,022 against this Credit Agreement and based on eligible accounts receivables and inventory the additional availability is approximately $700,000.

DEBT CONVERSION - In March 2000, Health Holdings converted advances of $1,600,000 plus accrued interest of $23,145 into 1,997,717 shares of restricted common stock of the Company.

WARRANT CONVERSION/EXPIRATION - Subsequent to December 31, 1999, 588 warrants were exercised. On January 15, 2000, the remaining 324,520 unexercised Class B warrants expired.

                                                INDEX TO EXHIBITS


                  Document                                                                     PG #
                  --------                                                                     ----
2               Stock Purchase Agreement, dated as of December 15, 1997 (the                    N/A
                "Stock Purchase Agreement"), by and among the Company, Allan
                Schulman, L.S. Smith, Dallas Gold & Silver Exchange, Inc.
                ("DGSE"),  Barry M. Zwick and Health Holdings and Botanicals,
                Inc. ("HHB"), incorporated by reference to the  Company's
                Current Report on Form 8-K filed on  December 23, 1997.

3.1             Certificate of Incorporation of Naturade, Inc., together with                   N/A
                Amendments and Certificate of Designations relating thereto incorporated by reference to the Company's  Form 10-K Annual
                Report filed for fiscal 1997 and the exhibits and attachments thereto.

3.2             Bylaws of Naturade, Inc., as Amended incorporated by reference                  N/A
                to the Company's Form 10-K Annual Report filed for fiscal 1997 and the exhibits and attachments thereto.

4.1             Registration Rights Agreement, dated as of December 15, 1997,                   N/A
                by and between the Company and HHB, incorporated by reference to the Company's Current Report on Form 8-K as filed on
                December 23, 1997.

4.2             Form of Class B Warrant Certificate, incorporated by reference                  N/A
                to the Company's Form 10-K Annual Report filed for Fiscal 1991 and the Exhibits and Attachments thereto.

10.1            Consulting Agreement, dated as of December 12, 1997, by and                     N/A
                between the Company and Doyle & Boissiere LLC, incorporated by reference to the Company's Current Report on Form 8-K filed
                December 23, 1997.

10.2            Mutual Option Agreement, dated as of December 15, 1997, by and                  N/A
                between the Company and Allan Schulman, incorporated by
                reference to the Company's Current Report on Form 8-K as filed
                December 23, 1997.

10.3            Employment, Consulting and Non-Competition                                      N/A



                Agreement, dated as of December 12, 1997, by and between the Company and Allan Schulman, incorporated by reference to the Company's Current Report on Form 8-K as filed December 23,
                1997.

10.4            Form of Option Agreement for Purchase of Naturade, Inc. Common                  N/A
                Stock for Directors, incorporated by reference to the Company's
                Form 10-K Annual Report filed for Fiscal 1995 and the Exhibits and Attachments thereto.

10.5            Form of Broker Agreement between NPI and Domestic Brokers,                      N/A
                incorporated by reference to the Company's Form 10-K Annual
                Report filed for Fiscal 1991 and the Exhibits and Attachments thereto.

10.6            Consulting Agreement with Dr. L.S. Smith, incorporated by                       N/A
                reference to the Company's Form 10-Q Report filed for the
                quarterly period ended March 31,1994 and the Exhibits and
                Attachments thereto.

10.7            Addendum to Consulting Agreement with L.S. Smith dated as of                    N/A
                November 13, 1996, incorporated by reference to the Company's
                Form 10-K Annual Report filed for fiscal 1997 and the exhibits and attachments thereto.

10.8            Amendment dated May 2, 1995 to Agreement For Purchase of Stock                  N/A
                and Real Property dated January 1, 1995, incorporated by
                Reference to the Company's Form 10-Q Report filed for quarterly period ended December 31, 1994 and Exhibits and Attachments thereto.

10.9            Open Line of Credit with South Bay Bank, incorporated by                        N/A
                reference to the Company's Form 10-K Annual Report filed for
                Fiscal 1995 and the Exhibits and Attachments thereto.

10.10           Open Line of Credit with South Bay Bank dated as of                             N/A
                February 21, 1997, in the principal amount of $1,200,000
                incorporated by reference to the Company's Form 10-K Annual
                Report filed



                for fiscal 1997 and the exhibits and attachments thereto.

10.11           Open Line of Credit with South Bay Bank dated as of                             N/A
                September 24, 1997, in the principal amount of $1,500.000, incorporated by reference to the Company's Form 10-K Annual
                Report filed for fiscal 1997 and the exhibits and attachments thereto.

10.12           Settlement Agreement with Neal D'Agostino dated November 30,                    N/A
                1995, incorporated by reference to the Company's Form 10-K
                Annual Report filed for Fiscal 1995 and the Exhibits and
                Attachments thereto.

10.13           Lease Agreement between NPI and Messrs. Schulman and Becker,                    N/A
                incorporated by reference to the Company's Form 10-K Annual
                Report filed for Fiscal 1991 and the Exhibits and Attachments thereto, and the First Amendment to Lease, dated as of December
                15, 1997, by and among Allan Schulman and the Registrant
                (collectively as landlord) and the Company (as tenant),
                incorporated by reference to the Company's Current Report on
                Form 8-K as filed December 23, 1997.

10.14           Asset Transfer Agreement and Plan of Liquidation and                            N/A
                Dissolution, dated as of June 30, 1997, by and among Harrier,
                Inc., a Delaware corporation, the Company and DermaRay
                International, L.L.C., a California limited liability company incorporated by reference to the Company's Form 10-K Annual
                Report filed for fiscal 1997 and the exhibits and attachments thereto.

10.15           Naturade, Inc. 1998 Incentive Stock Option Plan, incorporated                   N/A
                by reference to the Company's Form 10-Q Report filed for the quarterly period ended March 31, 1998 and the exhibits and attachments thereto.

10.16           Incentive Stock Option Plan with Bill D. Stewart dated March 2,                 N/A
                1998, incorporated by reference



                to the Company's Form 10-Q Report filed for the quarterly period ended March 31, 1998 and the exhibits and attachments thereto.

10.17           Incentive Stock Option Plan with Ronald Ahrens dated April 20,                  N/A
                1998, incorporated by reference to the Company's Form 10-Q
                Report filed for the quarterly period ended March 31, 1998 and the exhibits and  attachments thereto.

10.18           Employment Contract with Bill D. Stewart, CEO dated March 2,                    N/A
                1998 incorporated by reference to the Company's Form 10-Q
                Report  filed for the quarterly period ended March 31, 1998 and the exhibits and  attachments thereto.

10.19           Finance Agreement by and Between Naturade, Inc. and Health                      N/A
                Holdings and Botanicals, Inc. dated March 17, 1999,
                incorporated by reference to the Company's Form 10-Q Report filed for the quarterly period ended March 31, 1999



10.20           Amendment No. 1 to Finance Agreement by and between Naturade,                   N/A
                Inc. and Health Holdings and Botanicals, Inc. dated June 1,
                1999, incorporated by reference to the Company's Form 10-Q
                Report filed for the quarterly period ended September 30, 1999


10.21           Credit Agreement by and Between Naturade, Inc. and Health                       N/A
                Holdings and Botanicals, Inc. dated August 9, 1999,
                incorporated by reference to the Company's Form 10-Q Report filed for the quarterly period ended June 30, 1999

                Settlement Agreement between Naturade, Inc. and the PNI
10.22           Trustee, August 1999, incorporated by reference to the                          N/A
                Company's Form 10-Q Report filed for the quarterly period ended
                June 30, 1999

10.23           Employment Contract with Lawrence J. Batina, COO/CFO dated                      N/A
                February 1, 1999, incorporated




                by reference to the Company's Form 10-Q Report filed for the quarterly period ended March 31, 1999.

10.24           Credit and Security Agreement by and Between Naturade, Inc. and                 Document 2
                Wells Fargo Business Credit, Inc. dated January 27, 2000

23.1            Consent of Rose, Snyder & Jacobs, dated                                         N/A
                December 22, 1998 incorporated by reference.

23.2            Consent of McGladry & Pullen, LLP, dated December 28, 1998                      N/A
                incorporated by reference.

23.3            Consent of Rose, Snyder & Jacobs, dated                                         Document 3
                March 27, 2000




27                Financial Data Schedule                                                       Document 4
