Form 10-Q
period 2000-03-31
NATURADE INC
filed 2000-05-15
CIK 797167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,347,389 shares as of May 1, 2000.

                           Exhibit Index on Page 19

                                    FORM 10-Q
                                QUARTERLY REPORT
                          Quarter Ended March 31, 2000

                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
                                                                                                       --------
PART I:           FINANCIAL INFORMATION

     Item 1.          Financial Statements

                      Balance Sheets  at March 31, 2000                                                   3
                      (unaudited) and December 31, 1999 (audited)

                      Statements of Operations for the three month period ended                           4
                      March 31, 2000 (unaudited) and March 31, 1999
                      (unaudited)

                      Statements of Cash Flows for three month periods ended                              5
                      March 31, 2000 (unaudited) and March 31,1999 (unaudited)

                      Notes to Financial Statements                                                       6

     Item 2.          Management's Discussion and Analysis of Financial Condition                        10
                      and Results of Operations

PART II:          OTHER INFORMATION

     Item 1.          Legal Proceedings                                                                  16

     Item 2.          Changes in Securities                                                              16

     Item 3.          Defaults upon Senior Securities                                                    16

     Item 4.          Submission of Matters to a Vote of Security Holders                                16

     Item 5.          Other Information                                                                  16

     Item 6.          Exhibits and Reports on Form 8-K                                                   17

SIGNATURES                                                                                               18

NATURADE, INC.

BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                      ASSETS

                                                                             March 31, 2000      December 31, 1999
Current assets:

   Cash and cash equivalents                                                      $173,183             $1,056,240
   Accounts receivable, net                                                      1,343,185              1,217,323
   Inventories                                                                   1,983,751              2,225,289
   Prepaid expenses and other current assets                                       459,299                178,603
                                                                            ---------------       ----------------
                      Total current assets                                       3,959,418              4,677,455

Property and equipment, net                                                        316,476                326,317
Other assets                                                                        97,140                 99,178
                                                                            ---------------       ----------------
                      Total assets                                              $4,373,034             $5,102,950
                                                                           ================       ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
   Accounts payable                                                             $1,688,347             $2,035,862
   Accrued expenses                                                                652,856                547,573
   Current portion of long-term debt                                             1,367,138              2,743,949
                                                                            ---------------       ----------------
                      Total current liabilities                                  3,708,341              5,327,384

Long-term debt, less current maturities                                          3,770,434              3,778,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Common stock, par value $0.0001 per share; authorized, 50,000,000 shares; issued and outstanding, 7,347,389 at March 31, 2000
  and 5,349,084 at December 31, 1999                                                   697                    535
Preferred stock, par value $0.0001 per share; authorized, 2,000,000
   shares; issued and outstanding, 1,250,024                                           125                    125

Additional paid-in capital                                                      11,311,743              9,688,025
Accumulated deficit                                                            (14,418,306)           (13,691,647)
                                                                            ---------------       ----------------
                      Total stockholders' deficit                               (3,105,741)            (4,002,962)
                                                                            ---------------       ----------------
                      Total liabilities and stockholders' deficit               $4,373,034             $5,102,950
                                                                           ================       ================

                See accompanying notes to financial statements.

NATURADE, INC

STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS
   ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                                               Three Months Ended        Three Months Ended
                                                                                  March 31, 2000           March 31, 1999
                                                                                  (Unaudited)              (Unaudited)
Net sales                                                                          $3,386,534               $2,352,808

Cost of sales                                                                       1,841,593                1,384,629
                                                                                 -------------            -------------

Gross profit                                                                        1,544,941                  968,179
                                                                                 -------------            -------------

Costs and expenses:
     Selling, general and  administrative expenses                                  1,953,116                1,894,285
     Depreciation and amortization                                                     42,084                   46,780
     Other operating expense                                                                -                2,774,000
                                                                                 -------------            -------------

       Total operating costs and expenses                                           1,995,200                4,715,065
                                                                                 -------------            -------------

Operating loss                                                                       (450,259)              (3,746,886)

Other expense:
    Interest expense                                                                  270,407                   89,251
    Other expense (income)                                                              5,193                  (56,265)
                                                                                 -------------            -------------

Loss before provision for income taxes                                               (725,859)              (3,779,872)

Provision for income taxes                                                                800                    2,400
                                                                                 -------------            -------------

Net loss                                                                            ($726,659)             ($3,782,272)
                                                                                 =============            =============

Basic and Diluted Loss per share                                                       ($0.12)                  ($0.71)
                                                                                 =============            =============

Weighted Average Number of Shares used in Computation of
     Basic and Diluted Loss per Share                                               5,898,405                5,336,733
                                                                                 =============            =============

                 See accompanying notes to financial statements

NATURADE, INC

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
  ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                                    Three Months Ended        Three Months Ended
                                                                      March 31, 2000            March 31, 1999
Cash flows from operating activities:
Net  (loss) income                                                     ($726,658)               ($3,782,272)
Adjustments to reconcile net (loss) to
   net cash used in operating activities:
Depreciation and amortization                                             42,084                     46,780
Provision for bad debt expense                                                 -                     61,445
Provision for excess and obsolete inventories                                  -                    (83,465)
Loss on disposition of property and equipment                              6,973                          -
Writeoff of Intangible Assets                                                  -                    (49,580)
Changes in assets and liabilities:
   Accounts receivable                                                  (125,862)                   203,872
   Inventories                                                           241,538                    105,631
   Prepaid expenses and other current assets                            (300,607)                  (119,104)
   Other assets                                                            2,038                     26,279
   Lawsuit judgement payable                                                                      2,774,000
   Accounts payable and accrued expenses                                (242,232)                   240,799
                                                                    ------------               -------------
          Net cash used in operating activities:                      (1,102,726)                  (575,615)

Cash flows from investing activities:
Related Party Receivable                                                       -                          -
Purchase of property and equipment                                       (21,155)                   (53,822)
Proceeds from sale of property and equipment                               1,849                     55,000
                                                                    ------------               -------------
          Net cash (used in) provided by investing activities:           (19,306)                     1,178

Cash flows from financing activities:
Net borrowings under line of credit                                      178,138                    285,719
Payments of long-term debt, including capital lease                     (113,644)                   (48,831)
    majority shareholder into equity
Amortization of debt discount                                            174,481
Proceeds from sale of stock                                                                          38,794
Proceeds from exercise of stock options/warrants                               -                      1,065
                                                                    ------------               -------------
          Net cash provided by financing activities:                     238,975                    276,747

Net decrease in cash and cash equivalents                               (883,057)                  (297,690)
Cash and cash equivalents, beginning of period                         1,056,240                    842,029
                                                                    ------------               -------------
Cash and cash equivalents, end of period                                $173,183                   $544,339
                                                                    ============               =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest                                                                $133,647                    $87,880
Taxes                                                                         $0                         $0

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

2. Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at March 31, 2000 and December 31, 1999 consisted of the following:

                                                          March 31, 2000     December 31, 1999
                                                            (Unaudited)          (Audited)
                                                           ------------        -------------
      Raw Materials                                         $  188,597          $  180,174
      Finished Goods                                         2,389,621           2,639,582
                                                           ------------        -------------

      Subtotal                                               2,578,218           2,819,756
      Less: Reserve for Excess and Obsolete Inventories       (594,467)           (594,467)
                                                           ------------        -------------
                                                            $1,983,751          $2,225,289

3. As previously reported, on March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). The Settlement Agreement provided the Company with a full release of the Judgment and required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, of which $176,667 is outstanding at March 31, 2000, payable over 12 months at 5% interest, and (3) a contingent promissory note (the obligations under which have lapsed without payment by the Company). Consequently, the adjusted total cost to the Company of the settlement is $1,774,000, exclusive of interest on the promissory note.

4. The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of March 31, 2000 are as follows:

                YEAR                                AMOUNT
                -----                               ------
                2000 (April 1 - December 31)       304,606
                2001                               435,420
                2002                               417,113
                2003                               412,828
                2004                               399,584
                Thereafter                         734,052
                                               ------------
                  Total                        $ 2,703,603

5. In March 1999, the Company entered into a Finance Agreement (the "Finance Agreement") with Health Holdings and Botanicals, Inc., a majority stockholder of the Company ("Health Holdings"). The Finance Agreement provided that the Company was entitled to borrow up to $1 million at an interest rate of 8% per annum. The Finance Agreement further provided that for each dollar borrowed, the Company would issue a warrant to Health Holdings to purchase three-tenths (0.3) of a share of common stock of the Company at an exercise price of $2.125 per share. As of June 30, 1999, the Company had issued 300,000 warrants under the Finance Agreement prior to the Amendment referred to below. The warrants are exercisable for a period of ten years commencing on the date of grant.

6. In June 1999, the Finance Agreement was amended (the "Amendment") to increase the amount of available borrowings to $1.6 million (also at an interest rate of 8% per annum). The Amendment further provided that for each dollar borrowed over $1 million, the Company would issue a warrant to Health Holdings to purchase one-half (1/2) of a share of common stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 warrants previously issued under the Finance Agreement prior to the Amendment was reset to $1.00 per share. All borrowings under the Finance Agreement were secured by the assets of the Company. All borrowings made prior to June 1, 1999 were due on March 7, 2000; those made after May 31, 1999 were scheduled to be due May 31, 2000. As of December 31,1999, the Company borrowed $1,600,000 under the Finance Agreement and the Amendment and issued a total of 600,000 warrants to Health Holdings. The Company recorded the fair value of the warrants issued as a debt discount and amortized this discount over the life of the debt. The Finance Agreement further provided that at any time upon written notice, Health Holdings may convert any portion of the advances into shares of the Company's common stock at a conversion price equal to the lower of $1.00 per share or the then fair market value of the Company's common stock.

7. In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. Interest only payments are required on a quarterly basis. As of March 31, 2000, the Company has borrowed $3,650,000 under this facility. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock.

8. In March 2000, Health Holdings converted the entire outstanding balance under the Finance Agreement of $1,600,000 plus accrued interest of $23,145 into 1,997,717 shares of restricted common stock of the Company based on the then fair market value of the Company's common stock of $.812. Effective with this conversion, the Finance Agreement terminated and is no longer in effect.

9. On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. Amounts due under the Credit and Security Agreement bear interest at the prime rate plus 1.5%. Borrowings under the Credit and Security Agreement are collateralized by substantially all assets of the Company. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios are met. As of March 31, 2000, the Company borrowed $1,158,446 under the Credit and Security Agreement and based on eligible accounts receivables and inventory the additional availability as of March 31, 2000 is approximately $1,100,000.

10. As part of a restructuring of the Company in 1991, equity holders exchanged their shares for new common stock and Class A and Class B Warrants. The Class A Warrants expired at December 31, 1996. The Class B Warrants allowed for the purchase of one share of common stock for $1.25 per share. Subsequent to December 31, 1999, 588 warrants were exercised. On January 15, 2000, the remaining 324,520 unexercised Class B warrants expired.

11. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

      The Company's reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.

      Operating segment data for the three months ended March 31, 2000 and March 31, 1999 was as follows:

                                                                    Distribution Channels
                                                                    Health Food   Mass Market        Total
                                                                   -------------  -----------     ------------
        Three months ended March 31, 2000
             Sales                                                  $ 2,451,827    $ 934,707      $ 3,386,534
             Cost of Sales                                            1,328,719      512,874        1,841,593
                                                                   -------------   ----------     ------------
                 Gross Profit                                         1,123,108      421,833        1,544,941


        Three months ended March 31, 1999
             Sales                                                  $ 2,291,638    $ 61,170      $ 2.352,808
             Cost of Sales                                            1,350,883      33,746        1,384,629
                                                                   -------------   ----------     ------------
                 Gross Profit                                           940,755      27,424          968,179

      Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three months ended March 31, 2000 and March 31, 1999 is as follows:

                                                                   United States       International       Total
                                                                   -------------       -------------   ------------
          Three months ended March 31, 2000
               Sales                                                $ 3,247,724          $ 138,810     $ 3,386,534
               Cost of Sales                                          1,757,689             83,904       1,841,593
                                                                   -------------       -------------   ------------
                    Gross Profit                                      1,490,035             54,906       1,544,941

                                                                   United States       International       Total
                                                                   -------------       -------------   ------------
        Three months ended March 31, 1999
               Sales                                                $ 2,331,925           $ 20,883     $ 2,352,808
               Cost of Sales                                          1,358,005             26,624       1,384,629
                                                                   -------------       -------------   ------------
                    Gross Profit                                        973,920             (5,741)        968,179

      During the three months ended March 31, 2000 and 1999 one customer which includes six distribution centers accounted for 23.6% and 26.2%, respectively, of total net sales.

12. In 1998, the FASB issued SFAS no. 133: " Accounting for Derivatives and Hedging Activities", which the Company will adopt in fiscal 2001. SFAS No. 133 requires that all derivatives be reported at fair value. Management has not yet determined the impact of the adoption of SFAS No. 133 on the financial statements of the Company.

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

All comparisons below are for the three month period ended March 31, 2000 compared to the three months ended March 31, 1999.

RESULTS OF OPERATIONS

       Total net sales for the three months ended March 31, 2000 increased $1,033,726 or 43.9%% to $3,386,534 from $2,352,808 for the three months ended
March 31 ,1999. Of this amount, domestic sales increased $1,187,160 or 58.6% to $3,211,915 from $2,024,755 for the three months ended March 31, 1999. Kids Plex-tm sales decreased $69,364 or 92.4% to $5,698 from $75,062 for the three months ended March 31, 1999. International sales increased $117,928 or 564% to $138,811 from $20,883 for the three months ended March 31, 1999. Partially offsetting this sales increase in the three months ended March 31, 2000 was the sale in the March 1999 quarter of $148,164 of raw materials to copackers (the "Raw Material Sale") for which there were no comparable sales in the three months ended March 31, 2000. Finally, private label sales for the three months ended March 31, 2000 declined $57,032 to $15,466 from $72,498 for the three months ended March 31, 1999 as the Company continued to deemphasize private label business due to its low profit margins and small volume.

       For the three months ended March 31, 2000, the top 40 customers accounted for $3.1 million or 91% of sales, with 22 health food customers contributing $2.1 million or 60.7% of sales, 16 mass market customers contributing $927,000 or 27.5% of sales, and 2 international customers contributing $99,000 or 2.9% of sales. For the three months ended March 31, 2000, the Company continued its rollout of Naturade Total Soy products, with twelve products comprising the product family contributing $1,249,000 or 37% of sales. Overall, the top 25 products represented $2,207,000 or 65.2% of sales of which twelve protein powder products contributed $898,000 or 26.5% or sales, seven Naturade Total Soy products contributed $1,055,000 or 31.2% of sales, four Aloe Vera products represented $182,000 or 5.4% of sales and two expectorant products represented $72,000 or 2.1% of sales.

       Gross profit as a percentage of sales increased 4.5% to 45.6% of sales for the three months ended March 31, 2000 from 41.1% for the three months ended March 31, 1999. The increase in gross profit for the March 31, 2000 period is due to lower production expenses incurred because of the complete outsourcing of all production by the end of March 2000 and the Raw Material Sale at cost to copackers. Since this sale was at cost, it produced no gross margin and thus distorted the March 1999 quarter gross margin by approximately 2.7%.

       Selling, general and administrative expenses increased $58,831 to $1,953,116 or 57.7% of sales for the three months ended March 31, 2000, from $1,894,285 or 80.5% for the three months ended March 31, 1999. Variable marketing, commissions and freight out costs were $428,638, $142,528 and $214,512 for the three months ended March 31, 2000 compared to $403,935, $99,144 and $160,927 for the three months ended March 31,1999. The increase of $24,703 in variable marketing costs is attributable to costs associated with increased trade promotions. Commissions and freight out costs as a percent of sales were 4.2% and 6.3%, respectively, for the three months ended March 31, 2000 compared to 4.2% and 6.8%, respectively, for the three months ended March 31, 1999. For the three months ended March 31, 2000, these higher variable marketing, commissions and freight-out costs were partially offset by lower general and administrative expenses resulting in a net increase of $59,000 compared to the three months ended March 31, 1999.

       Other operating expense for the three months ended March 31, 1999 consisted of $2,774,000 relating to the PNI Judgment. See Note 3 to the Financial Statements. There was no comparable amount for the three months ended March 31, 2000.

       Interest expense for the three months ended March 31, 2000 increased $181,156 compared to the three months ended March 31, 1999. This increase was due to additional cash interest costs of $30,555 attributable to borrowings under the Credit Agreement and Finance Agreement and non-cash interest costs of $150,601 related to the amortization of the debt discount. See Note 8 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

       The Company used cash of $1,102,726 in operating activities in the three months ended March 31, 2000 compared to $575,615 for operating activities for the three months ended March 31, 1999.

       The Company's working capital increased from ($649,929) at December 31, 1999 to $251,077 at March 31, 2000. This increase was largely due to the conversion of $1.6 million due to Health Holdings into the Company's common stock in March 2000. See Note 8 to the Financial Statements. This increase was offset by the Company's operating losses for the three months ended March 31, 2000.

       Cash used in investment activities during the three month period ended March 31, 2000 was ($19,306) compared to cash provided by investing activities during the three months ended March 31, 1999 of $1,178.

       The Company's cash provided by financing activities was $238,975 for the three month period ended March 31, 2000 compared to cash provided by financing activities of $276,747 for the three month period ended March 31, 1999. The March 31, 2000 amount was the result of an increase in borrowings under the Credit and Security Agreement, the net impact of the conversion of $1.6 million due to Health Holdings into equity and the quarterly repayment under the Settlement Agreement. See Note 3 to the Financial Statements.

RISK FACTORS

       The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein.

       Impact of Government Regulation

       The Company's operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the U.S. Food and Drug Administration (FDA) and Federall Trade Commission (FTC). Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company's products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

       As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act (DSHEA), or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. Such future laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, the imposition of additional recordkeeping requirements, expanded documentation of product efficacy, and expanded or modified labeling and scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

RECENTLY ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

       In 1998, the FASB issued SFAS no. 133: " Accounting for Derivatives and Hedging Activities", which the Company will adopt in fiscal 2001. SFAS No. 133 requires that all derivatives be reported at fair value. Management has not yet determined the impact of the adoption of SFAS No. 133 on the financial statements of the Company.

PART II. Other Information

       ITEM 1. Legal Proceedings

       As previously reported, on March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). The Settlement Agreement provided the Company with a full release of the Judgment and required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, of which $176,667 is outstanding at March 31, 2000, payable over 12 months at 5% interest, and (3) a contingent promissory note (the obligations under which have lapsed resulting in the termination of this note without payment by the Company). Consequently, the adjusted total cost to the Company of the settlement is $1,774,000, exclusive of interest on the promissory note.

       ITEM 2. Changes in Securities

       In March 2000, the Company issued 1,997,717 shares of its common stock to its majority stockholder, Health Holdings, upon conversion of indebtedness owed by the Company to Health Holdings. See Note 8 to Financial Statements. The Company relied on Regulation D and/or Section 4(2) of the Securities Act of 1933 with respect to the securities issuance described in this Item 2.

ITEM 3. Defaults upon Senior Securities

             NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

             NONE

ITEM 5. Other Information

              NONE

ITEM 6. Exhibits & Reports on Form 8-K

     Exhibits
      Number                Description                              Page
     --------               -----------                              ----
       10.1           Amendment No. 2 to Finance Agreement             20

       27             Financial Data Schedule                          21

       Reports on Form 8-K

       On March 3, 2000, the Company filed Form 8-K dated March 1, 2000 relating to the execution by the Company of a Credit and Security Agreement with Wells Fargo Business Credit.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  NATURADE, INC.
                                                    (Registrant)

       DATE:                                      By /s/ Bill D. Stewart
              --------------------                ----------------------------
              May 15, 2000                        Bill D. Stewart
                                                  Chief Executive Officer

       DATE:                                      By /s/Lawrence J. Batina
              --------------------                ----------------------------
              May 15, 2000                        Lawrence J. Batina
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

      Number                Description                                  Page
      10.1       Amendment No. 2 to Finance Agreement                     20

      27         Financial Data Schedule                                  21