Form 10-Q
period 2000-06-30
NATURADE INC
filed 2000-08-14
CIK 797167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000
                                       or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,347,389 shares as of August 1, 2000.


                            Exhibit Index on Page 20

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 2000


                                TABLE OF CONTENTS

                                                                                         PAGE NO.
                                                                                         --------
PART I:           FINANCIAL INFORMATION

      Item 1.         Financial Statements

                      Balance Sheets  at June 30, 2000                                       3
                      (unaudited) and December 31, 1999 (audited)

                      Statements  of  Operations  for the  three  and six  month             4
                      period ended June 30, 2000 (unaudited) and June 30, 1999
                      (unaudited)

                      Statements of Cash Flows for the six month periods ended               5
                      June 30, 2000 (unaudited) and June 30,1999 (unaudited)

                      Notes to Financial Statements                                          6

      Item 2.         Management's Discussion and Analysis of Financial Condition           10
                      and Results of Operations

PART II:          OTHER INFORMATION

      Item 1.         Legal Proceedings                                                     17

      Item 2.         Changes in Securities                                                 17

      Item 3.         Defaults upon Senior Securities                                       17

      Item 4.         Submission of Matters to a Vote of Security Holders                   17

      Item 5.         Other Information                                                     17

      Item 6.         Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                                  19

NATURADE, INC.

BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                    ASSETS
                                                                                 June 30, 2000   December 31, 1999
                                                                                 -------------   -----------------
                                                                                  (Unaudited)        (Audited)
Current assets:
   Cash and cash equivalents                                                          $285,755        $1,056,240
   Accounts receivable, net                                                          1,804,395         1,217,323
   Inventories                                                                       2,088,594         2,225,289
   Prepaid expenses and other current assets                                           521,664           178,603
                                                                                  ------------      ------------
        Total current assets                                                         4,700,408         4,677,455

Property and equipment, net                                                            302,515           326,317
Other assets                                                                            92,014            99,178
                                                                                  ------------      ------------
        Total assets                                                                $5,094,937        $5,102,950
                                                                                  ============      ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
   Accounts payable                                                                 $2,008,074        $2,035,862
   Accrued expenses                                                                    750,836           547,573
   Current portion of long-term debt                                                 2,073,802         2,743,949
                                                                                  ------------      ------------
         Total current liabilities                                                   4,832,712         5,327,384

Long-term debt, less current maturities                                              3,862,347         3,778,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 50,000,000 shares; issued and outstanding, 7,347,389 at June 30, 2000 and
  5,349,084 at December 31, 1999                                                           697               535
Preferred stock, par value $0.0001 per share; authorized, 2,000,000
  shares; issued and outstanding, 1,250,024                                                125               125

Additional paid-in capital                                                          11,311,743         9,688,025
Accumulated deficit                                                                (14,912,687)      (13,691,647)
                                                                                  ------------      ------------
         Total stockholders' deficit                                                (3,600,122)       (4,002,962)
                                                                                  ------------      ------------
         Total liabilities and stockholders' deficit                                $5,094,937        $5,102,950
                                                                                  ============      ============

                 See accompanying notes to financial statements.

NATURADE, INC

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
     AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                          Three Months     Three Months      Six Months       Six Months
                                                             Ended            Ended            Ended             Ended
                                                         June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                          (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
                                                         -------------    -------------    -------------    -------------
Net sales                                                  $3,672,249       $2,781,116       $7,058,783       $5,133,924

Cost of sales                                               1,863,344        1,841,297        3,704,937        3,225,926
                                                          -----------      -----------      -----------      -----------

Gross profit                                                1,808,905          939,819        3,353,846        1,907,998
                                                          -----------      -----------      -----------      -----------

Costs and expenses:
     Selling, general and  administrative expenses          2,125,607        2,046,663        4,078,724        3,940,948
     Depreciation and amortization                             39,984           44,665           82,068           91,445
     Other operating expense                                      -                -                -          2,774,000
                                                          -----------      -----------      -----------      -----------

       Total operating costs and expenses                   2,165,591        2,091,328        4,160,792        6,806,393
                                                          -----------      -----------      -----------      -----------

Operating loss                                               (356,686)      (1,151,509)        (806,946)      (4,898,395)

Other expense:
    Interest expense                                          118,351          134,236          388,757          223,487
    Other expense (income)                                     19,344         (110,651)          24,537         (166,916)
                                                          -----------      -----------      -----------      -----------

Loss before provision for income taxes                       (494,381)      (1,175,094)      (1,220,240)      (4,954,966)

Provision for income taxes                                        -                -                800            2,400
                                                          -----------      -----------      -----------      -----------

Net loss                                                    ($494,381)     ($1,175,094)     ($1,221,040)     ($4,957,366)
                                                          ===========      ===========      ===========      ===========

Basic and Diluted Loss per share                               ($0.07)          ($0.22)          ($0.18)          ($0.93)
                                                          ===========      ===========      ===========      ===========

Weighted Average Number of Shares used in Computation       7,347,389        5,349,084        6,622,897        5,342,942
     of Basic and Diluted Loss per Share                  ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements

NATURADE, INC

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
  ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                                   Six Months Ended     Six Months Ended
                                                                    June 30, 2000         June 30,1999
                                                                   ----------------     -----------------
                                                                      (Unaudited)           (Unaudited)
Cash flows from operating activities:
Net  (loss) income                                                   ($1,221,040)          ($4,957,366)
Adjustments to reconcile net (loss) to
   net cash used in operating activities:
Depreciation and amortization                                             82,068                91,445
Provision for bad debt expense                                          (121,903)              161,517
Provision for excess and obsolete inventories                            (34,916)              214,479
(Gain) on disposition of property and equipment                              -                (331,473)
Writeoff of debt discount                                                174,481                  -
Changes in assets and liabilities:
   Accounts receivable                                                  (465,169)               82,039
   Inventories                                                           171,611              (495,505)
   Prepaid expenses and other current assets                            (382,882)              192,896
   Other assets                                                            7,164                10,441
   Lawsuit judgement payable                                                                 2,774,000
   Accounts payable and accrued expenses                                 175,475               593,443
                                                                     -----------           -----------
          Net cash used in operating activities:                      (1,615,111)           (1,664,084)

Cash flows from investing activities:
Purchase of property and equipment                                       (21,316)             (186,479)
Proceeds from sale of property and equipment                               2,871             2,113,950
                                                                     -----------           -----------
          Net cash (used in) provided by investing activities:           (18,445)            1,927,471

Cash flows from financing activities:
Net borrowings under line of credit                                      990,523               985,719
Payments of long-term debt, including capital lease                     (227,452)           (1,973,087)
Proceeds from issuance of debt  to related party                         100,000                   -
Proceeds from sale of stock                                                  -                  39,853
Proceeds from exercise of stock options/warrants                             -                   1,059
                                                                     -----------           -----------
          Net cash provided by (used in) financing activities:           863,071              (946,456)

Net decrease in cash and cash equivalents                               (770,485)             (683,069)
Cash and cash equivalents, beginning of period                         1,056,240               842,029
                                                                     -----------           -----------
Cash and cash equivalents, end of period                                $285,755              $158,960
                                                                     ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest                                                                $255,946              $186,457
Taxes                                                                       $800                  $800

                 See accompanying notes to financial statements

                                  NATURADE, INC.

                          Notes to Financial Statements

1. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein includes all adjustments necessary for fair presentation of the financial statements. All such adjustments are of a normal recurring nature. These financial statements do not include all disclosures associated with the Company's annual financial statements on Form 10-K and accordingly, should be read in conjunction with such statements.

2. Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at June 30, 2000 and December 31, 1999 consisted of the following:

                                                         June 30, 2000     December 31, 1999
                                                          (Unaudited)           (Audited)
                                                         -------------     -----------------
     Raw Materials                                        $  219,341          $  180,174
     Finished Goods                                        2,428,804           2,639,582
                                                          ----------          ----------

     Subtotal                                              2,648,145           2,819,756
     Less: Reserve for Excess and Obsolete Inventories      (559,551)           (594,467)
                                                          ----------          ----------
                                                          $2,088,594          $2,225,289

3. As previously reported, on March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). The Settlement Agreement provided the Company with a full release of the Judgment and required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, of which $70,667 is outstanding at June 30, 2000, payable over 12 months at 5% interest, and (3) a contingent promissory note (the obligations under which have lapsed without payment by the Company). Consequently, the adjusted total cost to the Company of the settlement is $1,774,000, exclusive of interest on the promissory note.

4. The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of June 30, 2000 are as follows:

            Year                                           Amount
            ----                                           ------
            2000 (July 1 - December 31)                  $221,098
            2001                                          435,420
            2002                                          417,113
            2003                                          412,828
            2004                                          399,584
            Thereafter                                    734,052
                                                       ------------
                 Total                                $ 2,620,095

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

6. In June 1999, the Finance Agreement was amended (the "Amendment") to increase the amount of available borrowings to $1.6 million (also at an interest rate of 8% per annum). The Amendment further provided that for each dollar borrowed over $1 million, the Company would issue a warrant to Health Holdings to purchase one-half (1/2) of a share of common stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 warrants previously issued under the Finance Agreement prior to the Amendment was reset to $1.00 per share. All borrowings under the Finance Agreement were secured by the assets of the Company. All borrowings made prior to June 1, 1999 were due on March 7, 2000; those made after May 31, 1999 were scheduled to be due May 31, 2000. As of December 31, 1999, the Company borrowed $1,600,000 under the Finance Agreement and the Amendment and issued a total of 600,000 warrants to Health Holdings. The Company recorded the fair value of the warrants issued as a debt discount and amortized this discount over the life of the debt. The Finance Agreement further provided that at any time upon written notice, Health Holdings may convert any portion of the advances into shares of the Company's common stock at a conversion price equal to the lower of $1.00 per share or the then fair market value of the Company's common stock.

7. In March 2000, Health Holdings converted the entire outstanding balance under the Finance Agreement of $1,600,000 plus accrued interest of $23,145 into 1,997,717 shares of restricted common stock of the Company based on the then fair market value of the Company's common stock of $.812. Effective with this conversion, the Finance Agreement terminated and is no longer in effect.

8. In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. Interest only payments are required on a quarterly basis. As of June 30, 2000, the Company has borrowed $3,750,000 under this facility. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock.

9. On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. Amounts due under the Credit and Security Agreement bear interest at the prime rate plus 1.5%. Borrowings under the Credit and Security Agreement are collateralized by substantially all assets of the Company. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios are met. As of June 30, 2000, the Company borrowed $1,970,831 under the Credit and Security Agreement and based on eligible accounts receivables and inventory the additional availability as of June 30, 2000 is approximately $700,000. As of June 30, 2000, the Company was not in technical compliance with the minimum net income covenant.

10. As part of a restructuring of the Company in 1991, equity holders exchanged their shares for new common stock and Class A and Class B Warrants. The Class A Warrants expired at December 31, 1996. The Class B Warrants allowed for the purchase of one share of common stock for $1.25 per share.
     In January 2000, 588 warrants were exercised and the remaining 324,520 unexercised Class B warrants expired.

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

     Operating segment data for the three and six months ended June 30, 2000 and June 30, 1999 was as follows:

                                                                       Distribution Channels
                                                                     Health Food   Mass Market    Total
                                                                     -----------   -----------    -----
        Three months ended June 30, 2000
             Sales                                                   $ 2,807,918  $   864,331  $ 3,672,249
             Cost of Sales                                             1,465,433      397,911    1,863,344
                                                                     -----------  -----------  -----------
                    Gross Profit                                       1,342,485      466,420    1,808,905

        Six months ended June 30, 2000
             Sales                                                   $ 5,259,745  $ 1,799,038 $ 7,058,783
             Cost of Sales                                             2,794,152      910,785   3,704,937
                                                                     -----------  -----------  ----------
                    Gross Profit                                       2,465,593      888,253   3,353,846


        Three months ended June 30, 1999
             Sales                                                   $ 2,691,571  $    89,545 $ 2,781,116
             Cost of Sales                                             1,793,579       47,718   1,841,297
                                                                     -----------  -----------  ----------
                    Gross Profit                                         897,992       41,827     939,819

        Six months ended June 30, 1999
             Sales                                                   $ 4,983,209  $   150,715 $ 5,133,924
             Cost of Sales                                             3,144,462       81,464   3,225,926
                                                                     -----------  -----------  ----------
                    Gross Profit                                       1,838,747       69,251   1,907,998

     Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and six months ended June 30, 2000 and June 30, 1999 is as follows:

                                                                   United States  International  Total
                                                                   -------------  -------------  -----
         Three months ended June 30, 2000
               Sales                                                 $ 3,555,143  $   117,106 $ 3,672,249
               Cost of Sales                                           1,794,617       68,727   1,863,344
                                                                     -----------  -----------  -----------
                    Gross Profit                                       1,760,526       48,379   1,808,905

         Six months ended June 30, 2000
               Sales                                                 $ 6,802,867  $   255,916 $ 7,058,783
               Cost of Sales                                           3,552,306      152,631   3,704,937
                                                                     -----------  -----------  -----------
                    Gross Profit                                       3,250,561      103,285   3,353,846

                                                                  United States     International       Total
                                                                  -------------     -------------       -----
        Three months ended June 30, 1999
               Sales                                               $ 2,512,076        $ 269,040      $ 2,781,116
               Cost of Sales                                         1,575,490          265,807        1,841,297
                                                                   -----------      -----------      -----------
                    Gross Profit                                       936,586            3,233          939,819

        Six months ended June 30, 1999
               Sales                                               $ 4,844,001        $ 289,923      $ 5,133,924
               Cost of Sales                                         2,933,495          292,431        3,225,926
                                                                   -----------      -----------      -----------
                    Gross Profit                                     1,910,506           (2,508)       1,907,998


     During the three and six months ended June 30, 2000 one customer which includes six distribution centers accounted for 20.3% and 21.7%, respectively, of total net sales. During the three and six months ended June 30, 1999, this same customer accounted for 27.7% and 27%, respectively, of total net sales.

12. In 1998, the FASB issued SFAS no. 133: " Accounting for Derivatives and Hedging Activities", which the Company will adopt in fiscal 2001. SFAS No. 133 requires that all derivatives be reported at fair value. Management has not yet determined the impact of the adoption of SFAS No. 133 on the financial statements of the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.


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

All comparisons below are for the three and six month period ended June 30, 2000 compared to the three and six months ended June 30, 1999.

RESULTS OF OPERATIONS

     Total net sales for the three months ended June 30, 2000 increased $891,133 or 32% to $3,672,249 from $2,781,116 for the three months ended June 30, 1999. Total net sales for the six months ended June 30, 2000 increased $1,924,859 or 37.5% to $7,058,783 from $5,133,924 for the six months ended June 30, 1999. For the three months ended June 30, 2000, domestic sales increased $1,043,067 or 41.5% to $3,555,143 from $2,512,076 for the three months ended June 30, 1999 and for the six months ended June 30, 2000, increased $1,958,866 or 40.4% to $6,802,867 from $4,844,001 for the six months ended June 30, 1999. For the three months ended June 30, 2000, international sales decreased $151,934 or 56.5% to $117,106 from $269,040 for the three months ended June 30, 1999 and for the six months ended June 30, 2000, decreased $34,007 or 11.7% to $255,916 from $289,923 for the six months ended June 30, 1999.

     For the three months ended June 30, 2000, the top 40 customers accounted for $3.3 million or 89.3% of sales, with 23 health food customers contributing $2.5 million or 68.7% of sales, 15 mass market customers contributing $662,000 or 18% of sales, and two international customers contributing $96,000 or 2.6% of sales. For the three months ended June 30, 2000, the Company continued its rollout of Naturade Total Soy products, with twelve products comprising the product family contributing $1,102,200 or 30% of sales. Overall, the top 25 products represented $2,334,000 or 64% of sales of which thirteen protein powder products contributed $1,011,000 or 27.5% of sales, seven Naturade Total Soy products contributed $983,000 or 26.8% of sales and five Aloe Vera products represented $340,000 or 9.3% of sales.

     Gross profit as a percentage of sales for the three months ended June 30, 2000 increased 15.5% to 49.3% of sales from 33.8% for the three months ended June 30, 1999. Gross profit as a percentage of sales for the six months ended June 30, 2000 increased 10.3% to 47.5% of sales from 37.2% for the six months ended June 30, 1999. The gross profit percentage for the three months ended June 30, 1999 was adversely impacted by a $291,518 inventory write-off for which no such write-off occurred for the three months ended June 30, 2000. In addition to this June 30, 1999 inventory write-off, the gross profit percentage for the six months ended June 30, 1999 was also impacted by the March 1999 sale of $148,164 of raw materials to copackers. Since this sale was at cost, it produced no gross margin, thus lowering the gross margin for the six months ended June 30, 1999.

     Selling, general and administrative expenses for the three months ended June 30, 2000 increased $78,944 to $2,125,607 or 57.9% of sales from
$2,046,663 or 73.6% for the three months ended June 30, 1999. Selling, general and administrative expenses for the six months ended June 30, 2000 increased $137,776 to $4,078,724 or 57.8% of sales from $3,940,948 or 76.8%
for the six months ended June 30, 1999.

     Within selling, general and administrative expenses for the three months ended June 30, 2000, variable marketing, commissions and freight out costs were $605,494, $151,547 and $225,499, respectively, compared to $312,675, $123,748 and $171,566 for the three months ended June 30, 1999. For the six months ended June 30, 2000, variable marketing, commissions and freight out costs were $1,041,526, $294,075 and $440,011, respectively compared to $742,282, $222,892 and $332,493 for the six months ended June 30, 1999. For the six months ended June 30, 2000, the increase of $299,244 in variable marketing costs is attributable to costs associated with increased trade promotions. Commissions and freight out costs as a percent of sales were 4.1% and 6.1%, respectively, for the three months ended June 30, 2000 compared to 4.4% and 6.2%, respectively, for the three months ended June 30, 1999 and 4.2% and 6.2%, respectively, for the six months ended June 30, 2000 compared to 4.3% and 6.5%, respectively, for the six months ended June 30, 1999. For the three and six months ended June 30, 2000, these higher variable marketing, commissions and freight-out costs were partially offset by lower general and administrative expenses resulting in a net selling, general and administrative expense increase of $78,944 and $137,776, respectively, compared to the three and six months ended June 30, 1999.

     Other operating expense for the six months ended June 30, 1999 consisted of $2,774,000 relating to the PNI Judgment. See Note 3 to the Financial Statements. There was no comparable amount for the six months ended June 30, 2000.

     Interest expense for the three months ended June 30, 2000 decreased $15,885 compared to the three months ended June 30, 1999 but increased $165,270 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase was due to additional cash interest costs of $14,669 attributable to borrowings under the Credit Agreement and Finance Agreement and non-cash interest costs of $150,601 related to the amortization of the debt discount. See
Note 7 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $1,615,111 in operating activities in the six months ended June 30, 2000 compared to $1,664,084 for operating activities for the six months ended June 30, 1999.

     The Company's working capital deficit decreased from ($649,929) at December 31, 1999 to ($132,304) at June 30, 2000. This decrease was largely due to the conversion of $1.6 million due to Health Holdings into the Company's common stock in March 2000. See Note 7 to the Financial Statements. This increase was offset by the Company's operating losses for the six months ended June 30, 2000.

        Cash used in investment activities during the six months ended June 30, 2000 was $18,445 compared to cash provided by investing activities during the six months ended June 30, 1999 of $1,927,471.

     The Company's cash provided by financing activities was $863,071 for the six months ended June 30, 2000 compared to cash used in financing activities of $946,456 for the six months ended June 30, 1999. The June 30, 2000 amount was the result of an increase in borrowings under the Credit and Security Agreement and borrowings under the Credit Agreement and the monthly repayment under the Settlement Agreement. See Note 3 to the Financial Statements.

     As of June 30, 2000, the Company was not in technical compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo Business Credit requiring that the net income of the Company as of June 30, 2000 exceed ($900,000). The Company has notified Wells Fargo Business Credit of the foregoing and is in discussions with Wells Fargo Business Credit regarding a potential waiver of this covenant. However, there can be no assurance that the Company will be successful in having this covenant waived. In such event, Wells Fargo Business Credit would be entitled to exercise certain remedies under the Credit and Security Agreement including termination of this agreement.

RISK FACTORS

     The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein.

     Dependence on Current and Ongoing Financing

     The Company's success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. Currently, the Company is not in technical compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo Business Credit which, if not waived by Wells Fargo Business Credit, could result in termination of this agreement. See "Management's Discussion and Analysis of Financing Condition and Results of Operations - Liquidity and Capital Resources." Although the Company is seeking additional third party financing, no assurance can be given that the Company will have access to additional funds or, if funds can be obtained, that the terms on which they can be obtained will be satisfactory. In such event, the Company's business and results of operations, and its ability to continue as a going concern, will be materially adversely affected. See Financial Statement to the Company's Form 10-K for the fiscal year ended December 31, 1999, Note 1 - Going Concern.

     Impact of Government Regulation

     The Company's operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the U.S. Food and Drug Administration (FDA) and Federal Trade Commission (FTC). Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company's products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on its consolidated financial position or results of operations.

PART II. Other Information

  ITEM 1. Legal Proceedings

     As previously reported, on March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). The Settlement Agreement provided the Company with a full release of the Judgment and required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, of which $70,667 is outstanding at June 30, 2000, payable over 12 months at 5% interest, and (3) a contingent promissory note (the obligations under which have lapsed resulting in the termination of this note without payment by the Company). Consequently, the adjusted total cost to the Company of the settlement is $1,774,000, exclusive of interest on the promissory note.

  ITEM 2. Changes in Securities

             NONE

 ITEM 3. Defaults upon Senior Securities

             NONE

 ITEM 4. Submission of Matters to a Vote of Security Holders

             NONE

 ITEM 5. Other Information

             NONE

 ITEM 6. Exhibits & Reports on Form 8-K

        Exhibits
         Number                Description                               Page
         ------                -----------                               ----

         10.25           Industrial Lease dated as of
                         December 23, 1998 between the
                         Company and The Irvine Company                   21

          27             Financial Data Schedule                          22

     Reports on Form 8-K

             NONE

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

                                                   NATURADE, INC.
                                                   --------------
                                                    (Registrant)

       DATE:  August 14, 2000                      By /s/ Bill D. Stewart
                                                   -----------------------------
                                                   Bill D. Stewart
                                                   Chief Executive Officer

       DATE:  August 14, 2000                      By /s/Lawrence J. Batina
                                                   -----------------------------
                                                   Lawrence J. Batina
                                                   Chief Financial Officer

                           EXHIBIT INDEX



         Number             Description                     Page

         10.25     Industrial Lease dated as of
                   December 23, 1998 between the
                   Company and The Irvine Company            21

          27       Financial Data Schedule                   22