Form 10-Q
period 2000-09-30
NATURADE INC
filed 2000-11-14
CIK 797167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

 (Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended September 30, 2000
                                       or
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  _______________ to ________________

                        Commission File Number 33-7106-A

                                 NATURADE, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                                    --------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   23-2442709
                                   ----------
                               (I. R. S. Employer
                               Identification No.)

                   14370 MYFORD RD., IRVINE, CALIFORNIA 92606
                   ------------------------------------------
                    (Address of principal executive offices)

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
Yes    X       No
   ---------     --------

      Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,347,389 shares as of November 1, 2000.

                            Exhibit Index on Page 21

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 2000



                                TABLE OF CONTENTS

                                                                                          PAGE NO.
PART I:     FINANCIAL INFORMATION
   Item 1.     Financial Statements

               Balance Sheets  at September 30, 2000                                          3
               (unaudited) and December 31, 1999

               Statements  of  Operations  for the three and nine month  periods              4
               ended September  30, 2000  (unaudited)  and  September 30, 1999
               (unaudited)

               Statements  of Cash  Flows  for the nine  month  periods  ended                5
               September 30, 2000 (unaudited) and September 30, 1999 (unaudited)

               Notes to Financial Statements                                                  6

   Item 2.     Management's Discussion and Analysis of Financial Condition                   11
               and Results of Operations

PART II:    OTHER INFORMATION

   Item 1.     Legal Proceedings                                                             19

   Item 2.     Changes in Securities                                                         19

   Item 3.     Defaults upon Senior Securitie                                                19

   Item 4.     Submission of Matters to a Vote of Security Holders                           19

   Item 5.     Other Information                                                             20

   Item 6.     Exhibits and Reports on Form8-K                                               20

SIGNATURES                                                                                   21

NATURADE, INC.

BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                   ASSETS
                                                             September 30, 2000    December 31, 1999
                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                        $107,557         $1,056,240
   Accounts receivable, net                                        1,682,090          1,217,323
   Inventories                                                     1,929,140          2,225,289
   Prepaid expenses and other current assets                         329,807            178,603
                                                                  ----------         ----------
                   Total current assets                            4,048,594          4,677,455

Property and equipment, net                                          281,917            326,317
Other assets                                                          87,851             99,178
                                                                  ----------         ----------
                   Total assets                                   $4,418,362         $5,102,950
                                                                  ==========         ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
   Accounts payable                                               $1,626,349         $2,035,862
   Accrued expenses                                                  676,499            547,573
   Current portion of long-term debt                               1,531,951          2,743,949
                                                                  ----------        -----------
                   Total current liabilities                       3,834,799          5,327,384

Long-term debt, less current maturities                            4,704,254          3,778,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 50,000,000 shares; issued and outstanding, 7,347,389 at September 30, 2000
  and 5,349,084 at December 31, 1999                                     697                535
Preferred stock, par value $0.0001 per share; authorized, 2,000,000
  shares; issued and outstanding, 1,250,024                              125                125

Additional paid-in capital                                        11,311,743          9,688,025
Accumulated deficit                                              (15,433,256)       (13,691,647)
                                                                  -----------       ------------
                   Total stockholders' deficit                    (4,120,691)        (4,002,962)
                                                                  -----------       -----------
                   Total liabilities and stockholders' deficit    $4,418,362         $5,102,950
                                                                  ===========       ===========

                 See accompanying notes to financial statements.

NATURADE, INC

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
   AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                        Three Months         Three Months      Nine Months          Nine Months
                                                           Ended               Ended              Ended                Ended
                                                     September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
                                                        (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Net sales                                              $  3,839,867        $  3,298,259        $ 10,898,650        $  8,432,184

Cost of sales                                             2,084,990           1,874,417           5,789,927           5,100,343
                                                       ------------        ------------        ------------        ------------

Gross profit                                              1,754,877           1,423,842           5,108,723           3,331,841
                                                       ------------        ------------        ------------        ------------

Costs and expenses:
 Selling, general and administrative expenses             2,105,350           2,022,637           6,184,074           5,963,585
 Depreciation and amortization                               40,508               3,093             122,576              94,538
 Other operating expense (income)                                 -              (7,494)                  -           2,766,506
                                                       ------------        ------------        ------------        ------------

 Total operating costs and expenses                       2,145,858           2,018,236           6,306,650           8,824,629
                                                       ------------        ------------        ------------        ------------

Operating loss                                             (390,981)           (594,394)         (1,197,927)         (5,492,788)

Other expense:
 Interest expense                                           131,261           1,412,723             520,018           1,636,209
 Other expense (income)                                      (1,673)             72,951              22,864             (93,965)
                                                       ------------        ------------        ------------        ------------

Loss before provision for income taxes                     (520,569)         (2,080,068)         (1,740,809)         (7,035,032)

Provision for income taxes                                        -                 537                 800               2,937
                                                       ------------        ------------        ------------        ------------

Net loss                                               ($   520,569)       ($ 2,080,605)       ($ 1,741,609)       ($ 7,037,969)
                                                       ============        ============        ============        ============

Basic and Diluted Loss per share                       ($      0.07)       ($      0.39)       ($      0.25)       ($      1.32)
                                                       ============        ============        ============        ============

Weighted Average Number of Shares used in Computation     7,347,389           5,349,084           6,864,394           5,345,012
of Basic and Diluted Loss per Share                    ============        ============        ============        ============

                 See accompanying notes to financial statements

NATURADE, INC

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                                                Nine Months Ended        Nine Months Ended
                                                                September 30, 2000       September 30,1999
                                                                   (Unaudited)             (Unaudited)
Cash flows from operating activities:
   Net loss                                                        ($1,741,609)            ($7,037,969)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization                                 122,576                  94,538
         Provision for bad debt expense                               (187,177)                202,293
         Provision for excess and obsolete inventories                  29,527                 367,750
         (Gain) on disposition of property and equipment                     -                (146,757)
         Writeoff of intangible assets                                                         992,506
         Writeoff of debt discount                                     174,481                       -
         Issuance of warrants                                                                1,288,115
         Legal settlement payable under terms of a note                                        424,000
         Changes in assets and liabilities:
            Accounts receivable                                       (277,590)               (293,960)
            Inventories                                                266,622                (894,225)
            Prepaid expenses and other current assets                 (211,622)                114,581
            Other assets                                                11,327                  12,815
            Refundable income taxes                                                            163,416
            Accounts payable and accrued expenses                     (280,587)                542,666
                                                                    -----------             ----------
              Net cash used in operating activities:                (2,094,052)             (4,170,231)

Cash flows from investing activities:
         Purchase of property and equipment                            (21,316)               (186,479)
         Proceeds from sale of property and equipment                    3,558                 538,307
                                                                    ----------              ----------
              Net cash (used in) provided by investing activities:     (17,758)                351,828

Cash flows from financing activities:
         Net borrowings under line of credit (payments)                519,402                (469,692)
         Payments of long-term debt, including capital lease          (306,275)                (35,333)
         Proceeds from issuance of debt  to related party              950,000               4,600,000
         Proceeds from sale of stock                                                            38,800
         Proceeds from exercise of stock options/warrants                   -                    1,059
                                                                    ----------              ----------
              Net cash provided by financing activities:             1,163,127               4,134,834

Net increase (decrease) in cash and cash equivalents                  (948,683)                316,431
Cash and cash equivalents, beginning of period                       1,056,240                 842,029
                                                                    ----------              ----------
Cash and cash equivalents, end of period                              $107,557              $1,158,460
                                                                    ==========              ==========

Supplemental  Disclosures of Cash Flow  Information
       Cash paid during the period for:
          Interest                                                    $255,946                $242,275
          Taxes                                                           $800                  $2,937

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

2. Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 2000 and December 31, 1999 consisted of the following:

                                               September 30, 2000   December 31, 1999
                                                    (Unaudited)
                                                     ---------           ---------
Raw Materials                                         $245,837           $ 180,174
Finished Goods                                       2,307,297           2,639,582
                                                     ---------           ---------

Subtotal                                             2,553,134           2,819,756
Less: Reserve for Excess and Obsolete Inventories     (623,994)           (594,467)
                                                     ---------           ---------
                                                   $ 1,929,140         $ 2,225,289

3. As previously reported, on March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). The Settlement Agreement provided the Company with a full release of the Judgment and required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, payable over 12 months at 5% interest, which has been completely paid off by September 30, 2000, and (3) a contingent promissory note (the obligations under which have lapsed without payment by the Company). Consequently, the adjusted total cost to the Company of the settlement is $1,774,000, exclusive of interest on the promissory note.

4. The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of September 30, 2000 are as follows:

        YEAR                              AMOUNT
        -----                             -------
        2000 (October 1 - December 31)    107,353
        2001                              454,054
        2002                              432,795
        2003                              428,510
        2004                              415,266
        Thereafter                        743,072
                                      -----------
                 Total                $ 2,581,050

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

6. In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. Interest only payments are required on a quarterly basis. As of September 30, 2000, the Company has borrowed $4,000,000 under this facility. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock. On October 1, 2000, Health Holdings agreed to convert the interest earned from April 1 to September 30, 2000 of $153, 788 to the outstanding principal amount as a payment-in-kind (PIK). With this PIK amount added to the original September 30, 2000 borrowings of $4M, the October 1, 2000 borrowings total $4,153,788.

7. In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender
     Group"). The Loan Agreement allows for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with a due date of August 31, 2003. Interest only payments are required on a quarterly basis. As of September 30, 2000, the Company has borrowed $600,000 under this facility. The Loan Agreement further provides that the Lender Group may convert all or any part of the Loan Advances into shares of the Company's common stock at a conversion price equal to the lower of (a) the average closing bid of the Company's common stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company's common stock for the ten trading days prior to the date of receipt of notice of conversion.

8. On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit (Wells Fargo) that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. Amounts due under the Credit and Security Agreement bear interest at the prime rate plus 1.5%. Borrowings under the Credit and Security Agreement are collateralized by substantially all assets of the Company. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios are met. As of September 30, 2000, the Company borrowed $1,499,710 under the Credit and Security Agreement. As of June 30, 2000, the Company was not in technical compliance with the minimum net income covenant. On October 23, 2000, Wells Fargo waived their default rights as of June 30, 2000 with respect to the breach of the minimum net income covenant. As of September 30, 2000, the Company was also not in technical compliance with the minimum net income covenant as its net income for the nine months ended September 30, 2000 was $816,609 below the net income required by such covenant.

     The Company is pursuing a waiver from Wells Fargo similar to the one received for the June 30, 2000 period.

9. As part of a restructuring of the Company in 1991, equity holders exchanged their shares for new common stock and Class A and Class B Warrants. The Class A Warrants expired at December 31, 1996. The Class B Warrants allowed for the purchase of one share of common stock for $1.25 per share. In January 2000, 588 warrants were exercised and the remaining 324,520 unexercised Class B warrants expired.

10. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

     The Company's reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.

     Operating segment data for the three and nine months ended September 30, 2000 and September 30, 1999 was as follows:

                                             Distribution Channels
                                          Health Food     Mass Market        Total
                                          -----------     -----------     -----------
Three months ended September 30, 2000
  Sales                                   $ 2,621,168     $ 1,218,699     $ 3,839,867
  Cost of Sales                             1,476,176         608,814       2,084,990
                                          -----------     -----------     -----------
        Gross Profit                        1,144,992         609,885       1,754,877

Nine months ended September 30, 2000
  Sales                                   $ 7,880,913     $ 3,017,737     $10,898,650
  Cost of Sales                             4,270,329       1,519,598       5,789,927
                                          -----------     -----------     -----------
        Gross Profit                        3,610,584       1,498,139       5,108,723


Three months ended September 30, 1999
  Sales                                   $ 2,965,298     $   332,961     $ 3,298,259
  Cost of Sales                             1,739,681         134,736       1,874,417
                                          -----------     -----------     -----------
        Gross Profit                        1,225,617         198,225       1,423,842

Nine months ended September 30, 1999
  Sales                                   $ 7,945,186     $   486,998     $ 8,432,184
  Cost of Sales                             4,889,165         211,178       5,100,343
                                          -----------     -----------     -----------
        Gross Profit                        3,056,021         275,820       3,331,841

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and nine months ended September 30, 2000 and September 30, 1999 is as follows:

                                         United States    International        Total
                                         -------------     -----------      -----------
     Three months ended September 30, 2000
       Sales                              $ 3,733,721      $   106,146      $ 3,839,867
       Cost of Sales                        2,015,909           69,081        2,084,990
                                         ------------      -----------      -----------
          Gross Profit                      1,717,812           37,065        1,754,877

     Nine months ended September 30, 2000
       Sales                              $10,536,588      $   362,062      $10,898,650
       Cost of Sales                        5,568,216          221,711        5,789,927
                                          -----------      -----------      -----------
          Gross Profit                      4,968,372          140,351        5,108,723


                                         United States    International        Total
                                         -------------     -----------      -----------
     Three months ended September 30, 1999
       Sales                              $3,164,627          $133,632      $ 3,298,259
       Cost of Sales                       1,780,652            93,765        1,874,417
                                          ----------       -----------      -----------
          Gross Profit                     1,383,975            39,867        1,423,842

     Nine months ended September 30, 1999
       Sales                             $ 8,009,521          $422,663      $ 8,432,184
       Cost of Sales                       4,688,359           411,984        5,100,343
                                          ----------       -----------      -----------
          Gross Profit                     3,321,162            10,679        3,331,841

During the three and nine months ended September 30, 2000 one customer which includes six distribution centers accounted for 23.7% and 22.5%, respectively, of total net sales. During the three and nine months ended September 30, 1999, this same customer accounted for 23.7% and 25.7%, respectively, of total net sales.

12. In 1998, the FASB issued SFAS no. 133: " Accounting for Derivatives and Hedging Activities", which the Company will adopt in fiscal 2001. SFAS No. 133 requires that all derivatives be reported at fair value. Management has not yet determined the impact of the adoption of SFAS No. 133 on the financial statements of the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 is required by the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for the purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

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

All comparisons below are for the three and nine month period ended September 30, 2000 compared to the three and nine months ended September 30, 1999.

RESULTS OF OPERATIONS

     Total net sales for the three months ended September 30, 2000 increased $541,608 or 16% to $3,839,867 from $3,298,259 for the three months ended
September 30, 1999. Total net sales for the nine months ended September 30, 2000 increased $2,466,466 or 29.3% to $10,898,650 from $8,432,184 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, domestic sales increased $569,094 or 18% to $3,733,721 from $3,164,627 for the three months ended September 30, 1999 and for the nine months ended September 30, 2000, increased $2,527,067 or 31.6% to $10,536,588 from $8,009,521 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, international sales decreased $27,477 or 20.6% to $106,146 from $133,623 for the three months ended September 30, 1999 and for the nine months ended September 30, 2000, decreased $60,601 or 14.3% to $362,062 from $422,663 for the nine months ended September 30, 1999.

     For the three months ended September 30, 2000, the top 40 customers accounted for $3.5 million or 92.1% of sales, with 25 health food customers contributing $2.4 million or 63.5% of sales, 13 mass market customers contributing $1.1 million or 28.9% of sales, and two international customers contributing $49,000 or 1.3% of sales. For the three months ended September 30, 2000, the Company continued its rollout of Naturade Total Soy products, with twelve powder products contributing $1.1 million or 30% of sales. During the quarter, the Company launched the Naturade Total Soy Bars which contributed $101,700 or 2.7%. Overall, the top 25 products represented $2,118,000 or 55% of sales with thirteen protein powders contributing $961,000 or 25% of sales, seven Naturade Total Soy products contributing $917,000 or 24% of sales and five Aloe Vera products representing $240,000 or 6% of sales.

     Gross profit as a percentage of sales for the three months ended September 30, 2000 increased 2.5% to 45.7% of sales from 43.2% for the three months ended September 30, 1999. Gross profit as a percentage of sales for the nine months ended September 30, 2000 increased 7.4% to 46.9% of sales from 39.5% for the nine months ended September 30, 1999. The gross profit percentage for the three months ended September 30, 1999 was adversely impacted by a $160,000 inventory reserve while the three months ended September 30, 2000 was adversely impacted by a $70,000 inventory reserve. Additionally, the gross profit percentage for the nine months ended September 30, 1999 was also impacted by the March 1999 sale of $148,164 of raw materials to copackers. Since this sale was at cost, it produced no gross margin, thus lowering the gross margin for the nine months ended September 30, 1999.

     Selling, general and administrative expenses for the three months ended September 30, 2000 increased $82,713 to $2,105,350 or 54.8% of sales from $2,022,637 or 61.3% for the three months ended September 30, 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased $220,489 to $6,184,074 or 56.7% of sales from $5,963,585 or 70.7% for the nine months ended September 30, 1999.

     Within selling, general and administrative expenses, for the three months ended September 30, 2000, variable marketing, commissions and freight out costs were $493,568, $136,239 and $216,721, respectively, compared to $507,389,
$148,029 and $161,822 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, variable marketing, commissions and freight out costs were $1,535,094, $430,314 and $656,732, respectively compared to $1,249,671, $370,921 and $494,315 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, the increase of $285,423 in variable marketing costs is attributable to costs associated with increased trade promotions. Commissions and freight out costs as a percent of sales were 3.5% and 5.6%, respectively, for the three months ended September 30, 2000 compared to 4.5% and 4.9%, respectively, for the three months ended September 30, 1999 and 3.9 and 6.0%, respectively, for the nine months ended September 30, 2000 compared to 4.4% and 5.9%, respectively, for the nine months ended September 30, 1999. For the three and nine months ended September 30, 2000, these higher variable marketing, commissions and freight-out costs were partially offset by lower general and administrative expenses resulting in a net selling, general and administrative expense increase of $82,713 and $220,489, respectively, compared to the three and nine months ended September 30, 1999.

     Other operating expense for the three months ended September 30, 1999 consisted of the write off of $992,506 of intangible assets related to the acquisition of the Performance Nutrition assets in 1997 and a $1,000,000 reversal relating to the PNI Judgment. Other operating expense for the nine months ended September 30, 1999 consisted of the same write off of $992,506 of intangible assets and a net $1,774,000 relating to the PNI Judgment. See Note 3 to the Financial Statements. There was no comparable amount for the nine months ended September 30, 2000.

     Interest expense for the three months ended September 30, 2000 decreased $1,281,462 compared to the three months ended September 30, 1999 and decreased $1,116,192 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This decrease was due primarily to the granting of warrants and the issuance of debt with a beneficial conversion feature in 1999 for which there is no comparable activity in Yr 2000. See Notes 5 and 6 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of $2,094,052 in operating activities in the nine months ended September 30, 2000 compared to $4,170,231 for operating activities for the nine months ended September 30, 1999.

     The Company's working capital increased from a deficit of ($649,929) at December 31, 1999 to $213,795 at September 30, 2000. This increase was largely due to the conversion of $1.6 million due to Health Holdings into the Company's common stock in March 2000. See Note 5 to the Financial Statements. This increase was offset by the Company's operating losses for the nine months ended September 30, 2000.

     Cash used in investment activities during the nine months ended September 30, 2000 was $17,758 compared to cash provided by investing activities during the nine months ended September 30, 1999 of $351,828.

     The Company's cash provided by financing activities was $1,163,127 for the nine months ended September 30, 2000 compared to cash provided in financing activities of $4,134,434 for the nine months ended September 30, 1999. The September 30, 2000 amount was the result of an increase in borrowings under the Credit and Security Agreement, borrowings under the Credit Agreement, borrowings under the Loan Agreement and the final repayment under the Settlement Agreement. See Notes 3, 6, 7 and 8 to the Financial Statements.

     As of June 30, 2000, the Company was not in technical compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo. On October 23, 2000, Wells Fargo waived their default rights as of June 30, 2000 with respect to the breach of the minimum net income covenant. As of September 30, 2000, the Company was also not in technical compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo requiring that the net loss of the Company for the nine months ended September 30, 2000 not exceed $925,000. The Company has notified Wells Fargo of the foregoing and is in discussions with Wells Fargo regarding a potential waiver of this covenant. However, there can be no assurance that the Company will be successful in having this covenant waived. In such event, Wells Fargo would be entitled to exercise certain remedies under the Credit and Security Agreement including termination of this agreement.

     The Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations during the next twelve months provided that Wells Fargo does not exercise its right to terminate, or demand immediate payment of all amounts outstanding under, the Credit and Security Agreement. However, the Company may seek to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

RISK FACTORS

     The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein.

     Dependence on Current and Ongoing Financing

     The Company's success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. Currently, the Company is not in technical compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo Business Credit which, if not waived by Wells Fargo Business Credit, could result in termination of this agreement. See "Management's Discussion and Analysis of Financing Condition and Results of Operations - Liquidity and Capital Resources." Although the Company is seeking additional third party financing, no assurance can be given that the Company will have access to additional funds or, if funds can be obtained, that the terms on which they can be obtained will be satisfactory. In such event, the Company's business and results of operations, and its ability to continue as a going concern, will be materially adversely affected. See Financial Statements to the Company's Form 10-K for the fiscal year ended December 31, 1999, Note 1 - Going Concern.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 is required by the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for the purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

PART II. Other Information

     ITEM 1. Legal Proceedings

       As previously reported, on March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). The Settlement Agreement provided the Company with a full release of the Judgment and required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, of which $0 is outstanding at September 30, 2000, payable over 12 months at 5% interest, and (3) a contingent promissory note (the obligations under which have lapsed resulting in the termination of this note without payment by the Company). Consequently, the adjusted total cost to the Company of the settlement is $1,774,000, exclusive of interest on the promissory note.

     ITEM 2. Changes in Securities

          NONE

 ITEM 3. Defaults upon Senior Securities

          As of June 30, 2000, the Company was not in technical compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo. On October 23, 2000, Wells Fargo waived their default rights as of June 30, 2000 with respect to the breach of the minimum net income covenant. As of September 30, 2000, the Company was also not in technical compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo requiring that the net loss of the Company for the nine months ended September 30, 2000 not exceed $925,000. The Company has notified Wells Fargo of the foregoing and is in discussions with Wells Fargo regarding a potential waiver of this covenant. However, there can be no assurance that the Company will be successful in having this covenant waived. In such event, Wells Fargo would be entitled to exercise certain remedies under the Credit and Security Agreement including termination of this agreement.

 ITEM 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on July 31, 2000, the following proposals were adopted by the margins indicated:

          1. To elect a Board of Directors to hold office until their successors are elected and qualified:

                                         Number of Shares
                                    For        Against    Abstain
Lionel P. Boissiere, Jr.          6,521,384      847      16,122
William B. Doyle, Jr.             6,521,384      847      16,122
Derek Hall                        6,521,384      847      16,122
Bill D. Stewart                   6,521,384      847      16,122
David Weil                        6,521,384      847      16,122

          2. To approve an amendment of the 1998 Incentive Stock Option Plan increasing from 575,000 to 850,000 the number of shares of the Company's Common Stock which may be subject to awards granted pursuant thereto:

          For                   6,509,884
          Against                  18,325
          Abstain                   1,111


 ITEM 5. Other Information

          NONE


 ITEM 6. Exhibits & Reports on Form 8-K

       Exhibits
        Number           Description                       Page
        ------           -----------                       ----

          27            Financial Data Schedule              23

          Reports on Form 8-K

            NONE

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                        NATURADE, INC.
                                                        -----------------------
                                                        (Registrant)

   DATE:  November 14, 2000                             By /s/ Bill D. Stewart
                                                        ------------------------
                                                        Bill D. Stewart
                                                        Chief Executive Officer

   DATE:  November 14, 2000                             By /s/Lawrence J. Batina
                                                        ------------------------
                                                        Lawrence J. Batina
                                                        Chief Financial Officer

                                  EXHIBIT INDEX



    Number         Description                                          Page

      27      Financial Data Schedule                                    23