Form 10-K405
period 2000-12-31
NATURADE INC
filed 2001-04-02
CIK 797167

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                        Commission File Number: 33-7106-A

                                 NATURADE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                              23-2442709
         (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

                14370 MYFORD ROAD, IRVINE, CA               92606
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 573-4800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                         COMMON STOCK, $0.0001 PAR VALUE

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                 -----     ------

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          As of March 23, 2001, 7,347,389 shares of the registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates as of that date was $904,959 based on the average of the bid and asked price on that date.

                            Exhibit Index on Page 67

                                 NATURADE, INC.
                                TABLE OF CONTENTS

PART I

ITEM 1.     BUSINESS

ITEM 2.     PROPERTIES

ITEM 3.     LEGAL PROCEEDINGS

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

ITEM 6.     SELECTED FINANCIAL DATA

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
            RISK

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

PART I

ITEM 1.           BUSINESS

General

          Naturade, Inc. a Delaware corporation incorporated in 1986 (the "Company" or "Naturade"), is a branded nutraceuticals marketing company focused on high growth potential niche products and differentiating itself from broad line dietary supplement manufacturers. The Company is committed to marketing innovative natural products that actively nourish and improve the health and well being of consumers. The Company's products are sold in supermarkets (e.g., Kroger and Albertson's), drug stores (e.g., CVS and Rite-Aid), mass merchants (e.g., Wal*Mart and K-Mart), club stores (e.g., Sam's Clubs and Costco), and health food stores (e.g., Whole Foods and Wild Oats). The Company collectively refers to the supermarket/drug/mass/club channel as the mass market channel. The Company is well known in the health food distribution channel for its 50 years of leadership in soy protein products and for its 20 years of success in aloe vera products. In 1999, Naturade entered the mass market channel with a new meal replacement product, Naturade Total Soy. By the end of 2000, Naturade had become the number one brand in the mass market channel with a 43% share among the three major competitors (as reported by Information Resources, Inc (IRI), a market research firm which compiles syndicated data based on actual cash register scanned sales) and distribution in over 28,000 supermarkets, health food, drug and mass merchandise stores. Naturade products are sold to both the health food and mass market channels through a direct sales force, augmented by independent brokers. Health food sales are primarily through distributors, while most mass sales are direct to retailers.

          In March 1998, a new investor group brought in Chief Executive Officer (CEO) Bill Stewart, a strong consumer products-oriented leader, to re-invent Naturade as a multi-channel company that could compete effectively in both the health food and mass market. As CEO, Mr. Stewart surrounded himself with a seasoned management team, several of whom had worked together with Bill for over ten years at a major consumer packaged goods company. Under his direction, the Company has invested over $8 million in restructuring, legal settlement and other charges during 1998 and 1999 to build a solid platform for growth.

         In October 1999, the U.S. Food & Drug Administration (FDA) authorized a heart health claim for soy protein that allows certain products to claim on their label that: "25 GRAMS OF SOY PROTEIN DAILY, IN A DIET LOW IN SATURATED FAT AND CHOLESTEROL, MAY REDUCE THE RISK OF HEART DISEASE." Naturade began shipping products that prominently featured this claim on the first day allowed by the FDA and believes that it has materially benefited from the FDA decision through increased shelf distribution and increased consumer product sampling. Naturade currently markets 35 different products featuring this claim, including its largest brand, Naturade Total Soy(TM).

          In fiscal 2000, the Company continued the restructuring started under new management by establishing a $3 million, three year line of credit with a major asset-based lender, expanding into 28,000 store outlets, growing sales into the health food market, launching Naturade Total Soy product line extensions in bars and new soy protein powders, tightening controls over fixed and variable costs and improving its computer information systems. In the fourth quarter of 2000, the Company began shipping its new Ready-to-Drink product line extension of Naturade Total Soy targeting the $1.1 billion meal replacement category.

Financial Information About Industry Segments

          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Commencing in January 1999, the Company's reportable operating segments include health food and mass market distribution channels. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. The financial information for the Company is presented in the financial statements accompanying this report.

Strategy

          Naturade is a branded nutraceuticals marketing company that differentiates itself from broad line dietary supplement manufacturers by focusing on high growth categories with natural products backed by strong scientific support. The Company intends to capitalize on its 50-year history as a leader in soy protein products and the long term potential that has been established for soy protein through 20 years of clinical testing. Naturade's traditional market strength has been in sales of branded products to independent health food stores and natural supermarkets, including Whole Foods, Wild Oats, Vitamin Shoppe and Mother's Market. The Company holds a 50% market share in protein powders sold through all the major health food distributors, including Tree of Life, UNFI and Nature's Best. Following the March 1999 introduction of Naturade Total Soy, Naturade's soy protein products have quickly grown to the leading market position with a 45% share among the top three brands in the mass market. The Company intends to maintain its leadership position with innovative product line extensions. In the fourth quarter of 2000, the Company began shipping its Ready-to-Drink products into the health food and mass market channels.

Products

         Naturade markets innovative natural products that nourish and improve the health and well being of consumers. Approximately 63% of Naturade's sales in fiscal 2000 are derived from protein powders, of which 81% are soy protein based products.

                    Naturade Total Soy Products

          At the forefront of the Company's product line is Naturade Total Soy, a full line of nutritionally complete meal replacements that make it easy to get 25 grams of soy protein daily by offering a variety of great-tasting products with high concentrations of soy protein. These products include Shake Mix Powder, Calcium 1000, Nutrition Bar and Ready-to-Drink.

                   Naturade Soy Protein Booster Products

          First introduced in 1950, Naturade soy protein booster products are meal supplements which allow consumers to add protein to drinks and foods they already prepare at home. These brands include Naturade 100% Soy(TM), Naturade Veg(TM) and Naturade N-R-G(TM). In all, Naturade offers 35 different soy protein products that meet the requirements of the FDA heart health claim. In addition, the Company offers a broad selection of products based on alternate protein sources, including Naturade 100% Whey(TM), Naturade Soy-Free Veg(TM), Naturade Milk & Egg(TM) and a complete line of sports nutrition products.

                    Aloe Vera Brand

         The Company's aloe vera lines include Aloe Vera 80(R) health & beauty care, aloe vera juice and a line of concentrated aloe gel dietary supplements. Naturade Stomach Formula is a best seller through health food distributors and the leading item in the Naturade aloe vera gel drink line. Unlike most competitive juice products, Naturade Aloe Gel Drinks are concentrated with more than 100% active solids per serving (less water). The Aloe Vera 80 brand is the only complete aloe vera-based line available in retail stores.

          Market Segmentation

          Naturade is the top soy protein powder company in the health food distribution channel. The Company dominates the protein powder category with eight of the top ten stock keeping units (SKUs) and a 50% share of the market based on bi-monthly SPINS Distributor Information, the independent source for syndicated sales data through health food distributors. Its soy protein-based revenues grew 37% last year. In addition, the Company's aloe vera based brands are among the market leaders sold through health food distributors in both health & beauty care and in aloe drinks & juices.

          In under a year, the Company achieved the leading soy protein position in the mass channel, with a 45% market share as measured by IRI. By December 31, 2000, the Company had received authorization for distribution in approximately 28,000 store outlets. Naturade has captured placement in major mass retailers including Wal*Mart, Kmart, Kroger, Albertson's, Costco, CVS, Sam's Clubs, Safeway, Rite Aid and Eckerd Drugs. In addition, the Company has placed product through all the top mass drug distributors, including Cardinal, McKesson HBOC and Bergen Brunswig.

          Product Line Extension

          In 2000, the Company introduced Naturade Total Soy Calcium 1000, a line extension of its successful Naturade Total Soy product line. Naturade Total Soy Calcium 1000 is an advanced bone care formula that surpasses all relevant competition as the only single serving product that supplies the full 1000 mg recommended minimum daily value of Calcium and prominently features the allowed FDA health claim, "may reduce the risk of Osteoporosis. The product targets a $340 million category that grew over $65 million in 1999 (according to IRI).

          The Company's newest product, a Ready-to-Drink extension of its market leading Naturade Total Soy brand, is the first soy protein entry in the single serving can segment that dominates the $1.1 billion meal replacement category. The giant Ready-to-Drink segment of the meal replacement market offers over four times the potential of the Company's traditional protein powder marketplace. This represents an enormous growth opportunity as Naturade brings together its strengths in natural products, protein powders, soy protein technology, good tasting products and a strong distribution base.

          In response to a ground swell of industry concern over genetically modified organisms (GMO) in the health food channel, the Company recently introduced new Non-GMO lines of products made with Identity Preserved (IP) soy beans grown with no genetically modified organisms. Naturade Premium Soy(TM) was introduced in late 1999, while Ribo-tein(TM), an energy supplement and Naturade Organic Soy(TM), the first major brand entry as an organically grown meal replacement, were introduced in 2000.

Sales

           For the fiscal year ended December 31, 2000 ("Fiscal 2000"), Naturade had net sales of $15,671,494, of which 97% was domestic and 3% was international. Total gross profit for Fiscal 2000 was $7,370,366, of which $7,190,946 was generated by domestic sales and $179,420 was generated by international sales. For the fiscal year ended December 31, 1999 ("Fiscal 1999"), Naturade had net sales of $11,946,702, of which 95% was domestic and 5% was international. Total gross profit for Fiscal 1999 was $4,569,798 of which $4,468,092 was generated by domestic sales and $101,706 was generated by international sales. For the three months ended December 31, 1998, Naturade had net sales of $3,597,155, of which 81% was domestic and 19% was international. Total gross profit for the period was $1,327,205, of which $1,101,047 was generated by domestic sales and $226,158 was generated by international sales. For the fiscal year ended September 30, 1998 ("Fiscal 1998"), Naturade had net sales of $13,506,972, of which 90% was domestic and 10% was international. Total gross profit for Fiscal 1998 was $5,712,883 of which $5,159,073 was generated by domestic sales and $553,810 was generated by international sales.

               Domestic Sales

               Naturade's direct sales force supervises broker sales organizations in the health food and mass market channels. While headquarters sales calls are primarily the responsibility of

Naturade's sales management, follow-up calls and retail activity are carried out by over 60 health food broker personnel and an additional 50 mass market broker personnel.

               The health food branded products are sold through a stocking distributor network of 15 key distributors and approximately 15 smaller distributors, who together service approximately 10,000 retail health food stores in the United States. Six of these key distributors are divisions of Tree of Life, Inc, a national health food distributor; their aggregate purchases during Fiscal 2000 represented approximately 18% of the Company's total sales. The loss of this major health food distributor could have a material adverse effect on the Company.

          Sales for Fiscal 2000 in the United States are broken down by geographic regions as follows: %

                  Northeast Region           19.9
                  Southeast Region           15.7
                  Southwest Region            7.5
                  Mid-West Region            17.2
                  Rocky Mountain Region       7.3
                  California and Hawaii      21.9
                  Northwest Region           10.5
                                           --------
                                            100.0

               Naturade maintains brokerage agreements with its health food and mass market brokers throughout the United States. These agreements have a term of one year and may be terminated on 30 days prior written notice by either party. In addition, these agreements grant the brokers exclusive territories to represent Naturade and receive commissions on sales generated in these territories.

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

               Approximately 40% of the Company's international sales in Fiscal 2000 were in Canada, 26% in Singapore and 12% in Spain, with the remaining 22% in approximately five other countries. As part of its new global marketing strategy, the Company has decided to emphasize branded products and reduce its dependence on international private label business due to its low margin and unpredictability. This change in strategy explains the decrease in sales to Saudi Arabia and Korea compared to 1999.

Seasonal Fluctuations

               The Company's domestic business is not seasonal. However, as the Naturade Total Soy brand expands in the meal replacement category sales will likely be impacted by higher first quarter demand due to intense consumer interest in dieting and healthy lifestyle following the holiday season with a softening of sales in fourth quarter. This softening is partially offset by the Company's increasing new account sales and additional sku's being sold to current accounts. In addition, international sales tend to fluctuate depending upon economic conditions, seasonal patterns and cultural differences within each country.

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

           Many Naturade products, including Naturade Total Soy, are food products that are not subject to regulation by the FDA's Over-the-Counter (OTC) Drug regulations or the Dietary Supplement Health and Education Act (DSHEA) of 1994. These food products may use "structure/function" claims, but unlike dietary supplements, are not required to carry a disclaimer regarding an FDA evaluation or disease. Effective October 26, 1999, the FDA approved a health claim for soy protein allowing the following product label claim:

     "25 GRAMS OF SOY PROTEIN DAILY, IN A DIET LOW IN SATURATED FAT AND CHOLESTEROL, MAY REDUCE THE RISK OF HEART DISEASE"

To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. The Company is currently shipping 35 products that carry this heart disease claim under the brand names of Naturade Total Soy, Naturade 100% Soy, Naturade Veg, Naturade NRG, Naturade Premium Soy, Naturade Organic Soy and Ribo-tein.

          The enactment of DSHEA established a clear legal framework for the Company's marketing efforts as it removed many of the legal threats that the industry had faced. Under DSHEA, dietary supplements (including several Naturade products) are separately regulated from over-the-counter drugs or food products. Dietary supplements may bear "structure/function" claims on the product label. In addition, balanced literature may be used in connection with the sale of dietary supplements in retail stores.

        On January 6, 2000, the FDA promulgated a final regulation governing the use of "Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body." Companies such as Naturade, with less than 500 employees and revenues of less than $20 million, must be in compliance with these regulations by June 6, 2001. The regulation, which is less than one page in length, was accompanied by 40 pages of analysis, explanation and commentary setting forth the views of the FDA on the nature of acceptable claims.

        With the regulation, the FDA changed certain earlier positions and, among other things, stated that certain afflictions occurring in the course of daily living, such as pre-menstrual syndrome (PMS) and aging, are no longer considered diseases and hence, dietary supplements may now carry related "structure/function" claims. This change will have a significant positive impact on claims for the Company's products such as THE CHINESE WAY PMS Support.

        Conversely, the FDA will only permit a limited claim for cholesterol support for cholesterol levels that are already within the normal range. This will have a negative affect on dietary supplements with cholesterol structure/function claims such as THE CHINESE WAY Cholesterol Support. In addition, the continued status of that product's Chinese Red Yeast as a dietary supplement ingredient is currently the subject of litigation in the federal courts by the FDA and other companies.

        While this regulation, and FDA's interpretation thereof, may ultimately have a significant impact on the scope of acceptable claims that may be made for many of the Company's products, there is no reason to expect that the regulation will impact the Company differently than any other manufacturer or marketer of similar products. In addition, FDA is currently accepting additional public comments on the regulation and has indicated that there may be further changes, which could be positive or negative for the Company.

Backlog

        Naturade typically does not carry backlog orders and generally maintains a sufficient supply of its products to meet customer demands. The Company's policy is to ship product within seven days of the order being placed.

Competition

          Naturade's competitive strategy is to differentiate itself from broad line dietary supplement manufacturers by focusing on high growth categories with natural products backed by strong scientific support. Since it pioneered the soy protein powder market 50 years ago and the aloe vera brand based health and beauty aids market 20 years ago, the Company has a history of name brand recognition and an image of quality, consistency and value.

                    Health Food

          The Company's products are sold to health food stores through brokers and health food distributors. Spins Distributor Information, the independent source for syndicated sales data through health food distributors, reported a 52.1% share of the market for Naturade in the Supplement Powders category based on warehouse withdrawals for the 52 week period ended September/October 1999. This 52.1% share was more than 2.5 times the share of the next leading competitor in this report.

         Approximately 16% of Naturade's sales in Fiscal 2000 was derived from the aloe vera brand, almost all of which came through health food stores and natural foods supermarkets. Naturade is the only widely distributed health food store brand offering a full line of products in which aloe vera is the primary ingredient, although broad competition does exist for "natural" health and beauty care products. Based on distributor sales reports, Aloe Vera 80 SKU's are generally represented in the top 15% of all products sold by product type.

         The leading Naturade Gel Concentrate Drink products are generally at the top of the ranking in health food distributor sales.

          In Fiscal 2000, health food represented approximately 64% of the Company's sales.

                    Mass Market

          Naturade's distribution in the mass market expanded significantly to 28,000 store outlets by the end of 2000 from 10,000 store outlets at the end of 1999. Most of this new distribution is on the Naturade Total Soy brand. Through December 31, 2000, IRI reported a 45.1% Naturade share among the top three mass soy protein brands.

Copyrights, Trademarks and Licenses

          Naturade maintains registrations on over twenty trademarks in the U.
S. Patent and Trademark Office, as well as a California registration on one trademark. The Company also maintains trademark registrations for a variety of names in over twelve foreign countries. In addition, Naturade maintains a variety of copyright registrations and holds certain other intellectual property rights.

Product Research and Development

          Naturade invested significantly in the introduction of 16 new products in 2000 through close working relationships with its key vendor co-packers. In addition, the Company significantly improved its Aloe Vera 80 line by reformulating these products with Active Aloe standardized to guaranteed 10% polysaccharides. The Company has distinguished itself from the competition by bringing reformulations and new products to market in an average of six months or less.

          The Company devotes substantial resources to new product development and reformulation. Naturade's product research and development expenses were $251,457, $326,946 and $279,370, respectively, in the fiscal years ended December 31, 2000, December 31, 1999 and September 30, 1998, respectively, and $62,474 for the three months ended December 31, 1998

         New products introduced in 2000 include: Naturade Total Soy bars, Naturade Total Soy Ready-to-Drink, Naturade Total Soy Calcium 1000, Ribo-tein High Energy Shake,

Naturade Organic Soy, THE CHINESE WAY PMS Support and three new products in the Aloe Vera 80 line. Each 2.1-oz. Naturade Total Soy bar is a complete meal replacement that supplies 11 grams of soy protein and is an excellent source of calcium to help support bone health.

         Ribo-tein(TM) High-Energy Shake was introduced in 2000 to target the sizable energy segment of the soy protein market. Ribo-tein is a dietary supplement containing Ribose, the carbohydrate ingredient that boosts the creation of ATP (Adenosine Triphosphate) in muscles and supports a faster recovery after energy expenditure.

         In 2000, Naturade provided consumers with an organic choice in the soy protein meal replacement category with its introduction of Naturade Organic Soy(TM). This product is the choice for environmentally-oriented consumers. The crops used in Naturade Organic Soy are organically grown and processed in accordance with the California Foods Act of 1990 and would meet the 2000 standards recently proposed by USDA.

         As the issue of foods containing genetically modified organisms (GMO's) began to take center stage in the minds of trade groups and consumer activists, Naturade responded quickly in 1999 with the introduction of Naturade Premium Soy, a soy-based protein booster made with non-GMO soy protein isolate. Since that time, all new soy protein products introduced have been made with soy protein isolate made with non-GMO soybeans. Development has also progressed on conversion of the current soy protein booster line to non-GMO soybeans; the Company expects such transition to be completed during 2001.

         In 2000, Naturade established an exclusive agreement with the producer of Active Aloe, and reformulated its line of twenty-five Aloe Vera 80(R) beauty care products with 10% guaranteed polysaccharides. The one year agreement assured that Aloe Vera 80 would be the only standardized aloe vera brand available in the retail store with Active Aloe and its guaranteed level of 10% polysaccharides. Active Aloe preserves over 200 natural aloe compounds along with the heavy molecular weight polysaccharides that are lost in most commercial processing. Importantly, it is primarily the polysaccharides that work to hydrate a dry epidermal layer. As with other herbs, standardization is a key selling point to the retailer and the consumer. Since other brands are not standardized, it is impossible to know whether or not they will deliver the promised efficacy. The three new Aloe Vera 80 hair care products with Active Aloe introduced in 2000 include: Tea Tree Shampoo - nutritionally formulated to promote a healthy scalp without stripping the hair shaft and deeply clean oily hair without drying; Botanical Shampoo - enriched with herbal extracts, specially formulated to restore vitality and shine to hair; and, Botanical Conditioner - enriched with herbal extracts, provides maximum nourishing benefits to revive and repair dry, damaged hair.

         THE CHINESE WAY PMS Support(TM) was introduced in 2000 to offer women a natural solution for a problem for which there has been no effective remedy available in any retail store. Premenstrual syndrome support is an all-natural herbal supplement to help relieve the discomfort of PMS that is experienced by 18% of all women (according to a 1998 Gallup Study).

          Over the past three years, the Company has reformulated virtually all its products which comply with the latest regulations in product labeling throughout all categories; including food (Nutritional Labeling Education Act of 1991 or NLEA), dietary supplement (DSHEA), over-the-counter drug (OTC Monographs) and cosmetic packaging regulations. The Company retains control of all labels in-house and aggressively manages label development and usage as an element of quality assurance. In addition, all formula specifications are developed under the direction of Naturade management. Each new batch is quarantined at the Naturade warehouse until approved for release by in-house quality assurance.

Employees

          As of December 31, 2000, Naturade employed 31 people, including four in administration, ten in sales and marketing, three in product development, seven in finance and accounting and seven in warehouse and distribution. The Company considers its relations with its employees to be good.

Risk Factors

          The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein. This Report on Form 10-K contains forward-looking statements which ware subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

            Impact of Government Regulation

          The Company's operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, including the FDA and FTC. See "Government Regulation." Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company's products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

          As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. Such future laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, and expanded or modified labeling and scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition. See "Government Regulation."

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

          Dependence on Third-Party Manufacturers

          Although the FDA does not currently regulate manufacturing facilities for nutraceutical products, there can be no assurance that the FDA at some time in the future will not begin regulating these manufacturing facilities. Since the Company outsourced its manufacturing requirements in 1999, Naturade is significantly dependent on these third-party manufacturers. If the FDA were to begin regulating the manufacturing facilities for nutraceuticals and if the manufacturing facilities used by the Company's third-party manufacturers did not meet those standards, the production of the Company's products could be delayed until the necessary modifications are made to comply with those standards or alternate manufacturers are located. If the manufacturer were unable or unwilling to make the necessary modifications, the Company would be required to find an alternate source to manufacture its products.

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

          Variability of Quarterly Results

          The Company has experienced, and expects to continue to experience, variations in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include the timing of the Company's introduction of new product lines, the level of consumer acceptance of each product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the timing of trade shows, the product mix of customer orders, the timing of placement or cancellation of customer orders, the weather, transportation delays, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance.

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

          Currently, the Company has received over twenty United States trademarks as well as a California registration on one trademark. The Company also maintains trademark registrations in over twelve foreign countries. To the extent the Company does not have patents on its products, another company may replicate one or more of the Company's products. Litigation may be necessary to enforce the Company's proprietary rights. Any such litigation could be very costly and could distract the Company's personnel. Naturade can provide no assurance of a favorable outcome of any litigation proceeding. An unfavorable outcome in any proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.   PROPERTIES

          In December 1998, the Company signed a 7 1/2 year lease agreement for new executive offices, sales and marketing and warehouse facility located in Irvine, California. This new 50,000 square foot facility includes a 40,000 square foot finished goods warehouse area configured with a high-density steel rack and frame storage floor plan. This maximum cubic space utilization provides the Company with reasonably sufficient warehousing capacity for the term of the lease, specifically in light of the Company's decision to outsource production thereby eliminating the need for any manufacturing space. The rent expense related to this lease for fiscal year ended December 31, 2000 was $446,881. Detailed information relating to this lease is presented in the footnotes to the financial statements accompanying this report.

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

ITEM 3.   LEGAL PROCEEDINGS

          On March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement ("Settlement Agreement") between the Company and the PNI Trustee. The Settlement Agreement provided the Company with a full release of the PNI Judgment and the costs and interest thereon, as well as any and all other claims which the PNI Trustee has or might have against the Company (including a preference claim for approximately $130,000 filed in January 1999 by the PNI Trustee). The Settlement Agreement required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, which has been fully paid off as of December 31, 2000, and (3) a contingent promissory note in the amount of $226,000, which would become payable only to the extent that the Company's sales for the second, third and fourth quarters of 1999 exceed specified targets. As the Company's sales did not meet the specified target, no amount will be payable under the contingent promissory note. Consequently, the adjusted total cost to the Company of the settlement is $1,774,000, exclusive of interest on the promissory note.

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

FISCAL 2000                                  HIGH              LOW
          1st Quarter                      $ 1.19          $   .63
          2nd Quarter                         .81              .56
          3rd Quarter                         .63              .56
          4th Quarter                         .63              .44
FISCAL 1999                                  HIGH              LOW

          1st Quarter                       $2.81        $    1.50
          2nd Quarter                        1.16              .63
          3rd Quarter                        1.19              .63
          4th Quarter                        1.56              .63

                  On March 23, 2001, the last reported price for the Company's Common Stock was $.44.

Holders

          To the best knowledge of the Company, the number of registered record holders of common stock as of March 1, 2001, was 542. According to information obtained by the Company, approximately 700 additional shareholders hold the Company's common stock in "street name."

Dividends

          The Company did not pay a cash dividend on its common stock during Fiscal 1999 and 2000, and the Company does not anticipate paying any cash dividends in the foreseeable future. As of the date of this Annual Report on Form 10-K, the Company intends to follow a policy of retaining any future earnings to provide funds for the expansion of its business.

Options and Warrants

          As part of a restructuring of the Company in 1991, equity holders exchanged their shares for new common stock and Class A and Class B Warrants. The Class A Warrants expired at December 31, 1996. The Class B Warrants allowed for the purchase of one share of common stock for $1.25 per share. Between December 31, 1999 and January 14, 2000, 588 warrants were exercised. On January 15, 2000, the remaining 324,520 unexercised Class B warrants expired.

          During 1999, the Company issued 60,000 shares of common stock based upon the exercise of stock options at prices ranging from $.50 to $.94 per share. During 1999, 600,000 warrants were issued to Health Holdings and Botanicals, LLC ("Health Holdings"), a majority stockholder of the Company, as part of the Finance Agreement (see Note 4 to the Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA

          The following tables summarize certain selected financial data for the periods presented for the Company and should be read in conjunction with the more detailed information and financial statements, including notes thereto, presented elsewhere herein.

STATEMENT OF OPERATIONS DATA

                                                                                     Three Months
                                                                                          Ended
                                                   Years Ended December 31             December 31
                                                  2000               1999(1)               1998
                                                  ----               -------               ----
Net Sales                                     $15,671,494          $11,946,702          $3,597,155
Gross Profit                                    7,370,366            4,569,798           1,327,205

Selling, general and
  administrative expenses                       8,839,159            8,923,832           1,975,550

Other operating expenses                             --              2,844,344                --

Operating Income
  (Loss)                                       (1,468,793)          (7,198,378)           (648,345)

Other Income
  (Loss)                                         (661,499)          (2,497,635)           (298,328)


(Loss) Income before
  provision for
  income taxes                                 (2,130,292)          (9,696,013)           (946,673)

Provision for
  income tax                                          800                  800                   0

Net (Loss) Income                              (2,131,092)          (9,696,813)           (946,673)

Basic Net (Loss) Income
  Earnings per share                               ($0.30)              ($1.81)             ($0.18)

Weighted Average Number                         7,000,000            5,346,000           5,227,000
  of Shares used in
  Computation of
  Basic Net (Loss) Earnings
  per Share

Diluted Net (Loss) Income
  Earnings per share                               ($0.30)              ($1.81)             ($0.18)

Weighted Average Number                         7,000,000            5,346,000           5,227,000
  of Shares used in
  Computation of
  Diluted Net (Loss) Earnings
  per Share

                                                            Years Ended September 30
                                                1998                   1997                1996
                                                ----                   ----                ----
Net Sales                                   $13,506,972            $12,578,419         $10,105,532
Gross Profit                                  5,712,883              6,196,624           4,869,105

Selling, general and
  administrative expenses                     8,928,723              5,377,644           4,324,154

Other operating expenses                          --                     --                  --

Operating Income
  (Loss)                                     (3,215,840)               818,980             545,951

Other Income
  (Loss)                                       (858,525)              (405,685)           (341,793)


(Loss) Income before
  provision for
  income taxes                               (4,074,365)               413,295             204,158

Provision for
  income tax                                     35,450                165,000              38,000

Net (Loss) Income                            (4,109,815)               248,295             166,158

Basic Net (Loss) Income
  Earnings per share                             ($0.84)                 $0.08               $0.06

Weighted Average Number                       4,874,000              2,945,000           2,578,000
  of Shares used in
  Computation of
  Basic Net (Loss) Earnings
  per Share

Diluted Net (Loss) Income
  Earnings per share                             ($0.84)                 $0.08               $0.06

Weighted Average Number                       4,874,000              3,232,000           2,777,000
  of Shares used in
  Computation of
  Diluted Net (Loss) Earnings
  per Share

(1) Commencing January 1, 1999, the Company changed its fiscal year to end December 31st.

BALANCE SHEET DATA

                                As of December 31                         As of September 30
                             2000            1999                 1998           1997           1996
                             ----            ----                 ----           ----           ----
Cash and Cash
  Equivalents               $202,648      $1,056,240           $1,975,513       $157,585       $120,143


Working Capital             $226,869       ($649,929)          $3,116,309     $1,356,136       $879,651


Total Assets              $5,389,819      $5,102,950           $9,548,470     $7,753,574     $5,160,235


Long-Term Debt            $5,049,770      $3,778,528           $2,011,523     $2,235,908     $2,418,334



Total Stockholders'
 (Deficit) Equity        ($4,472,397)    ($4,002,962)          $4,328,192     $2,685,286     $1,080,224

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company changed its fiscal year from September 30 to December 31, effective for the calendar year beginning January 1, 1999. Consequently, the financial statements discussed herein are for the year ended December 31, 2000, December 31, 1999, the three months ended December 31, 1998 (the transition period) and the year ended September 30, 1998.

Results of Operations

FISCAL 2000 COMPARED TO FISCAL 1999

          Although the softness in the health food industry first seen in fiscal 1999 brought on by a weakness in the dietary supplement category continued into fiscal 2000, the Company maintained its sales strength in key health food accounts with only a 6% decline in health food sales. Furthermore, the toehold established in the more diverse mass market in fiscal 1999 blossomed into a much broader and robust customer base with 28,000 store outlets reached by the end of fiscal 2000. In fiscal 2000, the top 25 customers accounted for over $12.9 million or 82.1% of net sales and the top 25 skus accounted for 62.9% of net sales.

Net Sales

          Net sales for the fiscal year ended December 31, 2000 increased $3,724,792 or 31.2% to $15,671,494 from $11,946,702 for the fiscal year ended
December 31, 1999. The Company tracks sales by distribution channel (health food and mss) and geographically (domestic and international). The increase in sales is primarily due to the continued successful launch of Naturade Total Soy products for the mass market. Mass sales for the fiscal year ended December 31, 2000 increased $4,339,804, or 335%, to $5,633,809 from $1,294,005 for the fiscal year ended December 31, 1999. Health food sales for the fiscal year ended December 31, 2000 decreased $615,012, or 5.8%, to $10,037,685 from $10,652,697 for the fiscal year ended December 31, 1999. Domestic sales for the fiscal year ended December 31, 2000 increased $3,835,978, or 33.8%, to $ 15,192,775 from
$11,356,797 for the fiscal year ended December 31, 1999. International sales for the fiscal year ended December 31, 2000 decreased $111,186, or 18.8%, to $478,719 from $589,905 for the fiscal year ended December 31, 1999.

          For the fiscal year ended December 31, 2000, the top 40 customers accounted for $14,413,300, or 92%, of net sales, with 24 health food customers contributing $8,980,500, or 57.3%, of net sales, 14 mass market customers contributing $5,120,200, or 32.7%, of net sales, and two international customers contributing $312,600, or 2%, of net sales. For the fiscal year ended December 31, 1999, the top forty customers accounted for $10,493,900 or 88% of net sales, with 20 health food customers contributing $9,028,600, or 75.6%, of net sales, 17 mass market customers contributing $1,137,600, or 9.5%, of net sales, and three international customers contributing $327,700, or 2.7%, of net sales.

          For the fiscal year ended December 31, 2000, the Company continued its successful rollout of Naturade Total Soy products, with 12 powder products contributing $6,032,400, or 38.5%, of net sales. During the later half of 2000, the Company launched three product line extensions in the Naturade Total Soy family including Naturade Total Soy Calcium 1000, Naturade Total Soy bars and Naturade Total Soy Ready-to-Drink which combined contributed $653,400, or 4.2%, of net sales. This compares favorably with sales for the twelve Naturade Total Soy powder products of $1,367,000, or 11.4%, of net sales, for the fiscal year ended December 31, 1999.

          For the fiscal year ended December 31, 2000, the top 40 products represented $11,410,100, or 72.8%, of net sales, with 11 Naturade Total Soy products contributing $5,678,600, or 36.2%, of net sales, 15 protein powders contributing $3,729,700, or 23.8%, of net sales and 14 aloe vera and other products representing $2,001,800, or 12.8%, of net sales. For the fiscal year ended December 31, 1999, the top 40 products represented $8,132,400, or 68.1%, of net sales with eight Naturade Total Soy products contributing $1,181,600, or 9.9%, of net sales, 16 protein powders contributing $4,468,500, or 37.4%, of net sales and 16 aloe vera and other products representing $2,482,300, or 20.8%, of net sales.

Gross Margin

           Gross profit as a percentage of sales for fiscal 2000 increased 8.7% to 47% from 38.3% in fiscal 1999. This improvement in gross profit percentage is primarily due to better inventory control in fiscal 2000 compared to fiscal 1999 in which approximately $875,000 in obsolete inventory was reserved compared to approximately $190,000 in fiscal 2000. Also impacting the gross profit percentage for fiscal 1999 was the sale of $148,164 of raw materials to co-packers at cost which produced no gross margin, thereby lowering the gross margin for fiscal 1999.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses for the fiscal year ended December 31, 2000 decreased $84,673, or .9%, to $8,839,159, or 56.4%, of net sales, from $8,923,832, or 74.7%, of net sales, for the fiscal year ended December 31, 1999. This downward trend includes a $525,691 reduction in general and administrative costs, a $169,937 reduction in marketing expenses, a $75,229 reduction in research and development costs, offset by a $318,567 increase in shipping and receiving costs, a $323,790 increase in sales costs, a $43,064 increase in depreciation and amortization and a net reduction of $763 in miscellaneous costs. The significant trends are explained below.

          Marketing costs consist of advertising, trade and consumer promotions, marketing consultants, public relations, design and product development and other. For fiscal 2000, these marketing costs decreased $169,937, or 6.6%, compared to fiscal 1999, to $2,396,532, or 15.3%, of net sales for the fiscal year ended December 31, 2000 from $2,566,469, or 21.5%, of net sales for the fiscal year ended December 31, 1999. This downward trend is primarily due to a significant reduction in advertising and marketing consulting expenses, partially offset by an increase in trade promotions as the Company revamped its marketing focus to target specific customers with trade promotions which have a more direct impact on current sales.

          Sales costs consisting of sales personnel and related costs as well as sales commissions increased $323,790, or 18.9%, compared to the prior fiscal year to $2,035,621, or 13%, of net sales for the fiscal year ended December 31, 2000, from $1,711,831, or 14.3%, of net sales for the fiscal year ended December 31, 1999. While commissions accounted for approximately $167,500, or 51.7% of the increase, commissions as a percent of sales remained within the 4% range with commissions for the fiscal year ended December 31, 2000 comprising 4.2% of net sales, compared to 4.1% of net sales for the fiscal year ended December 31, 1999. Other sales expenses including additional personnel, related benefit costs and travel costs comprise the balance of the increase.

          Shipping and receiving costs consist of all warehouse operating costs plus freight costs to the Company's customers. For the fiscal year ended December 31, 2000, these shipping and receiving costs increased $318,567, or 29.2%, compared to fiscal 1999 to $1,411,351, or 9%, of net sales, from $1,092,784, or 9.1%, of net sales, for the fiscal year ended December 31,1999. Incremental freight-out costs represented approximately $200,000, or 62.8%, of this increase, with additional personnel and warehouse costs representing the balance. For the fiscal year ended December 31, 2000, freight out represented 5.9% of net sales, slightly lower than the 6.1% of net sales freight-out represented for the fiscal year ended December 31, 1999. For the fiscal year ended December 31, 2000, freight-out costs were lower due to some truckload shipments to mass market customers which are cheaper on a per unit basis than the Company's more typical less-than-truckload freight-out shipments, compared to no such shipments for the fiscal year ended December 31, 1999.

          General and administrative (G&A) costs decreased $525,691, or 16.9%, for fiscal 2000 compared to fiscal 1999 to $2,579,980, or 16.5% of net sales, for the fiscal year ended December 31, 2000 from $3,105,671, or 26.0% of net sales, for the fiscal year ended December 31, 1999. There were three major causes for this decrease. The first cause was lower payroll expense of approximately $317,000 for fiscal 2000 compared to fiscal 1999 due to a corporate restructuring which reduced senior management and other positions. The second cause was a reduction of approximately $179,000 in outside financial consultants and legal advisors as the Company's financial structuring issues where more fully resolved in fiscal 2000. The third cause was a reduction in bad debt expense of approximately $30,000 in fiscal 2000 compared to fiscal 1999 due to better control over customer receivables over 90 days.

          The fiscal 1999 other operating expense amount included the PNI lawsuit settlement of $1,774,000 as explained in Note 7 to the Financial Statements, and the write off of intangible assets of $1,070,344 as explained in
Note 8 to the Financial Statements. There is no comparable amount for fiscal
2000.

Other Income (Expense)

           Other (income) expense consists of two components, interest expense and other expense, which are separately discussed below.

          Interest expense consists of bank and other interest related to notes shown on Note 4 to the Financial Statements. For fiscal 2000, these interest expenses decreased $1,691,423 compared to fiscal 1999 to $660,569, or 4.2% of sales, for the fiscal year ended December 31, 2000, from $2,351,992, or 19.7% of sales, for the fiscal year ended December 31, 1999. For the fiscal year ended December 31, 2000, $509,968 consisted of interest from bank and other debt. The remaining $150,601 related to the amortization of the debt discount associated with the Health Holdings Finance Agreement as explained in Note 4 to the Financial Statements. The major reason for the interest decline in fiscal 2000 was the recording in fiscal 1999 of interest expense related to the conversion feature of the $4 million Health Holdings Credit Agreement debt. This conversion feature allowed Health Holdings to convert any portion of the borrowings into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock. Due to this conversion feature, the Company recorded a non-cash interest expense of approximately $1,501,000 for the fiscal year ended December 31, 1999.

          The other expense category consists of unusual or non-recurring charges net of other income. For the fiscal year ended December 31, 2000 this other expense decreased $144,713 compared to fiscal 1999 to $930 for the fiscal year ended December 31, 2000, from $145,643, or 1.2% of sales, for the fiscal year ended December 31, 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

          Commencing January 1, 1999, the Company changed its fiscal year to end December 31st. Consequently, this analysis compares the new fiscal year ended December 31, 1999 (fiscal 1999) with the prior fiscal year ended September 30, 1998 (fiscal 1998).

Net Sales

          Fiscal 1999 was a milestone year for Naturade. While the health food industry experienced continued softness, the Company maintained its sales strength in key health food accounts, while establishing a toehold in the more diverse mass market. In fiscal 1999, the top 25 customers accounted for almost $9.2 million, or 76.8% of net sales, and the top 25 skus accounted for 54.1% of net sales.

          Net sales for the fiscal year ended December 31, 1999 declined $1,560,270, or 11.6%, to $11,946,702 from $13,506,972 for the fiscal year ended
September 30, 1998. This decline was primarily due to a decrease in International and Kids Plex sales which were partially offset by the successful launch of Naturade Total Soy. Domestic core sales (which include Naturade Total Soy but exclude Kids Plex, The Chinese Way and Private Label), represented 90.2% of net sales in fiscal 1999, increased $726,481, or 7.2%, compared to fiscal 1998. Of this amount, Naturade Total Soy represented over $1,300,000, or 11.0% of net sales. Due to the cancellation of sales to a major health retailer in early 1999 initiated by Naturade for slow payment of accounts due, Kids Plex sales declined $1,394,365, or 88.8%, to $176,189 from $1,570,554 for fiscal
1998. International sales declined $817,292, or 59.1%, to $564,530 from $1,381,822 for fiscal 1998.

          While the Company has maintained its market share in the health food category, the Company's domestic dollar sales were affected by the overall industry softness. Sales to mass market retailers of products designed to be different from health food offerings partially offset health food category weakness.

          The health food segment decline includes a decline in Kids Plex(R) sales related to a single customer which in fiscal 1998 accounted for over 95% of Kids Plex(R) sales. In January 1999, the Company stopped selling to a major health food retailer due to its large accounts receivable balance outstanding and its unwillingness to pay Naturade invoices in a timely manner. The Company has fully reserved for these receivables as of December 31, 1999. Sales to this retailer were $1,350,712 for the fiscal year ended September 30, 1998 for which there were no comparable sales in calendar 1999.

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

Gross Margin

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

Selling, General and Administrative Expenses

           Selling, general and administrative expenses for the fiscal year ended December 31, 1999 increased $438,442, or 5.2%, to $8,923,832, or 74.7%, of net sales from $8,485,390, or 62.8%, of net sales for the fiscal year ended September 30, 1998. This increase was attributable to several increases in general and administrative expenses including new building rent, higher bad debt expense and additional costs associated with investor relations and management consulting services which are explained below.

          Marketing costs consist of advertising, trade and consumer promotions, marketing consultants, public relations, design and product development and other. For fiscal 1999, these marketing costs decreased $34,474, or 1.3% compared to the prior fiscal year, to $2,566,469, or 21.5% of net sales, for the fiscal year ended December 31, 1999, from $2,600,943, or 19.3% of net sales, for the fiscal year ended September 30, 1998. This decline is attributable to a slight reduction in advertising as the Company refocused its marketing efforts on more customer-specific trade promotions.

          Sales costs consisting of sales personnel and related costs as well as sales commissions decreased $368,152, or 17.7%, compared to the prior fiscal year to $1,711,830, or 14.3% of net sales, for the fiscal year ended December 31, 1999, from $2,079,982, or 15.4% of net sales, for the fiscal year ended September 30, 1998. Non-commission sales costs accounted for all of the decline and consisted of approximately $158,000 in lower international expenses as the Company reduced its international activities due to lower margins and a slowdown in the Asian market and approximately $223,000 in lower domestic costs as the Company curtailed its expenses to support the Kids Plex product line due its lower sales prospects.

          Shipping and receiving costs consist of all warehouse operating costs plus freight costs to the Company's customers. For fiscal 1999, these shipping and receiving costs decreased $79,328, or 6.8%, compared to the prior fiscal year to $1,092,784, or 9.1% of net sales, for the fiscal year ended December 31,1999, from $1,172,112, or 8.7%, for the fiscal year ended September 30, 1998. This decrease was due to a reduction in personnel and warehouse costs as the Company moved to modern and more labor-efficient operating quarters, offset by a $7,000 increase in freight-out costs as the Company's push into the mass market sometimes required greater use of rush and demo shipments used for new mass accounts.

          General and administrative (G&A) costs increased $752,689, or 32.0%, for fiscal 1999 compared to fiscal 1998 to $3,105,671, or 26.0% of net sales, for the fiscal year ended December 31, 1999, from $2,352,982, or 17.4%, for the fiscal year ended September 30, 1998. There were four major causes for this increase. The first was rent expense of approximately $365,000 for fiscal 1999 compared to none for fiscal 1998 since in fiscal 1998 the Company owned its own facility whereas in April 1999 it moved to new rented facilities.

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

          Interest expense consists of bank and other interest related to notes shown on Note 4 to the Financial Statements. For fiscal 1999, these interest expenses increased $1,954,276 compared to the prior fiscal year to $2,351,992, or 19.7% of net sales, for the fiscal year ended December 31, 1999, from $397,716, or 2.9%, for the fiscal year ended September 30, 1998. The cause of this significant increase is the recording of interest expense related to the conversion feature of the $4 million Health Holdings Credit Agreement debt which allows Health Holdings to convert any portion of the borrowings into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock. The Company borrowed on this Credit Agreement on August 8, 1999 for $3 million and on December 30, 1999 for $650,000. Due to this conversion feature and the $3.65 million in borrowings, the Company recorded a non-cash interest expense of approximately $1,501,000 for the fiscal year ended December 31, 1999 as explained in Note 4 to the Financial Statements. Also in fiscal 1999, the Company recorded a non-cash interest expense of approximately $429,000 related to warrants granted to Health Holdings as part of the Health Holdings Finance Agreement as explained in Note 4 to the Financial Statements.

          The other expense category consists of unusual or non-recurring charges net of other income. This other expense decreased $315,166 for fiscal 1999 compared to fiscal 1998 to $145,643, or 1.2% of net sales, for the fiscal year ended December 31, 1999, from $460,809, or 3.4% of net sales, for the fiscal year ended September 30, 1998.

Liquidity and Capital Resources

       The Company used cash of $2,642,876 in operating activities for the fiscal year ended December 31, 2000 compared to the use of cash of $4,605,402 in operating activities for the fiscal year ended December 31, 1999.

        The Company's working capital increased from ($649,929) at December 31, 1999 to $226,869 at December 31, 2000. This increase was due to the conversion of the $1.6 million due to Health Holdings into the Company's common stock in March 2000 (See Note 4 to the Financial Statements), an increase in net Accounts Receivable of $1,264,485 due to the significantly higher sales in December 2000 versus December 1999, increases in Accounts Payable and Accrued Expenses of $385,930 and the Company's operating losses for the fiscal year ended December 31, 2000.

        Cash used in investing activities for the fiscal year ended December 31, 2000 totaled $31,223. The primary use of this cash was the purchase of equipment used in the Company's operations.

        The Company's cash provided by financing activities of $1,820,507 for the fiscal year ended December 31, 2000 was the net result of borrowings under the line of credit, borrowings from the Credit Agreement with Health Holdings and borrowings under the Loan Agreement (See Note 4 to the Financial Statements), offset by payments of long-term obligations.

         As more fully explained in Note 4 to the Financial Statements, effective August 31, 2000, the Company entered into a Loan Agreement with Health Holdings and other investors (the "Lender Group") which provides for advances (the "Loan Advances") of up to $1.2 million at an annual interest rate of 8% with a due date of August 31, 2003. The Loan Agreement further provides that the Lender Group may convert all or any part of the Loan Advances into shares of the Company's common stock at a conversion price equal to the lower of the average closing bid of the Company's common stock for the ten trading days prior to the making of a Loan Advance or the average closing bid of the Company's common stock for the ten trading days prior to the date of receipt of notice of conversion.

            On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit (Wells Fargo) which provides for a $3 million secured line of credit at the prime rate (9.5% at December 31, 2000) plus 1.5% to be used for working capital. The Company will apply funds drawn under this facility to finance inventory and receivables. This agreement replaced the South Bay Bank line of credit and is collateralized by substantially all of the Company's assets. Borrowings under this agreement totaled $1,810,534 at December 31, 2000. As of December 31, 2000, the Company was not in compliance with the minimum net income covenant and is pursuing a waiver from its lender. However, there can be no assurance that the Company will be successful in having this covenant waived. In such event, Wells Fargo would be entitled to exercise remedies under the Credit and Security Agreement including termination of this agreement.

          The financial statements accompanying this Report on Form 10-K have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2000, the Company has an accumulated deficit of $15,822,739, net working capital of $226,869 and a stockholders' capital deficiency of $4,472,397, has incurred recurring net losses and is in violation of one of its debt covenants. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          In response to these conditions, the Company, under current management has made certain financial and organizational changes and completed a detailed analysis of the Company's core competencies, the nutraceutical market, competitors, specific product categories and externally available resources. Based on this analysis, the management team has focused its sales force on growth-oriented health food and mass market retail segments, taken action to reduce overhead costs and developed product line extensions in the rapidly growing soy protein category, specifically in the ready-to-drink market segment. Management is also continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations.

          Based on the current operating plan, the Company believes that its existing cash balances and financing arrangements will provide us with sufficient funds to finance our operations for at least the next twelve months. Furthermore, the Company was not in compliance with one of its debt covenants and is pursuing a waiver from its lender. In the past, we utilized both operating and capital lease financing for certain equipment used in our operations and expect to continue to selectively do so in the future. We may in the future require additional funds to support our working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our stockholders when we may require it.

New Accounting Pronouncements

          Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 20001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company adopted in the fourth quarter of 2000. Adoption of SAB No. 101 did not have a material impact on the Company's financial statements.

          In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, as Interpretation of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The Company repriced options to purchase 381,000 shares of common stock in 1999. The Company adopted FIN 44 effective July 1, 2000 and such adoption did not have material impact on the Company's financial statements. However, the repriced options are now accounted for as variable awards and future increases in the Company's stock price may affect future operating results.

FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Any matters discussed herein including, without limitation, the Company's introduction of new products, future sales levels, availability of raw materials, ability to maintain or secure replacement financing and the potential outcome of pending litigation involving the Company, are forward-looking statements. In addition, when used in this discussion, the words "anticipates," "expects," "intends," "plans," variations thereof and similar expressions are intended to identify forward-looking statements.

          Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report on Form 10-K, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors that could contribute to or cause such differences including, but not limited to, unanticipated developments in any one or more of the following areas: the rate of consumer acceptance of new product introductions, competition, the number and nature of customers and their product orders, pricing, sourcing and sales (including foreign government regulation, trade and importation concerns and fluctuation in exchange rates), availability and costs of borrowing, changes in taxes due to change in the mix of U.S. and non-U.S. revenue, pending or threatened litigation, the availability of key personnel, the availability of raw materials and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

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

           The Company's long term debt primarily consists of a $3 million line of credit entered into on January 27, 2000, a $4 million Credit Agreement with the majority shareholder of the Company and an $800,000 Loan Agreement with the majority shareholder of the Company and other investors. The line of credit bears interest at prime rate plus 1.5%. The Credit Agreement bears interest at 8% per annum with a due date of July 31, 2004. The Loan Agreement bears interest at 8% per annum with a due date of August 2003. Given the fixed interest rate on the Credit Agreement and Loan Agreement, the impact of interest rate changes with respect to the Credit Agreement and Loan Agreement would not have a material impact on the Company's results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company's results of operations. For the fiscal year ended December 31, 2000, the interest expense on the line of credit was $137,203. If the interest rate on the line of credit was increased by one percent, this would result in an interest expense of $151,118 for the fiscal year ended December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached as Exhibits are Financial Statements and the supplementary financial information as required (see Item 14- Exhibits).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The names and ages of the directors and executive officers of the Company as of March 2, 2001, are as follows:


              Name                                   Age              Position                   Since
             ------                                 -----            ----------                 -------
         Bill D. Stewart                             58               Director,
                                                                    Chairman of the Board,
                                                                    Chief Executive Officer           1998

         Lionel P. Boissiere, Jr.                    42               Director                        1997

         William B. Doyle, Jr.                       41               Director                        1997

         Derek Hall                                  55               Director                    October 1999

         David A. Weil                               62               Director                    October 1999

         Lawrence J. Batina                          48             Chief Financial Officer,           1999
                                                                    Chief Operating Officer,
                                                                    Secretary-Treasurer

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

LIONEL P. BOISSIERE, JR. During the past six years, Mr. Boissiere has been an investor and advisor to middle market companies. From 1993 through 1995 he worked with Govett LTD, and since 1995 Mr. Boissiere has been a Managing Member at Doyle & Boissiere LLC.

WILLIAM B. DOYLE, JR. Since 1995 Mr. Doyle has served as Managing Member of Doyle & Boissiere LLC. Prior to such time Mr. Doyle was with Govett LTD. Mr. Doyle is an investor and an advisor to middle market companies.

DEREK HALL. Mr. Hall is a long-time senior pharmaceutical executive. As the Chief Sales Officer and Vice President of McKesson Corporation, Mr. Hall managed sales and marketing for the nation's largest wholesale drug business as part of a 26 year career with McKesson. Following McKesson, Mr. Hall served as the CEO of four dietary supplement and health companies including Enzymatic Therapy and Nature's Way. Mr. Hall and his team successfully acquired and managed Enzymatic Therapy along with three other add-on acquisitions funded by an investment group. He has participated in numerous professional activities including committees of the National Association of Chain Drug Stores, National Wholesale Drug Association and The Board of Trustees for the National College of Naturopathic Medicine.

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

ITEM 11. EXECUTIVE COMPENSATION

          The following table sets forth the annual compensation paid and accrued by the Company during the year ended September 30, 1998, the three months ended December 31, 1998 and the fiscal years ended December 31, 2000 and December 31, 1999 to the executive officers to whom it paid in excess of $100,000 ("named executive officers"), including cash and issuance of securities.

                                             Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                    Long Term        All Other
                                                                               Compensation     Compensation
                                                                                  Awards
-------------------------------------------------------------------------------------------------------------------
Name and                                                          Other         Securities
Principal                                                         Annual        Underlying
Position              Year           Salary      Bonus        Compensation      Options/SAR
                                      ($)         ($)              ($)              (#)

-------------------------------------------------------------------------------------------------------------------
Bill Stewart,      9/30/98           117,692     74,700        102,238 (1)         255,000 (3)       6,786 (9)
Chief Executive    10/1-12/31/98      53,846          -             -                  -             4,020 (9)
Officer            12/31/99          200,000          -             -                  -            15,850 (9)
                   12/31/00          200,000                                       60,000 (4)       16,121 (9)
-------------------------------------------------------------------------------------------------------------------
Allan Schulman,    9/30/98           182,976          -             -               10,000 (5)      13,969 (10)
President          10/1-12/31/98      48,046          -             -                                1,208 (10)
                   12/31/99          139,961          -             -                               17,884 (10)
                   12/31/00               -           -             -                               12,148 (10)
-------------------------------------------------------------------------------------------------------------------
Anthony Roth,         9/30/98        110,423       26,613        38,953 (2)        30,000 (6)          745 (11)
VP Domestic        10/1-12/31/98      36,346       25,000           -                  -
Sales                12/31/99         63,017          -             -                  -
                   12/31/00               -           -             -                  -
-------------------------------------------------------------------------------------------------------------------
Lawrence Batina,   12/31/99          132,692          -             -              100,000 (7)         177 (12)
Chief Financial    12/31/00          144,996                                        15,000 (8)       1,184 (12)
Officer/Chief
Operating Officer
-------------------------------------------------------------------------------------------------------------------


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

(4) Such amount represents stock options which were granted by the Company to Mr. Stewart during fiscal 2000 with an excerise price of $.875 per share . These options vest over 4 years and expire 7 years from the initial grant date.

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

(7) Such amount represents stock options which were granted by the Company to Mr. Batina during fiscal 1999. These options vest over 4 years and expire 7 years from the initial grant date. Per Board of Directors resolution, these options were repriced on October 14, 1999 to 110% of the fair market value of the Company's common stock on that date.

(8) Such amount represents stock options which were granted by the Company to Mr. Batina during fiscal 2000 with an exercise price of $.875 per share . These options vest over 4 years and expire 7 years from the initial grant date.

(9) Such amount represents automobile lease payments and life insurance premiums, respectively, paid on behalf of Mr. Stewart in the following periods: $15,000 and $1,121 for the fiscal year ended December 31, 2000, $15,000 and $850 for the fiscal year ended December 31, 1999, $3,750 and $270 for the three months ended December 31, 1998 and $6,250 and $536 for the fiscal year ended September 30, 1998.

(10) Such amount represents automobile lease payments, life insurance premiums and Company contributions to the Company's 401(k) Plan, respectively, paid on behalf of Mr. Schulman in the following periods:
         $12,148, $0 and $0 for the fiscal year ended December 31, 2000, $14,234, $1,905 and $1,745 for the fiscal year ended December 31, 1999, $474, $734 and $0 for the three months ended December 31, 1998 and $10,692, $1,046 and $2,231 for the fiscal year ended September 30, 1998.

(11) Such amount represents life insurance premiums paid on behalf of Mr. Roth for the fiscal year ended September 30, 1998. Mr. Roth resigned from the Company in May 1999.

(12) Such amount represents Company contributions to the Company's 401(k) Plan paid on behalf of Mr. Batina in the following periods: $1,185 for the fiscal year ended December 31, 2000 and $177 for the fiscal year ended December 31, 1999.


In addition, Mr. Stewart, Mr. Schulman, Mr. Roth and Mr. Batina participated with other full-time employees in the Company's group health and life insurance program.

         Options/SAR Grants In Last Fiscal Year

-------------------------------------------------------------------------------------------------------------------
                                                                               Potential Realization Value at
                                              Individual Grants                 Assumed Annual Rates of Stock
                                                                             Price Appreciation for Option Term
-------------------------------------------------------------------------------------------------------------------
               Number of         % of Total      Exercise
Name           Securities       Options/SARs     or base      Expiration
               Underlying       Granted to       price           Date         5% ($)      10% ($)         0% ($)
               Options/SARs     Employees in     ($/Sh)
               Granted (#)      fiscal year
-------------------------------------------------------------------------------------------------------------------
Bill Stewart   60,000 (1)          50%           $.875           2/1/07      $21,373      $49,808          $0


Lawrence       15,000 (1)        12.5%           $.875           2/1/07       $5,343      $12,452          $0
Batina
-------------------------------------------------------------------------------------------------------------------



(1) Options vest and become exercisable at the rate of 25% each year beginning on the first anniversary of the grant date.

No options were exercised by officers or directors during the fiscal years ended December 31, 2000, December 31, 1999 or the three months ended December 31, 1998.

                           Aggregated Option/SAR Exercises in Last Fiscal Year
                                    and FY-End Option/SAR Values

----------------------------------------------------------------------------------------------------------------------
                                          # of Shares underlying                 Value of unexercised in the money
                                   options/sar's at fiscal year end (#)         options/sar's at fiscal year end ($)
----------------------------------------------------------------------------------------------------------------------
Name                                   Exercisable/Unexercisable                     Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------------
Bill Stewart                            127,500/187,500                                     $0/$0
----------------------------------------------------------------------------------------------------------------------
Allan Schulman                          60,000/0                                            $0/$0
----------------------------------------------------------------------------------------------------------------------
Lawrence Batina                         25,000/90,000                                       $0/$0
----------------------------------------------------------------------------------------------------------------------


COMPENSATION OF DIRECTORS

          Through November 2000, all directors except Messrs. Boissiere and Doyle received directors' fees of $1,000 per month. Effective December 2000, all directors except Messrs. Boissiere and Doyle received directors' fees of $2,500 per month.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

          The Company and Bill D. Stewart have entered into an employment agreement under which the Company has retained Mr. Stewart as Chief Executive Officer and a member of the Company's Board of Directors for a period of 48 months beginning March 2, 1998. Under the employment agreement Mr. Stewart receives an annual salary of $200,000 and certain other executive compensation as described in the Executive Compensation Table. The Company also agreed to grant to Mr. Stewart, pursuant to the Naturade, Inc. 1998 Incentive Stock Option Plan, options to acquire 255,000 shares of Common Stock. The employment agreement may be terminated by either party. If the employment agreement is terminated for "Cause" (as defined in the employment agreement) by the Company, or by resignation by Mr. Stewart, he is entitled to the compensation then earned and vested prior to the date of termination (excluding any bonus). If the employment agreement is terminated other than for "Cause" by the Company or death or disability by or of Mr. Stewart, he is entitled to (i) the compensation earned by and vested in him prior to the date of termination as provided for in the employment agreement (including bonus) and the 1998 Incentive Stock Option Plan up to that date, and (ii) payment of his salary, average bonus, and continuation of certain benefits through the 12 months following termination.

          On March 2, 1998 the Company granted to Bill D. Stewart, pursuant to the Company's 1998 Incentive Stock Option Plan, options to acquire up to 255,000 shares of Common Stock. The exercise price for such options was $4.00 per share (the average closing bid price of the shares of Common Stock on the NASDAQ OTC Bulletin Board as quoted by Bloomberg, LP for the five (5) day trading period ending on March 2, 1998). At a Board of Directors meeting held on October 14, 1999, these options were repriced to 110% of the market price of the Common Stock on October 14, 1999 ($1.13). Such options will vest in four equal portions on each of the first four anniversaries of the grant date, subject to any limitations on exercise contained in the 1998 Incentive Stock Option Plan and provided that the term of Mr. Stewart's employment agreement with the Company shall not have ended prior to such anniversary. Notwithstanding the foregoing, in the event of any sale (including, without limitation, pursuant to either a tender offer or a merger of the Company which results in the shareholders of the Company holding less than fifty percent (50%) of the stock of the surviving corporation) of the Company during such term, subject to certain limitations, all of Mr. Stewart's options not then vested shall immediately vest.

          In February 1999, Mr. Batina entered into an employment agreement with the Company which can be terminated without cause by either party upon 30 days notice. Pursuant to the employment agreement, Mr. Batina is entitled to a base salary of $156,000 per year and a bonus of up to 30% of his base salary pursuant to the incentive bonus plan. In addition, Mr. Batina has been granted options to purchase up to 100,000 shares of Common Stock, which options vest in equal annual amounts on each of the first four anniversaries of his employment. At a Board of Directors meeting held on October 14, 1999, these options were repriced to 110% of the market price of the Common Stock on October 14, 1999 ($1.13).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 2000, of the Company's outstanding Common Stock by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities, the Company's equity securities held by each director and by each of the named executive officers and the directors and executive officers of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding.

Name & Address                       Class      Amount and Nature of      Percent
of Beneficial Owner (1)            of Stock      Beneficial Owner         of Class
-----------------------             --------     ----------------        --------
Lionel P. Boissiere, Jr .......      Common                0 (2)             0%
William B. Doyle, Jr ..........      Common                0 (2)             0%
Derek Hall ....................      Common           29,000 (3)           .02%
David Weil ....................      Common          235,000 (4)           1.3%
Bill D. Stewart ...............      Common          127,500 (5)            .7%
Lawrence J. Batina ............      Common           25,500 (6)            .1%

Health Holdings and ...........      Common       16,187,356 (2)          89.5%
Botanicals, Inc. ..............      Preferred     1,250,024 (2)           100%
330 Primrose Rd ...............
5th Floor
Burlingame, CA. 94010

Executive Officers and ........      Common       16,604,356 (6)          91.8%
Directors As a Group
Consisting of 6 Persons

FOOTNOTES

(1) Except as otherwise indicated, the address of each person named in the above table is in care of Naturade, Inc., 14370 Myford Road, Irvine, CA. 92606.

(2) Total includes 5,064,412 shares of Common Stock owned by Health Holdings; 1,250,024 shares of the Company's Series A Convertible Preferred Stock ("Preferred Shares") owned by Health Holdings; 600,000 shares of Common Stock exercisable under warrants related to the Company's Finance Agreement as discussed under Item 13; 9,494,373 shares of Common Stock exercisable under the Company's Credit Agreement as discussed under Item 13, and 1,028,571 shares of Common Stock exercisable under the Company's Loan Agreement as discussed under
Item 13. Common and Preferred Shares of Health Holdings are held by (i) Doyle & Boissiere Fund I, LLC, a Delaware limited liability company (of which Messrs. William B. Doyle, Jr., and Lionel P. Boissiere, directors of the Company, are principals and managing members), (ii) Mr. Anders Brag and (iii) Taishan Holdings, Inc., a British Virgin Islands corporation (of which Messrs. William
S. Doyle (no relation to William B. Doyle, Jr.) and Anders Brag hold equity interests). Messrs. William B. Doyle, Jr. and Lionel P. Boissiere each disclaim beneficial ownership of the Company's Common Shares and Preferred Shares held by Health Holdings.

(3) Total includes 4,000 shares of Common Stock directly owned and 25,000 shares of Common Stock which can be purchased under presently exercisable options.

(4) Total includes 90,000 shares of Common Stock solely owned by Mr. Weil, 120,000 shares of Common Stock owned by a company of which Mr. Weil is a 50% owner and 25,000 shares of Common Stock which can be purchased under presently exercisable options.

(5) Total includes 127,500 shares of Common Stock which can be purchased under presently exercisable options.

(6) Total includes 25,000 shares of Common Stock which can be purchased under presently exercisable options.

(7) Total includes shares of Common Stock beneficially owned by Health Holdings; see note 2 above. See also notes 3, 4, 5 and 6 above with respect to additional shares of Common Stock includes in this total.

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

          Pursuant to the terms of the Purchase Agreement, the Shareholders sold to Health Holdings 858,473 shares of Common Stock in exchange for $2,575,419. Simultaneously, the Company sold to Health Holdings (a) 2,023,222 newly issued shares of Common Stock and (b) 1,250,024 shares of Preferred Stock for a total purchase price of $6,000,000.

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

          The Transaction Documents include a Registration Rights Agreement, dated as of December 15, 1997, between the Company and Health Holdings; a Consulting Agreement, dated as of December 12, 1997, between the Company and D&B; a First Amendment to Lease, dated as of December 15, 1997, between Allan Schulman and the Company, collectively as landlord, on the one hand, and the Company, as tenant, on the other (which was subsequently terminated upon the sale of the Company's former headquarters); a Mutual Option Agreement, dated December 15, 1997, between Allan Schulman and the Company (which was subsequently terminated upon the sale of the Company's former headquarters); an Employment, Consulting and Non-Competition Agreement, dated as of December 15, 1997, between Allan Schulman and the Company (which was subsequently terminated); and a Letter Agreement, dated December 11, 1997, between the Company and DGSE pursuant to which the Company exchanged 108,500 shares of DGSE common stock held by the Company for 48,000 shares of Common Stock of the Company held by DGSE. The Health Holdings Transaction was reported by the Company on Form 8-K filed by the Company on December 23, 1997, which is incorporated herein by this reference.

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

          On October 14, 1999, the Company granted 50,000 options to each of the two new Directors Messrs. Hall and Weil at an exercise price of $1.03, which was the closing price of the Company's Common Stock on that day.

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

          In June 1999, the Finance Agreement was amended (the "Amendment") to increase the amount of available borrowings to $1.6 million at an interest rate of 8% per annum. The Amendment further provides that for each dollar borrowed over $1.0 million, the Company shall issue a Warrant to Health Holdings to purchase one-half (0.5) of a share of Common Stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 Warrants previously issued under the Finance Agreement prior to the Amendment was reset to $1.00 per share, subject to adjustment. As of December 31, 1999, the Company had issued 300,000 Warrants under the Amendment. All borrowings under the Finance Agreement are secured by the assets of the Company. All borrowings made prior to June 1, 1999 are due on March 7, 2000; those made after May 31, 1999 are due May 31, 2000. As of December 31,1999, the Company borrowed $1,600,000 under the Finance Agreement and the Amendment and issued a total of 600,000 Warrants to Health Holdings. The Company recorded the fair value of the warrants issued as a debt discount and will amortize this discount over the life of the debt. Interest expense of approximately $429,000 was recorded related to the warrant grants for the fiscal year ended December 31, 1999. The Finance Agreement further provides that at any time upon written notice, Health Holdings may convert any portion of the advances into shares of the Company's Common Stock at a conversion price equal to the lower of $1.00 per share or the then fair market value of the Company's Common Stock.

          In March 2000, the Company and Health Holdings signed a further Amendment to the Finance Agreement whereby the advances of $1,600,000 plus accrued interest of $23,145 were converted into Common Stock of the Company as provided for in the Agreement. Per the Agreement, the debt was converted at $
 .8125 per share, which resulted in 1,997,717 shares of restricted Common Stock being issued to Health Holdings. Effective with the conversion, the Finance Agreement terminated and is no longer in effect.

          In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings. The Credit Agreement provides for advances (the "Advances") of $4 million at a per annum interest rate of 8% with a due date of July 31, 2004. As of December 31, 2000, the Company has draw down the full $4 million of this

Credit Agreement. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's Common Stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's Common Stock. On October 1, 2000, Health Holdings agreed to convert the interest earned from April 1 to September 30, 2000 of $153,788 to the outstanding principal amount as a payment-in-kind (PIK). With this PIK amount added to the original September 30, 2000 borrowings of $4 million, the December 31, 2000 borrowings total $4,153,788. Health Holdings has agreed to PIK the October 1 to December 31, 2000 interest of $83,759 which will be added to the principal on January 1, 2001.

            In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allows for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with a due date of August 31, 2003. Interest only payments are required on a quarterly basis. As of December 31, 2000, the Company had borrowed $800,000 under this facility. The Loan Agreement further provides that the Lender Group may convert all or any part of the Loan Advances into shares of the Company's common stock at a conversion price equal to the lower of (a) the average closing bid of the Company's common stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company's common stock for the ten trading days prior to the date of receipt of notice of conversion.

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


(C)      Financial Statement Schedules.

The following is a list of the financial statement schedules filed as part of this Annual Report on Form 10-K:

     None

Supplemental Information to be furnished with Reports filed pursuant to Section 15 (d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders with respect to Fiscal 2000. Proxy materials will be furnished to security holders subsequent to the filing of this Form 10-K and copies of such material will be furnished to the Commission when it is sent.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. NATURADE, INC.

 Date:    April 2, 2001             /s/ BILL D. STEWART
                                    ------------------------------------------
                                    Bill D. Stewart
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

 SIGNATURE                                  TITLE                                    DATE
/s/ BILL D. STEWART
-----------------------------         Director
Bill D. Stewart                      Chief Executive Officer
                                     (Principal Executive Officer)               April 2, 2001

/s/ LAWRENCE J. BATINA               Chief Financial Officer
---------------------------          (Principal Accounting Officer)              April 2, 2001
Lawrence J. Batina

/s/ LIONEL P. BOISSIERE, JR.          Director                                   April 2, 2001
------------------------------
Lionel P. Boissiere

/s/ WILLIAM B. DOYLE, JR.             Director                                   April 2, 2001
-------------------------
William B. Doyle, Jr.

/s/ DEREK HALL                        Director                                   April 2, 2001
---------------------
Derek Hall

/s/ DAVID A. WEIL                     Director                                   April 2, 2001
-----------------------
David A. Weil

NATURADE, INC.

TABLE OF CONTENTS

                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                           47

FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 2000 AND DECEMBER 31, 1999,
   THE THREE MONTHS ENDED DECEMBER 31, 1998
   AND THE YEAR ENDED SEPTEMBER 30, 1998

   BALANCE SHEETS                                                      48

   STATEMENTS OF OPERATIONS                                            49

   STATEMENT OF COMPREHENSIVE LOSS                                     50

   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                        51

   STATEMENTS OF CASH FLOWS                                            52

   NOTES TO FINANCIAL STATEMENTS                                       53

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Naturade, Inc.

We have audited the accompanying balance sheets of Naturade, Inc. as of December 31, 2000 and 1999, and the related statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended, the three months ended December 31, 1998 and the year ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, the three months ended December 31, 1998 and the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  DELOITTE & TOUCHE LLP
--------------------------

Costa Mesa, California
March 9, 2001

NATURADE, INC.

BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999

                           ASSETS
                                                                                       2000                    1999
Current assets:
   Cash and cash equivalents                                                              $202,648               $1,056,240
   Accounts receivable, net                                                              2,481,808                1,217,323
   Inventories                                                                           2,116,659                2,225,289
   Prepaid expenses and other current assets                                               238,200                  178,603
                                                                                  -----------------      ------------------
                           Total current assets                                          5,039,315                4,677,455

Property and equipment, net                                                                266,418                  326,317
Other assets                                                                                84,086                   99,178
                                                                                  -----------------      ------------------
                           Total assets                                                 $5,389,819               $5,102,950
                                                                                  =================      ===================

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
   Accounts payable                                                                     $2,272,472               $2,035,862
   Accrued expenses                                                                        696,894                  547,573
   Current portion of long-term debt                                                     1,843,080                2,743,949
                                                                                        ----------               ---------
                           Total current liabilities                                     4,812,446                5,327,384

Long-term debt, less current maturities                                                  5,049,770                3,778,528

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 50,000,000 shares; issued and outstanding, 7,347,389 at December 31, 2000
  and 5,349,084 at December 31, 1999                                                           735                      535
Preferred stock, par value $0.0001 per share; authorized, 2,000,000
   shares; issued and outstanding, 1,250,024, at liquidation value                             125                      125

Additional paid-in capital                                                              11,349,482                9,688,025
Accumulated deficit                                                                    (15,822,739)             (13,691,647)
                                                                                  -----------------      ------------------
                           Total stockholders' deficit                                  (4,472,397)              (4,002,962)
                                                                                  -----------------      ------------------
                           Total liabilities and stockholders' deficit                  $5,389,819               $5,102,950
                                                                                  =================      ===================

                 See accompanying notes to financial statements.

NATURADE, INC

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, THE
   THREE MONTHS ENDED DECEMBER 31, 1998 AND THE YEAR ENDED SEPTEMBER 30, 1998

                                                                                               Three Months
                                                         Year Ended          Year Ended            Ended            Year Ended
                                                     December 31, 2000    December 31, 1999  December 31, 1998   September 30, 1998

Net sales                                               $15,671,494          $11,946,702         $3,597,155          $13,506,972

Cost of sales                                             8,301,128            7,376,904          2,269,950            7,794,089
                                                         ----------           ----------         ----------           ----------

Gross profit                                              7,370,366            4,569,798          1,327,205            5,712,883
                                                         ----------           ----------         ----------           ----------

Costs and expenses:
     Selling, general and  administrative expenses        8,839,159            8,923,832          1,975,550            8,485,390
     New product design costs                                     -                    -                  -              443,333
     Other operating expense                                      -            2,844,344                                       -
                                                         ----------          -----------         ----------           ----------


       Total operating costs and expenses                 8,839,159           11,768,176          1,975,550            8,928,723
                                                         ----------          -----------         ----------           ----------

Operating loss                                           (1,468,793)          (7,198,378)          (648,345)          (3,215,840)

Other expense:
    Interest expense                                        660,569            2,351,992             89,981              397,716
    Other expense                                               930              145,643            208,347              460,809
                                                         ----------          -----------         ----------           ----------

Loss before provision for income taxes                   (2,130,292)          (9,696,013)          (946,673)          (4,074,365)

Provision for income taxes                                      800                  800                  -               35,450
                                                         ----------          -----------         ----------           ----------

Net loss                                                ($2,131,092)         ($9,696,813)         ($946,673)         ($4,109,815)
                                                        ============        =============      =============      ==============
Basic and Diluted Net Loss per share                         ($0.30)              ($1.81)            ($0.18)              ($0.84)
                                                        ============        =============      =============      ==============
Weighted Average Number of Shares used in Computation
  of Basic and Diluted Net Loss per share                 7,000,000            5,346,000          5,227,000            4,874,000

                 See accompanying notes to financial statements

NATURADE, INC

STATEMENTS OF COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999,
   THE THREE MONTHS ENDED DECEMBER 31, 1998 AND THE YEAR ENDED SEPTEMBER 30,
   1998

                                                                                                Three Months
                                                            Year Ended        Year Ended            Ended          Year Ended
                                                        December 31, 2000  December 31, 1999  December 31, 1998  September 30, 1998
Net loss                                                   ($2,131,092)       ($9,696,813)         ($946,673)        ($4,109,815)
                                                           ============       ============      ============         ============

Other comprehensive loss:
  Reclassification adjustments for gains included                    -                  -                  -             (83,400)
  in net loss Comprehensive Loss:                          ($2,131,092)       ($9,696,813)         ($946,673)        ($4,193,215)
                                                           ============       ============      ============         ============

                 See accompanying notes to financial statements

NATURADE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31,
  2000 AND 1999, THE THREE MONTHS ENDED DECEMBER 31, 1998 AND THE YEAR ENDED SEPTEMBER 30, 1998

                                                                   Common                             Preferred       Additional
                                              ------------------------------------------------------------------------ Paid-In
                                                   Shares            Amount          Shares             Amount          Capital
BALANCE SEPTEMBER 30, 1997                        3,297,223             $330              -                -           $1,539,902

  Issuance of common stock                        2,042,222              204                                            6,000,000
  Issuance of preferred stock                                                        1,250,024              125
  Repurchase of common stock                        (48,000)              (5)                                            (244,120)
  Cancellation of common stock                     (100,000)             (10)                                             (72,117)
  Issuance of stock options                                                                                               115,516
  Exercise of stock warrants                         12,286                1                                               36,527
  Decrease in unrealized gain on
     available-for-sale security, net

     Net loss for the year
                                                -----------        -----------     -------------     ------------    -------------

BALANCE SEPTEMBER 30, 1998                        5,203,731             $520         1,250,024             $125        $7,375,708

  Issuance of common stock                           70,000                7                                               77,493

     Net loss for the period
                                                -----------        -----------     -------------     ------------    -------------

BALANCE, DECEMBER 31, 1998                        5,273,731              527         1,250,024              125         7,453,201

  Issuance of stock warrants and
       convertible debt                                                                                                 2,194,973
  Exercise of stock warrants and                     75,353                8                                               39,851
        issuance of common stock
     Net loss for the year
                                                -----------        -----------     -------------     ------------    -------------

BALANCE, DECEMBER 31, 1999                        5,349,084             $535         1,250,024             $125        $9,688,025

  Issuance of common stock                        1,998,305              200                                            1,661,457

     Net loss for the period
                                                -----------        -----------     -------------     ------------    -------------

BALANCE, DECEMBER 31, 2000                        7,347,389             $735         1,250,024             $125       $11,349,482
                                                ===========       ===========     =============     ============    =============


                                                  Retained                Accumulated
                                                   Earnings                   Other
                                                 (Accumulated             Comprehensive
                                                   Deficit)                  Income            Total
BALANCE SEPTEMBER 30, 1997                         $1,061,654                $83,400         $2,685,286

  Issuance of common stock                                                                   $6,000,204
  Issuance of preferred stock                                                                      $125
  Repurchase of common stock                                                                  ($244,125)
  Cancellation of common stock                                                                 ($72,127)
  Issuance of stock options                                                                    $115,516
  Exercise of stock warrants                                                                    $36,528
  Decrease in unrealized gain on
     available-for-sale security, net                                        (83,400)          ($83,400)

     Net loss for the year                         (4,109,815)                     -        ($4,109,815)
                                                 -------------          --------------     -------------

BALANCE SEPTEMBER 30, 1998                        ($3,048,161)                    $0         $4,328,192

  Issuance of common stock                                                                      $77,500

     Net loss for the period                         (946,673)                     -          ($946,673)
                                                 -------------          --------------     -------------

BALANCE, DECEMBER 31, 1998                         (3,994,834)                     0         $3,459,019

  Issuance of stock warrants and
       convertible debt                                                                      $2,194,973
  Exercise of stock warrants and                                                                $39,859
        issuance of common stock
     Net loss for the year                         (9,696,813)                     -        ($9,696,813)
                                                 -------------          --------------     -------------

BALANCE, DECEMBER 31, 1999                       ($13,691,647)                    $0        ($4,002,962)

  Issuance of common stock                                                                   $1,661,657

     Net loss for the year                         (2,131,092)                     -        ($2,131,092)
                                                 -------------          --------------     -------------

BALANCE, DECEMBER 31, 2000                       ($15,822,739)                     0        ($4,472,397)
                                                 =============          ==============     =============

NATURADE, INC

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, THE
  THREE MONTHS ENDED DECEMBER 31, 1998 AND THE YEAR ENDED SEPTEMBER 30, 1998

                                                                           Year Ended            Year Ended
                                                                        December 31, 2000     December 31, 1999
Cash flows from operating activities:
Net loss                                                                  ($2,131,092)         ($9,696,813)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization                                                  83,549              149,797
Provision for bad debt expense                                                207,474              437,396
Provision for excess and obsolete inventories                                 189,867              874,571
Deferred income taxes
Gain (loss) from sale of property & equipment                                   7,573             (147,757)
Writeoff of Intangible Assets                                                     -              1,070,344
Writeoff of debt discount for debt conversions                                173,747
Expense for stock options, warrants and convertible debt                       37,778            2,194,973
Net gain on exchange of available-for-sale security
Legal settlement payment under terms of note                                      -                424,000
Changes in assets and liabilities:
   Accounts receivable                                                     (1,471,959)            (360,108)
   Inventories                                                                (81,237)          (1,005,879)
   Income taxes receivable                                                        -                163,416
   Prepaid expenses and other current assets                                  (59,597)             147,251
   Other assets                                                                15,092               16,836
   Accounts payable and accrued expenses                                      385,930            1,126,570
                                                                          -----------           -----------
          Net cash used in operating activities:                           (2,642,876)          (4,605,402)

Cash flows from investing activities:

Related Party Receivable                                                          -                600,000
Purchase of property and equipment                                            (32,473)            (292,772)
Proceeds from sale of property and equipment                                    1,250            1,981,756
                                                                          -----------           -----------
          Net cash (used in) provided by investing activities:                (31,223)           2,288,984

Cash flows from financing activities:

Net borrowings (repayment) under line of credit                               830,226             (469,692)
Proceeds from issuance of debt to related party                             1,303,788            5,099,399
Proceeds from issuance of debt                                                    -                163,242
Payments of long-term debt, including capital lease                          (314,242)          (2,302,179)
Repurchase of common stock
Proceeds from exercise of convertible debt feature                                -                 38,800
Proceeds from exercise of stock options/warrants                                  735                1,059
                                                                          -----------           -----------
          Net cash provided by financing activities:                        1,820,507            2,530,629

Net increase (decrease) in cash and cash equivalents                         (853,592)             214,211
Cash and cash equivalents, beginning of period                              1,056,240              842,029
                                                                          -----------           -----------
Cash and cash equivalents, end of period                                  $   202,648          $ 1,056,240
                                                                          ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest                                                                  $   347,864          $   432,816
Taxes                                                                     $       800          $       800

Non-cash transaction

In March 2000, Health Holdings and Botanicals, LLC converted the entire outstanding balance under the Finance Agreement of $1,600,000 plus accrued interest of $23,145 into 1,997,717 shares of restricted common stock of the
Company based on the then fair market value of the Company's common stock of
$.812


                                                                    Three Months Ended              Year Ended
                                                                    December 31, 1998           September 30, 1998
Cash flows from operating activities:
Net loss                                                                  ($946,673)                ($4,109,815)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization                                                47,178                     186,454
Provision for bad debt expense                                               59,800                      61,000
Provision for excess and obsolete inventories                                   -                       200,000
Deferred income taxes                                                           -                       146,528
Gain (loss) from sale of property & equipment                                 6,363                       8,184
Writeoff of Intangible Assets
Writeoff of debt discount for debt conversions
Expense for stock options, warrants and convertible debt                        -                       115,516
Net gain on exchange of available-for-sale security                                                    (110,125)
Legal settlement payment under terms of note
Changes in assets and liabilities:
   Accounts receivable                                                       64,881                     (75,632)
   Inventories                                                             (136,041)                    255,681
   Income taxes receivable                                                      -                      (163,416)
   Prepaid expenses and other current assets                               (116,952)                   (166,752)
   Other assets                                                             (31,343)                    157,659
   Accounts payable and accrued expenses                                    (99,511)                     80,837
                                                                        -----------                 -----------
          Net cash used in operating activities:                         (1,152,298)                 (3,413,881)

Cash flows from investing activities:

Related Party Receivable                                                        -                      (600,000)
Purchase of property and equipment                                           (2,490)                    (45,986)
Proceeds from sale of property and equipment                                    -                         1,925
                                                                        -----------                 -----------
          Net cash (used in) provided by investing activities:               (2,490)                   (644,061)

Cash flows from financing activities:

Net borrowings (repayment) under line of credit                                 -                       300,000
Proceeds from issuance of debt to related party
Proceeds from issuance of debt
Payments of long-term debt, including capital lease                         (56,196)                   (216,862)
Repurchase of common stock                                                                             (244,125)
Proceeds from exercise of convertible debt feature                           77,500                   6,000,329
Proceeds from exercise of stock options/warrants                                                         36,528
                                                                        -----------                 -----------
          Net cash provided by financing activities:                         21,304                   5,875,870

Net increase (decrease) in cash and cash equivalents                     (1,133,484)                  1,817,928
Cash and cash equivalents, beginning of period                            1,975,513                     157,585
                                                                        -----------                 -----------
Cash and cash equivalents, end of period                                $   842,029                 $ 1,975,513
                                                                        ===========                 ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:

Interest                                                                $    91,095                 $   396,782
Taxes                                                                   $         0                 $   141,036

                 See accompanying notes to financial statements

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2000 AND 1999, THE THREE MONTHS ENDED DECEMBER 31, 1998 AND THE YEAR ENDED SEPTEMEBER 30, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Naturade, Inc., a Delaware corporation (the "Company" or "Naturade"), is a leading provider of low carbohydrate, high protein powders, aloe vera based health and beauty aids, nutritional and herbal supplements, aloe drinks and soy protein based powders, bars and ready-to-drink products. Its products are sold to the health food and mass market channels through distributors and directly to retailers in the United States and overseas.

BASIS OF PRESENTATION - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2000, the Company has an accumulated deficit of $15,822,739, net working capital of $226,869, a stockholders' capital deficiency of $4,472,397, has incurred recurring net losses and was not in compliance with one of its debt covenants. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 4, the Company is not in compliance with a certain provision of its debt agreement and is pursuing a waiver from its lender. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations.

In response to these conditions, the Company, under current management has made certain financial and organizational changes and completed a detailed analysis of the Company's core competencies, the nutraceutical market, competitors, specific product categories and externally available resources. Based on this analysis, the management team has focused its sales force on growth-oriented health food and mass market retail segments, taken action to reduce overhead costs and developed product line extensions in the rapidly growing soy protein category, specifically in the ready-to-drink market segment. Management is also continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations.

CHANGE IN FISCAL YEAR - Effective October 1, 1998, the Company changed its reporting period from a fiscal year ending September 30th to December 31st.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

CONCENTRATION OF CREDIT RISK - Financial instruments that subject Naturade to concentration of credit risk consist primarily of cash, accounts receivables, related party receivables, and notes receivable. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. Naturade performs ongoing credit evaluations of its customers and maintains an allowance for estimated credit losses. The Company maintains cash balances with financial institutions that are in excess of federally insured limits.

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

ACCOUNTS RECEIVABLE - Accounts receivable are presented net of an allowance for doubtful accounts of $175,915 and $291,387 at December 31, 2000 and December 31, 1999, respectively, and net of an allowance for returns of $353,479 and $225,479 at December 31, 2000 and December 31, 1999, respectively. The allowance for doubtful accounts and returns includes the following:

         Balance as of December 31, 1998                       $ 200,800
             Provision for doubtful accounts and returns         437,396
            Deductions                                          (121,330)
                                                               ---------
          Balance as of December 31, 1999                        516,866
           Provision for doubtful accounts and returns           207,474
           Deductions                                           (194,946)
                                                               ---------
          Balance as of December 31, 2000                      $ 529,394
                                                               =========

INVENTORIES - Inventories are valued at the lower of cost or market. The weighted average method is used to determine cost. The reserve for excess and obsolete inventories includes the following:

         Balance as of December 31, 1998                     $ 200,000
             Provision for excess and obsolete inventory       874,571
             Write-offs                                       (480,104)
                                                             ---------
          Balance as of December 31, 1999                      594,467
             Provision for excess and obsolete inventory       189,867
             Write-offs                                       (514,716)
                                                             ---------
          Balance as of December 31, 2000                    $ 269,618
                                                             =========

INVESTMENTS - The Company accounts for investments pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments have been categorized as "available for sale" and, as a result, are stated at fair value. Accordingly, any unrealized holding gains and losses are to be included as a component of accumulated other comprehensive income, net of tax, until realized. As of December 31, 2000, the Company had no investments.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization, computed using the straight-line method over the estimated useful lives of the related assets ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

INTANGIBLE ASSETS - As of December 31, 1999, the Company wrote off the net carrying value of all intangible assets based on a review of its trademarks, copyrights and other intangible assets in accordance with SFAS 121.

IMPAIRMENT OF LONG-LIVED ASSETS - In accordance SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. During 1999, the Company determined that impairment had occurred with respect to its intangible assets and wrote off the remaining net carrying values.

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

REVENUE RECOGNITION -Sales are recognized upon shipment and passage of title. The Company accrues for estimated returns at the time of sale. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

NET INCOME (LOSS) PER SHARE - Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e. convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially dilutive securities are excluded in net loss periods as their effect would be antidilutive.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed when incurred and amounted to $251,457, $326,946, $62,474 and $279,370 for the years ended December 31, 2000 and December 31,1999, the three months ended December 31, 1998 and for the year ended September 30, 1998.

ADVERTISING - The Company expenses the cost of advertising as incurred. Advertising expenses amounted to $126,743, $667,155, $185,213 and $1,448,390 for the years ended December 31, 2000 and December 31, 1999, the three months ended December 31, 1998 and for the year ended September 30, 1998.

DEFERRED RENT - Deferred rent totaling $78,933 and $35,877 at December 31, 2000 and December 31, 1999, respectively, is included in accrued expenses. Deferred rent represents rental expense (recorded on a straight-line basis) in excess of actual rental payments to date.

MAJOR CUSTOMER - During the fiscal years ended December 31, 2000 and December 31, 1999, the three months ended December 31, 1998, and the fiscal year ended September 30, 1998, the Company had sales to a customer in excess of 10% of the Company's total net sales. Sales to this customer were $2,859,864, $2,875,942, $626,681 and $2,915,524 for the fiscal years ended December 31, 2000 and December 31, 1999, the three months ended December 31, 1998 and the year ended September 30, 1998, respectively. Accounts receivable from this customer were approximately $266,250 and $403,169 at December 31, 2000 and December 31, 1999. The loss of this customer could have a material adverse effect on the Company's results of operations. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

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

NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company adopted in the fourth quarter of 2000. Adoption of SAB No. 101 did not have a material impact on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, as Interpretation of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000 and such adoption did not have material impact on the Company's financial statements.

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

2. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 2000 and December 31, 1999 consisted of the following:

                                                                December 31, 2000       December 31, 1999
          Raw Materials                                          $   300,219             $      180,174
          Finished Goods                                           2,086,058                  2,639,582
                                                                  ----------                 -----------

          Subtotal                                                 2,386,277                  2,819,756
          Less: Reserve for Excess and Obsolete Inventories         (269,618)                  (594,467)
                                                                  ----------                 -----------
                                                                  $2,116,659                 $2,225,289
                                                                  ==========                 ===========

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and December 31, 1999 consisted of the following:

                                                             December 31,2000          December 31, 1999
          Land                                                      $-                           $-
          Building and improvements                               160,196                      148,581
          Machinery and equipment                                 406,650                      417,038
          Automobiles                                              83,980                      101,344
                                                               ----------                    ----------
          Total                                                   650,826                      666,963
          Less accumulated depreciation and amortization         (384,408)                    (340,646)
                                                               ----------                    ----------

          Property and equipment, net                          $  266,418                     $326,317
                                                               ==========                    ==========

4. DEBT

Long-term debt consists of the following at December 31, 2000 and December 31, 1999.

                                                                               December 31, 2000    December 31, 1999
 Line of Credit                                                                    $ 1,810,534       $   980,308
 Credit Agreement with majority shareholder                                          4,153,788         3,650,000
 Loan Agreement with majority shareholder and other investors                          800,000               -0-
 Finance Agreement with majority stockholder, net of debt discount                         -0-         1,449,399
 Note Payable to Performance Nutrition, Inc (Note 7)                                       -0-           282,667
 Notes Payable due to a former stockholder's estate,
    borrowings bear interest at 8% and are due in monthly
    installments of $2,832                                                             120,081           143,434
 Other notes payable                                                                     8,447            16,669
                                                                                   -----------       ------------
 Total                                                                               6,892,850         6,522,477
Less line of credit and current portion of long-term debt                           (1,843,080)       (2,743,949)
                                                                                   -----------       ------------
Long-term debt                                                                     $ 5,049,770       $ 3,778,528
                                                                                   ===========       ============


          A summary of long-term debt maturities as of December 31, 2000 is as follows:

            YEAR ENDING DECEMBER 31            AMOUNT
                    2001                    $1,843,080
                    2002                        28,584
                    2003                       829,664
                    2004                     4,185,914
                    2005                         5,608
                    thereafter                    --
                                               -------
                           Total           $ 6,892,850
                                            ===========

LINE OF CREDIT - On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. Amounts due under the Credit and Security Agreement bear interest at the prime rate plus 1.5%. Borrowings under the Credit and Security Agreement which totaled $1,810,534 at December 31, 2000, are collateralized by substantially all assets of the Company. At December 31, 2000 the prime rate was 9.5% and the interest charge under the Credit and Security Agreement was 11.0%. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios are met. As of December 31, 2000, the Company was not in compliance with the minimum net income covenant and is pursuing a waiver from its lender.

CREDIT AGREEMENT WITH MAJORITY SHAREHOLDER - In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings and Botanicals, LLC ("Health Holdings"), a majority stockholder of the Company. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. Initially, interest only payments were required on a quarterly basis. On October 1, 2000, Health Holdings agreed to convert the interest earned from April 1 to September 30, 2000 of $153,788 to the outstanding principal amount as a payment-in-kind
(PIK). Also, on January 1, 2001, Health Holdings agreed to convert the interest earned from October 1 to December 31, 2000 of $83,759 to the outstanding principal amount as a payment-in-kind. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock.

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

In March 2000, Health Holdings converted the entire outstanding balance under the Finance Agreement of $1,600,000 plus accrued interest of $23,145 into 1,997,717 shares of restricted common stock of the Company based on the then fair market value of the Company's common stock of $.812. The unamortized debt discount was written off to interest expense in accordance with EITF 98-5 ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS. Effective with this conversion, the Finance Agreement terminated and is no longer in effect.

LOAN AGREEMENT WITH MAJORITY SHAREHOLDER AND OTHER INVESTORS - In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allows for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with a due date of August 31, 2003. Interest only payments are required on a quarterly basis. As of December 31, 2000, the Company had borrowed $800,000 under this facility. The Loan Agreement further provides that the Lender Group may elect to convert all or any part of the Loan Advances into shares of the Company's common stock at a conversion price equal to the lower of
(a) the average closing bid of the Company's common stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company's common stock for the ten trading days prior to the date of receipt of notice of conversion.

5. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK - During fiscal year ended September 30, 1998, the Company issued 1,250,024 shares of its preferred stock to Health Holdings. The shares pay no dividends except in the event of a liquidation or reorganization of the Company. While convertible, the preferred shares have voting rights equivalent to the common stock on as "as converted' basis.

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

EMPLOYEE STOCK OPTION PLAN - In February 1998, the Company adopted an Incentive Stock Option Plan (the "Plan") to enable participating employees to acquire shares of the Company's common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 575,000 shares. In July 2000, the Company amended the Plan by increasing to 850,000 the number of shares of the Company's common stock which may be subject to awards granted pursuant to the Plan. The actual amount of incentive stock options that may be granted to employees is determined by the Administrative Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 611,250 incentive options under the Plan at the weighted average price of $1.45 as of December 31, 2000. These options expire seven years from the date of grant.

DIRECTOR STOCK OPTIONS - In January 1998, 19,998 options were issued to board members who served a full year at an exercise price of $4.63. During April 1998, options to acquire an additional 51,000 shares were issued to a board member at an exercise price of $4.05. In October 1999, 50,000 options were issued to each of the two new board members at an exercise price of $1.03.

WARRANTS - In 1999, the Company granted warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant.

As part of a restructuring of the Company in 1991, equity holders exchanged their shares for new common stock and Class A and Class B Warrants. The Class A Warrants expired at December 31, 1996. The Class B Warrants allowed for the purchase of one share of common stock for $1.25 per share. Between December 31, 1999 and January 14, 2000, 588 warrants were exercised. On January 15, 2000, the remaining 324,520 unexercised Class B warrants expired.

A summary of the Company's outstanding stock options and warrants activity is as follows:


                                                    WEIGHTED                         WEIGHTED AVERAGE
                                       NUMBER OF  AVERAGE EXERCISE       NUMBER          EXERCISE
                                        SHARES    PRICE PER SHARE      EXERCISABLE         PRICE
Outstanding at September 30, 1997      887,747     $    1.90            887,747            $  1.90
   Granted                             395,998     $    3.78
   Exercised                           (12,286)         3.00
   Expired                             (80,000)         1.50

Outstanding at September 30, 1998    1,191,459     $    2.54            906,459            $  2.06

   Exercised                           (70,000)    $    1.11
   Expired                            (104,998)    $    3.38

Outstanding at December 31, 1998     1,016,461     $    1.78            731,461            $  2.00

   Granted                             949,000     $    1.00
   Exercised                           (60,353)    $     .65
   Expired                             (30,000)    $    3.00
                                     ----------
Outstanding at December 31, 1999     1,875,108     $    1.10          1,330,358            $  1.12

   Granted                             140,000     $     .83
   Exercised                              (588)
   Expired                            (583,270)    $    1.30
                                     ----------


Outstanding at December 31, 2000     1,431,250     $    1.04            962,750            $  1.06

The following table summaries information about stock options and warrants outstanding at December 31, 2000

                                           WEIGHTED                                 WEIGHTED
                                           AVERAGE     WEIGHTED                      AVERAGE
                        OPTIONS AND       REMAINING    AVERAGE   OPTIONS AND      EXERCISE PRICE
        RANGE OF          WARRANTS      CONTRACT LIFE EXERCISE    WARRANTS FOR     EXERCISABLE
     EXERCISE PRICES    OUTSTANDING        IN YEARS     PRICE    EXERCISABLE   OPTIONS AND WARRANTS
        $.60-.875          255,000            2         $.76        78,750            $ .63
        $1.00              600,000            8         $1.00      600,000            $1.00
        $1.03-1.18         536,250            2         $1.11      244,000            $1.13
        $1.62               20,000            2         $1.62       20,000            $1.62
        $3.30               20,000            2         $3.30       20,000            $3.30
                         ---------                                --------
                         1,431,250                                $962,750            $1.06

The estimated weighted average fair value of options or warrants granted during the years ended December 31, 2000, December 31, 1999 and September 30, 1998 are $.50, $1.14 and $2.09, respectively. No options or warrants were granted during the three months ended December 31, 1998. Pursuant to SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had the compensation cost for the Company stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been the pro forma amounts presented below:

                            Year Ended                 Year Ended         Three Months           Year Ended
                        December 31, 2000          December 31, 1999    December 31, 1998  September 30, 1998
Net loss:           As reported  $  (2,131,092)      $(9,696,813)       $   (916,673)        $  (4,109,815)
                    Pro forma    $  (2,450,382)       (9,944,695)       $   (993,116)        $  (4,295,585)

Basic and Diluted
net loss per share: As reported  $  (.30)            $     (1.81)       $     (0.18)         $       (0.84)
                    Pro forma    $  (.35)            $     (1.88)       $     (0.19)         $       (0.88)

The fair value for each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                              Year Ended          Year Ended          Year Ended
                          December 31, 2000   December 31, 1999   September 30, 1998
   WEIGHTED AVERAGE             6.71%           5.45 to 5.62%        5.39 to 5.88%
RISK-FREE INTEREST RATE

EXPECTED LIFE OF               7 years             7 years               3 years
    AN OPTION

EXPECTED STOCK                   45%                 64%                   45%
    VOLATILITY

6. INCOME TAXES

The provision for income taxes for the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the fiscal year ended September 30, 1998 consists of the following:

                        Year Ended           Year Ended           Three Months           Year Ended
                    December 31, 2000    December 31, 1999    December 31, 1998      September 30, 1998
Current:
   Federal                   -                   -                     -                  $(113,967)
   State                    800                 800                    -                      2,889
                          ------              ------                ------                ----------

Total current               800                 800                    -                   (111,078)
                                                                                          ---------

Deferred:
  Federal                    -                   -                     -                    124,202
  State                      -                   -                     -                     22,326
                          ------              ------                ------                ----------

Total deferred               -                   -                     -                    146,528
                          ------              ------                ------                ----------

Total provision             800                 800                    -                  $  35,450
                          ======              ======                ======               ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes due to the following:

                                             Year Ended            Year Ended          Three Months           Year Ended
                                         December 31, 2000     December 31, 1999     December 31, 1998    September 30, 1998
  Computed tax (benefit) expense          $  (720,219)           $(3,393,605)           $  (321,869)         $(1,426,038)
  Increase (decrease) in income taxes
       resulting from:
       Nondeductible expenses                   3,555                  6,157                  2,832                6,800
       State income taxes, net of
        federal tax benefit                       528                    528                 16,642
       Other                                 (576,751)                                         (800)             (43,560)
       Change in valuation allowance        1,293,687              3,387,720                319,837            1,481,606
                                          -----------            -----------            -----------          -----------

                                          $       800            $       800            $      --            $    35,450
                                          ===========            ===========            ===========          ===========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities were as follows:

                                                    December 31, 2000       December 31, 1999
                                                   -------------------     -------------------
Current deferred tax assets/(liabilities):
  Uniform capitalization                              $    73,723              $     78,096
  Allowance for bad debt                                   52,833                   108,135
  Allowance for returns                                   173,959                    96,595
  Accrued vacation                                         20,114                    14,512
  Accrued bonuses                                             -                       5,683
  Inventory reserve                                       674,544                   111,156
  State taxes                                                 272                       -
  Disallowed interest                                     910,508                       -
  Other                                                    31,399                  (196,907)
  Valuation allowance                                  (1,937,352)                 (217,270)
                                                      -----------               -----------
Total current

Noncurrent deferred tax assets/(liabilities):
  Net operating losses and credit carryforwards         4,544,187                 4,868,906
  Depreciation                                            (80,430)                   16,959
  Stock options                                            86,028                    86,028
  Other                                                    (4,287)                     -
  Valuation allowance                                  (4,545,497)               (4,971,893)
                                                      -----------               -----------

Total noncurrent                                             -                         -
                                                      -----------               -----------

Total                                                 $      -                 $       -
                                                      ===========              ============

As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $11,621,000, which begin expiring in December 2017 and state net operating loss carryforwards of $6,178,000, which begin expiring in December 2002.

7. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

EMPLOYMENT AGREEMENTS - The Company has a four-year employment agreement with its chief executive officer (CEO) that began in March 1998. The agreement provides for an annual salary of $200,000.

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

31, 2000 are as follows:

     YEAR ENDING DECEMBER 31        AMOUNT
           2001                    $ 454,054
           2002                      432,795
           2003                      428,510
           2004                      415,266
           2005                      424,634
        Thereafter                   318,440
                                     -------

          Total                  $ 2,473,699

Rent expense charged to operations was $489,937, $486,622, $20,426 and $124,000 for the years ended December 31, 2000 and December 31, 1999, for the three months ended December 31, 1998 and the fiscal year ended September 30, 1998, respectively.

LEGAL PROCEEDINGS - On March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). The Settlement Agreement provided the Company with a full release of the Judgment and required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, which was fully paid off as of December 31, 2000, and (3) a contingent promissory note in the amount of $226,000, which became payable only to the extent that the Company's sales for the second, third and fourth quarters of 1999 exceeded specified targets. As the Company's sales did not meet the specified targets, no amount was payable under the contingent promissory note. Consequently, the adjusted total cost to the Company of the settlement was $1,774,000, exclusive of interest on the promissory note.

In addition to the above-described litigation, the Company is party to various other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.

8. REVIEW OF INTANGIBLES

During 1999, the Company conducted a review of its trademarks, copyrights and other intangible assets in accordance with SFAS 121 which states that long lived assets are to be reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. In 1999, the Company stopped selling to a significant customer for its Kids Plex product line and has been exploring new customers and distribution channels. As a result, the Company believes that an impairment of the related trademarks that were acquired in 1997 has occurred and that the full carrying amount should be written off. Consequently, the Company wrote off the net carrying value of $1,070,344 during 1999.

9.  401(k) PLAN

The Company has a 401(k) plan that is available to all employees of the Company who meet certain age and length of service requirements. The plan provides for Company matching contributions equal to 25% of each employee participant's contribution not to exceed 6% of the employee participant's compensation. The Company's contribution to the plan was $12,621, $13,963, $2,005 and $11,393 for the years ended December

31, 2000 and December 31, 1999, for the three months ended December 31, 1998 and for the fiscal year ended September 30, 1998, respectively.

10. SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the CEO.

Commencing in January 1999, the Company's reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. Operating segment data for the years ended December 31, 2000 and December 31, 1999 are as follows:

                                          Distribution Channels
                                          Health Food     Mass         Total
                                          -----------     ----        ------
  Year ended December 31, 2000
   Sales                                 $10,037,685   $ 5,633,809 $15,671,494
   Cost of Sales                           5,480,295     2,820,833   8,301,128
                                           ---------   -----------   ---------
  Gross Profit                             4,557,390     2,812,976   7,370,366
                                           =========   ===========   =========

                                          Distribution Channels
                                          Health Food      Mass        Total
                                          -----------   -----------   ---------
 Year ended December 31, 1999
   Sales                                 $10,652,697    $1,294,005 $11,946,702
   Cost of Sales                           6,533,649       843,255   7,376,904
                                           ---------   -----------   ---------
  Gross Profit                             4,119,048       450,750   4,569,798
                                           =========   ===========   =========

   Prior to January 1999, the Company's sales to the mass market segment were not significant.

The Company exports products to several international customers. A summary of net sales classified by geographic area is as follows:

     NET SALES FOR THE                            SAUDI                                  OTHER
       PERIODS ENDED               DOMESTIC       ARABIA   CANADA     KOREA   CHINA  INTERNATIONAL    TOTAL
Year ended December 31, 2000     $15,192,775     $   -     $193,392 $   -    $ -      $285,327      $15,671,494
Year ended December 31, 1999      11,356,797      139,658   137,916  123,124   -       189,207       11,946,702
Three Mos December 31, 1998        2,903,631      191,446      -      18,866  395,091   88,121        3,597,155
Year ended September 30, 1998     12,125,650      482,854      -      39,648  417,975  440,845       13,506,972

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary unaudited quarterly financial data from continuing operations for 2000 and 1999 is as follows:

                                                         First         Second          Third         Fourth
Fiscal Year Ended December 31, 2000                     Quarter        Quarter        Quarter         Quarter
                                                       -----------    -----------    -----------    -----------
Net Sales                                              $ 3,386,534    $ 3,672,249     $3,839,867    $ 4,772,844
Gross Margin                                             1,544,941      1,808,905      1,754,877      2,261,643
Operating Loss                                            (450,259)      (356,686)      (390,981)      (270,867)
Net loss                                                  (726,659)      (494,381)      (520,569)      (389,483)
Net loss per share, basic and diluted                       ($0.12)        ($0.07)        ($0.07)        ($0.05)
Wtd. avg shares outstanding,
 basic and diluted                                       5,898,405      7,347,389      7,347,389      7,347,389


                                                          First         Second          Third         Fourth
Fiscal Year Ended December 31, 1999                      Quarter        Quarter        Quarter        Quarter
                                                       -----------    -----------    -----------    -----------
Net Sales                                              $ 2,352,808    $ 2,781,116    $ 3,298,259    $ 3,514,519
Gross Margin                                               968,179        939,819      1,423,842      1,237,958
Operating Loss                                          (3,746,886)    (1,151,509)      (594,394)    (1,705,589)
Net loss                                                (3,782,272)    (1,175,094)    (2,080,605)    (2,658,842)
Net loss per share, basic and diluted                       ($0.71)        ($0.22)        ($0.39)        ($0.50)
Wtd avg. share outstanding,
 basic and diluted                                       5,336,733      5,349,084      5,349,084      5,349,084

                                 INDEX TO EXHIBITS
Document                                                                                       PG #
2               Stock Purchase Agreement, dated as of December 15, 1997 (the                    N/A
                "Stock Purchase Agreement"), by and among the Company, Allan
                Schulman, L.S. Smith, Dallas Gold & Silver Exchange, Inc.
                ("DGSE"),  Barry M. Zwick and Health Holdings and Botanicals,
                Inc. ("HHB"), incorporated by reference to the  Company's
                Current Report on Form 8-K filed on  December 23, 1997.

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

10.3            Employment, Consulting and Non-Competition Agreement, dated as                  N/A
                of December 12, 1997, by and between the Company and Allan
                Schulman, incorporated by reference to the Company's Current
                Report on Form 8-K as filed December 23, 1997.

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

10.24           Credit and Security Agreement by and Between Naturade, Inc. and                  N/A
                Wells Fargo Business Credit, Inc. dated January 27, 2000

10.25           Amendment No. 2 to Finance Agreement by and between Naturade,                    N/A
                Inc. and Health Holdings and Botanicals, LLC dated March 17,
                2000, incorporated by reference to the Company's Form 10-Q
                Report filed for the quarterly period ended March 31, 2000

10.26           Industrial Lease dated as of December 23, 1998 between the                       N/A
                Company and The Irvine Company, incorporated by reference to the Company's Form 10-Q Report filed for the quarterly period ended June 30, 2000.



10.27           Loan Agreement by and Between Naturade, Inc. and Health                          Document 2
                Holdings and Botanicals, LLC. and Wald Holdings, LLC. Dated
                August 31, 2000

23.1            Consent of Rose, Snyder & Jacobs, dated                                          N/A
                December 22, 1998


23.2            Consent of McGladry & Pullen, LLP, dated December 28, 1998                       N/A

23.3            Consent of Rose, Snyder & Jacobs, dated                                          N/A
                March 27, 2000