Form 10-Q
period 2001-03-31
NATURADE INC
filed 2001-05-15
CIK 797167

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 33-7106-A

NATURADE, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2442709
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
14370 Myford Rd., Irvine, California	92606
(Address of principal executive offices)	(Zip Code)

(714) 573-4800
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,347,389 shares as of April 30, 2001.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2001

NATURADE, INC.

Balance Sheets

As of March 31, 2001 and December 31, 2000

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,903	$202,648
Accounts receivable, net	1,672,168	2,481,808
Inventories, net	2,040,836	2,116,659
Prepaid expenses and other current assets	443,584	238,200

Total current assets	4,173,491	5,039,315
Property and equipment, net	328,414	266,418
Other assets	67,620	84,086

Total assets	$4,569,525	$5,389,819

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,171,189	$2,272,472
Accrued expenses	445,277	696,894
Current portion of long-term debt	1,912,795	1,843,080

Total current liabilities	4,529,261	4,812,446
Long-term debt, less current maturities	5,140,230	5,049,770
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 50,000,000 shares; issued and outstanding, 7,347,389 at March 31, 2001 and December 31, 2000	735	735
Preferred stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 1,250,024 at March 31, 2001 and December 31, 2000	125	125
Additional paid-in capital	11,358,926	11,349,482
Accumulated deficit	(16,459,752)	(15,822,739)

Total stockholders' deficit	(5,099,966)	(4,472,397)

Total liabilities and stockholders' deficit	$4,569,525	$5,389,819

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Month Periods

Ended March 31, 2001 and March 31, 2000

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
	(Unaudited)	(Unaudited)
Net sales	$4,260,844	$3,386,534
Cost of sales	2,203,728	1,841,593

Gross profit	2,057,116	1,544,941

Costs and expenses:
Selling, general and administrative expenses	2,527,411	1,953,116
Depreciation and amortization	23,370	42,084

Total operating costs and expenses	2,550,781	1,995,200

Operating loss	(493,665)	(450,259)
Other expense:
Interest expense	145,132	270,407
Other expense (income)	(1,784)	5,193

Loss before provision for income taxes	(637,013)	(725,859)
Provision for income taxes	—	800

Net loss	$(637,013)	$(726,659)

Basic and Diluted Loss per share	$(0.09)	$(0.12)

Weighted Average Number of Shares used in Computation of	7,347,389	5,898,405

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Three Months

Ended March 31, 2001 and March 31, 2000

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Cash flows from operating activities:
Net loss	$(637,013)	$(726,659)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	23,370	42,084
Provision for bad debt expense	205	—
Provision for excess and obsolete inventories	16,099	—
Loss on disposition of property and equipment	—	6,973
Effect of stock options granted	9,444	—
Changes in assets and liabilities:
Accounts receivable	809,435	(125,862)
Inventories	59,725	241,538
Prepaid expenses and other current assets	(205,384)	(300,607)
Other assets	16,466	2,038
Accounts payable and accrued expenses	(352,900)	(242,231)

Net cash used in operating activities:	(260,553)	(1,102,726)
Cash flows from investing activities:
Purchase of property and equipment	(85,366)	(21,155)
Proceeds from sale of property and equipment	—	1,849

Net cash used in investing activities:	(85,366)	(19,306)
Cash flows from financing activities:
Net borrowings under line of credit	70,128	178,138
Proceeds from issuance of debt to related parties	98,296	—
Payments of long-term debt	(8,250)	(113,644)
Amortization of debt discount	—	174,481

Net cash provided by financing activities:	160,174	238,975
Net decrease in cash and cash equivalents	(185,745)	(883,057)
Cash and cash equivalents, beginning of period	202,648	1,056,240

Cash and cash equivalents, end of period	$16,903	$173,183

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$57,206	$133,647
Taxes	$0	$0

See accompanying notes to financial statements

NATURADE, INC.

Notes to Financial Statements

1.
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

2.
Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at March 31, 2001 and December 31, 2000 consisted of the following:

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
Raw Materials	$253,915	$300,219
Finished Goods	2,072,638	2,086,058

Subtotal	2,326,553	2,386,277
Less: Reserve for Excess and Obsolete Inventories	(285,717)	(269,618)

	$2,040,836	$2,116,659

3.
The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of March 31, 2001 are as follows:

Year	Amount
2001 (April-December)	$343,818
2002	432,796
2003	431,003
2004	415,266
2005	427,624
Thereafter	283,056

Total	$2,333,563

4.
In March 1999, the Company entered into a Finance Agreement (the "Finance Agreement") with Health Holdings and Botanicals, LLC ("Health Holdings"), a majority stockholder of the Company. In March 2000, Health Holdings converted the entire outstanding balance under the Finance Agreement of $1,600,000 plus accrued interest of $23,145 into 1,997,717 shares of restricted common stock of the Company based on the then fair market value of the Company's common stock of $0.812. Effective with this conversion, the Finance Agreement terminated and is no longer in effect. The conversion was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933.

5.
In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. Initially, interest only payments were required on a quarterly basis. On October 1, 2000, Health Holdings agreed to add the interest earned from April 1 to September 30, 2000 of $153,788 to the outstanding principal amount. Also, on January 1, 2001, Health Holdings agreed to add the interest earned from October 1 to December 31, 2000 of $83,759 to the outstanding principal amount. Due to these transactions, the balance of the Credit Agreement debt as of March 31, 2001 is $4,237,547. Furthermore, on April 1, 2001, Health Holdings agreed to add the interest earned from January 1 to March 31, 2001 of $83,590 to the outstanding principal amount. The Credit Agreement further provides that any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $.75 per share or the then fair market value of the Company's common stock.

6.
In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allows for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with a due date of August 31, 2003. Initially, interest only payments were required on a quarterly basis. On January 1, 2001, Health Holdings and one other investor agreed to add the interest earned from October 1 to December 31, 2000 of $14,538 to the outstanding principal amount. With this amount added to the December 31, 2000 borrowings of $800,000, the March 31, 2001 borrowings total $814,538. Furthermore, on April 1, 2001, Health Holdings agreed to add the interest earned from January 1 to March 31, 2001 of $9,117 to the outstanding principal amount. The Loan Agreement further provides that the Lender Group may convert all or any part of the Loan Advances into shares of the Company's common stock at a conversion price equal to the lower of (a) the average closing bid of the Company's common stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company's common stock for the ten trading days prior to the date of receipt of notice of conversion.

7.
On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit ("Wells Fargo") that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. Amounts due under the Credit and Security Agreement bear interest at the prime rate (7.5% at March 31, 2001) plus 1.5%. Borrowings under the Credit and Security Agreement which totaled $1,880,662 at March 31, 2001 are collateralized by substantially all assets of the Company. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios are met. These covenants impose minimum quarterly net income amounts, minimum book net worth plus subordinated convertible debt amounts and restrict the payment of cash dividends. As of September 30, 2000 and December 31, 2000, the Company was in technical noncompliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo. Subsequently, the Company obtained a written waiver from Wells Fargo for the noncompliance as of September 30, 2000 and December 31, 2000, respectively. Furthermore, as of March 31, 2001, the Company was in compliance with the minimum net income covenant.

8.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

  The Company's reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.

  Operating segment data for the three months ended March 31, 2001 and March 31, 2000 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended March 31, 2001
Sales	$2,364,146	$1,896,698	$4,260,844
Cost of Sales	1,259,741	943,987	2,203,728

Gross Profit	$1,104,405	$952,711	$2,057,116

Three months ended March 31, 2000
Sales	$2,451,827	$934,707	$3,386,534
Cost of Sales	1,328,719	512,874	1,841,593

Gross Profit	$1,123,108	$421,833	$1,544,941

  Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three months ended March 31, 2001 and March 31, 2000 is as follows:

	United States	International	Total
Three months ended March 31, 2001
Sales	$4,154,694	$106,150	$4,260,844
Cost of Sales	2,144,586	59,142	2,203,728

Gross Profit	$2,010,108	$47,008	$2,057,116

	United States	International	Total
Three months ended March 31, 2000
Sales	$3,247,724	$138,810	$3,386,534
Cost of Sales	1,757,689	83,904	1,841,593

Gross Profit	$1,490,035	$54,906	$1,544,941

  During the three months ended March 31, 2001 and 2000 one customer which includes six distribution centers accounted for 13.9% and 23.6%, respectively, of total net sales.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This discussion contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company. Such risk factors include, without limitation, the risks set forth below under "Risk Factors". The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

    All comparisons below are for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000.

General

    The Company is a branded nutraceuticals marketing company focused on high growth innovative natural products that nourish the health and well-being of consumers. The Company's products include Naturade Total Soy (NTS), a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink and bars, Naturade Soy protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company's products are sold in supermarkets (e.g., Kroger and Albertson's), drug stores (e.g. CVS and Rite-Aid), mass merchants (e.g. Wal*Mart and Kmart), club stores (e.g. Sam's Clubs and Costco), natural supermarkets (e.g. Whole Foods and Wild Oats) and over 5,000 independent health food stores. The number of mass market outlets (supermarkets, drug stores, mass merchants and club stores) that carry the Company's products has increased to over 28,000 at March 31, 2001 from approximately 15,000 at March 31, 2000.

Results of Operations

  Net Sales

    Total net sales for the three months ended March 31, 2001 increased $874,310, or 26%, to $4,260,844 from $3,386,534 for the three months ended March 31, 2000 primarily as a result of (i) an increase in the number of mass market customers and (ii) the continued rollout of the Company's NTS products, offset in part by a continued weakness in the health food market. For the three months ended March 31, 2001, mass market net sales increased $961,991, or 103%, to $1,896,698 from $934,707 for the three months ended March 31, 2000. For the three months ended March 31, 2001, health food net sales decreased $87,681, or 4%, to $2,364,146 from $2,451,827 for the three months ended March 31, 2000. For the three months ended March 31, 2001, domestic net sales increased $906,970, or 28%, to $4,154,694 from $3,247,724 for the three months ended March 31, 2000. For the three months ended March 31, 2001, international net sales decreased $32,660, or 24%, to $106,150 from $138,810 for the three months ended March 31, 2000.

    For the three months ended March 31, 2001, the top 40 customers accounted for $3,940,300 or 92.5% of net sales, with 24 health food customers contributing $2,151,100 or 50.5% of net sales, 14 mass market customers contributing $1,733,300 or 40.7% of net sales, and two international customers contributing $55,900 or 1.3% of net sales. For the three months ended March 31, 2001, the Company continued its rollout of NTS products, with twelve powder products contributing $1,142,400 or 26.8% of net sales. During the quarter, the Company continued its launch of the NTS bars which contributed $239,300 or 5.6% and NTS Calcium 1000 with $326,600 or 7.7% of net sales. The three months ended March 31, 2001 also saw the first complete quarter rollout of NTS ready-to-drink products with $584,900 or 13.7% of net sales. Overall, the top 25 products represented $2,845,300 or 66.8% of sales with fourteen NTS products contributing $2,000,000 or 46.9% of sales, seven protein powders contributing $590,500 or 13.9% of sales, and four Aloe Vera and other products representing $254,800 or 6% of sales.

    The following table segments net sales for the three months ended March 31, 2001 and 2000 along product lines:

	Net Sales by Product Line
	March 31, 2001		March 31, 2000
	$ (in 000's)	% of Total	$ (in 000's)	% of Total
Naturade Total Soy
Original Shake Mix Powders	$1,142.4	26.8%	$1,207.2	35.7%
Calcium 1000 Shake Mix Powders	326.6	7.7	0	0
Ready-to-Drink	584.9	13.7	0	0
Bars	239.3	5.6	41.9	1.2

Subtotal Naturade Total Soy	2,293.2	53.8	1,249.1	36.9
Protein Powders	1,071.2	25.1	1,369.9	40.4
Aloe Vera, Cough & Cold and other	896.4	21.1	767.5	22.7

Total All Products	$4,260.8	100.0%	$3,386.5	100.0%

  Gross Profit

    Gross profit as a percentage of net sales for the three months ended March 31, 2001 increased 2.7% to 48.3% of sales from 45.6% for the three months ended March 31, 2000. The increase was due to initial sales of NTS ready-to-drink products and a higher ratio of other NTS products for the three months ended March 31, 2001which have a higher gross profit than many of the Company's other products.

  Selling, General and Administrative Expenses

    Selling, general and administrative expenses for the three months ended March 31, 2001 increased $574,295 to $2,527,411 or 59.3% of net sales from $1,953,116 or 57.7% of net sales for the three months ended March 31, 2000. Within selling, general and administrative expenses, for the three months ended March 31, 2001, brand expenses, commissions and freight out costs totaled $1,309,346 or $892,601, 155,560 and $261,185, respectively, compared to a total of $802,518 or $445,478, $142,528 and $214,512, respectively, for the three months ended March 31, 2000. This increase of $506,828 accounts for 88% of the total increase for the three months ended March 31, 2001. As a percent of net sales, brand expenses were 20.9% and 13.2%, respectively, for the three months ended March 31, 2001 and 2000. This $447,123 increase in brand expenses for the three months ended March 31, 2001 is due to increases in advertising expenses of $212,668, trade promotions of $233,650, and consumer promotions, public relations and other of $42,505, partially offset by reductions in product development costs of $41,700. These brand expenses increases are part of the Company's strategy to promote the Company's expanded Naturade Total Soy product line under an umbrella concept of brand advertising in order to support the recently obtained new mass market distribution. Commissions and freight out costs as a percent of sales were 3.7% and 6.1%, respectively, for the three months ended March 31, 2001 compared to 4.2% and 6.3%, respectively, for the three months ended March 31, 2000. The balance of the increase in selling, general and administrative costs of $67,467 for the three months ended March 31, 2001, is attributable to additional general and administrative and marketing overhead costs, offset by slight reductions in research and development overhead costs.

  Interest Expense

    Interest expense for the three months ended March 31, 2001 decreased $125,275 compared to the three months ended March 31, 2000 primarily due to the conversion of $1.6 million of Health Holdings convertible debt in March 2000 into 1,997,717 shares of restricted common stock of the Company, thereby reducing overall interest costs and amortization of the debt discount charges. See Note 4 to the Financial Statements.

Liquidity and Capital Resources

    The Company used cash of $260,553 in operating activities in the three months ended March 31, 2001 compared to $1,102,726 for operating activities for the three months ended March 31, 2000. This reduction in cash used in operating activities is primarily due to the large collection of Accounts Receivable for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

    The Company's working capital decreased from $226,869 at December 31, 2000 to a working capital deficit of ($355,770) at March 31, 2001. This decrease was largely due to the Company's operating losses for the three months ended March 31, 2001.

    Cash used in investment activities during the three months ended March 31, 2001 was $85,366 compared to cash used by investing activities during the three months ended March 31, 2000 of $19,306.

    The Company's cash provided by financing activities was $160,174 for the three months ended March 31, 2001 compared to cash provided by financing activities of $238,975 for the three months ended March 31, 2000. The March 31, 2001 amount was the result of an increase in borrowings under the Credit and Security Agreement, borrowings under the Credit Agreement and borrowings under the Loan Agreement. See Notes 5, 6 and 7 to the Financial Statements.

    The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2001, the Company has an accumulated deficit of $16,459,752, a net working capital deficit of $355,770, a stockholders' capital deficiency of $5,099,966, has incurred recurring net losses and was not in compliance with one of its debt covenants. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

    The Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations during the next twelve months, provided that Wells Fargo does not exercise its right to terminate, or demand immediate payment of all amounts outstanding under the Credit and Security Agreement. However, the Company is seeking to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Recently Issued Statements of Financial Accounting Standards

    Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivatives and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The company adopted SFAS effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company adopted in the fourth quarter of 2000. Adoption of SAB 101 did not have a material impact on the Company's financial statements.

    In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44")..FIN 44 clarifies the application of APB 25 for the following: the definition of employee for the purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The Company repriced options to purchase 381,000 shares of common stock in 1999. The Company adopted FIN 44 effective July 1, 2000 and such adoption did not have a material impact on the Company's financial statements. However, the repriced options are now accounted for as variable awards and future increases in the Company's stock price may affect future operating results.

Risk Factors

    The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained herein.

  Dependence on Current and Ongoing Financing

    The Company's success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. Currently, the Company is not in technical compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo Business Credit which, if not waived by Wells Fargo Business Credit, could result in termination of this agreement. See "Management's Discussion and Analysis of Financing Condition and Results of Operations—Liquidity and Capital Resources." and Note 7 of Notes to Financial Statements. Although the Company is seeking additional third party financing, no assurance can be given that the Company will have access to additional funds or, if funds can be obtained, that the terms on which they can be obtained will be satisfactory. In such event, the Company's business and results of operations, and its ability to continue as a going concern, will be materially adversely affected. See Financial Statements to the Company's Form 10-K for the fiscal year ended December 31, 2000, Note 1—Going Concern.

  Impact of Government Regulation

    The Company's operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the U.S. Food and Drug Administration ("FDA") and Federal Trade Commission ("FTC"). Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company's products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

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

  Dependence on Third-Party Manufacturers

    Although the FDA does not currently regulate manufacturing facilities for nutraceutical products, there can be no assurance that the FDA at some time in the future will not begin regulating these manufacturing facilities. Since the Company outsourced its manufacturing requirements in 1999, the Company is significantly dependent on these third-party manufacturers. If the FDA were to begin regulating the manufacturing facilities for nutraceuticals and if the manufacturing facilities used by our third-party manufacturers did not meet those standards, the production of the Company's products could be delayed until the necessary modifications are made to comply with those standards or alternate manufacturers are located. If the manufacturer were unable or unwilling to make the necessary modifications, the Company would be required to find an alternate source to manufacture its products.

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

  Variability of Quarterly Results

    The Company has experienced, and expects to continue to experience, variations in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include the timing of the Company's introduction of new product lines, the level of consumer acceptance of each product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the timing of trade shows, the product mix of customer orders, the timing of placement or cancellation of customer orders, transportation delays, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance.

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

  Effect of Adverse Publicity

    The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company and that various scientific studies have suggested may involve health benefits. While the Company conducts extensive quality control testing on its products the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products. The Company is highly dependent upon consumers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of any such products. The Company's ability to attract and retain distributors could be adversely affected by negative publicity relating to it or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company.

  Intellectual Property Protection

    The Company's success depends in part on its ability to obtain and maintain patent protection for its technologies and products, preserve its trade secrets, and operate without infringing on the property rights of third parties. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. The Company intends to register its trademarks in certain foreign jurisdictions where the Company's products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

    Currently, the Company has received over twenty United States trademark registrations as well as a California registration on one trademark. The Company also maintains trademark registrations in over twelve foreign countries. To the extent the Company does not have patents on its products, another company may replicate one or more of the Company's products. Litigation may be necessary to enforce the Company's patent and proprietary rights. Any such litigation could be very costly and could distract the Company's personnel. The Company can provide no assurance of a favorable outcome of any litigation proceeding. An unfavorable outcome in any proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

  Introduction of New Products

    Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions such as new flavors to currently existing products, as well as new formulations or configurations, such as ready-to-drink and bars. While the Company conducts extensive market research to determine consumer trends in both the mass and health food markets, there can be no assurances that the Company's new products will be accepted by consumers and retailers. In addition, there can be no assurance that once new products are initially distributed to mass and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of international purchases. As a result, the Company bears the risk of exchange rate gains or losses that may result in the future as a result of this financing structure.

    The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U. S. interest rates affect interest paid on the Company's debt. The Company's line of credit is at a variable rate while the Company's Credit Agreement and Loan Agreement are at fixed interest rates.

PART II. Other Information

ITEM 1. Legal Proceedings

    NONE

ITEM 2. Changes in Securities

    NONE

ITEM 3. Defaults upon Senior Securities

    NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

    NONE

ITEM 5. Other Information

    NONE

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits: NONE

  (b)
  Reports on Form 8-K:

        On May 7, 2001, the Company filed a Form 8-K reporting a change in auditors to BDO Seidman, LLP, effective April 30, 2000, replacing Deloitte & Touche, LLP.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NATURADE, INC. (Registrant)
DATE: May 15, 2001	By	/s/ BILL D. STEWART Bill D. Stewart Chief Executive Officer
DATE: May 15, 2001	By	/s/ LAWRENCE J. BATINA Lawrence J. Batina Chief Financial Officer

QuickLinks

FORM 10-Q QUARTERLY REPORT Quarter Ended March 31, 2001
TABLE OF CONTENTS
NATURADE, INC. Balance Sheets As of March 31, 2001 and December 31, 2000
NATURADE, INC Statements of Operations for the Three Month Periods Ended March 31, 2001 and March 31, 2000
NATURADE, INC Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31, 2000
NATURADE, INC. Notes to Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. Other Information
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES