Form 10-Q
period 2001-06-30
NATURADE INC
filed 2001-08-14
CIK 797167

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 33-7106-A

NATURADE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2442709 (I. R. S. Employer Identification No.)
14370 Myford Rd., Irvine, California (Address of principal executive offices)	92606 (Zip Code)

(714) 573-4800
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's common stock, as of August 1, 2001: 7,823,639.

Exhibit Index on Page N/A

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2001

NATURADE, INC.

Balance Sheets

As of June 30, 2001 and December 31, 2000

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$54,892	$202,648
Accounts receivable, net	1,589,250	2,481,808
Inventories	1,887,460	2,116,659
Prepaid expenses and other current assets	323,463	238,200

Total current assets	3,855,065	5,039,315
Property and equipment, net	325,170	266,418
Other assets	66,666	84,086

Total assets	$4,246,901	$5,389,819

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,534,325	$2,272,472
Accrued expenses	580,499	696,894
Current portion of long-term debt	1,736,701	1,843,080

Total current liabilities	4,851,525	4,812,446
Long-term debt, less current maturities	5,076,160	5,049,770
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 50,000,000 shares; issued and outstanding, 7,823,639 at June 30, 2001 and 7,347,389 at December 31, 2000	782	735
Preferred stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 1,250,024	125	125
Additional paid-in capital	11,520,723	11,349,482
Accumulated deficit	(17,202,414)	(15,822,739)

Total stockholders' deficit	(5,680,784)	(4,472,397)

Total liabilities and stockholders' deficit	$4,246,901	$5,389,819

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Months
and Six Months Ended June 30, 2001 and 2000

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$4,408,832	$3,672,249	$8,669,676	$7,058,783
Cost of sales	2,327,601	1,863,344	4,531,329	3,704,937

Gross profit	2,081,231	1,808,905	4,138,347	3,353,846

Costs and expenses:
Selling, general and administrative expenses	2,649,160	2,125,607	5,176,571	4,078,724
Depreciation and amortization	24,120	39,984	47,490	82,068

Total operating costs and expenses	2,673,280	2,165,591	5,224,061	4,160,792

Operating loss	(592,049)	(356,686)	(1,085,714)	(806,946)
Other expense:
Interest expense	155,150	118,351	300,282	388,757
Other expense (income)	(4,537)	19,344	(6,321)	24,537

Loss before provision for income taxes	(742,662)	(494,381)	(1,379,675)	(1,220,240)
Provision for income taxes	—	—	—	800

Net loss	$(742,662)	$(494,381)	$(1,379,675)	$(1,221,040)

Basic and Diluted Loss per share	$(0.10)	$(0.07)	$(0.19)	$(0.18)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	7,441,592	7,347,389	7,394,491	6,622,897

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Six Months
Ended June 30, 2001 and June 30, 2000

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,379,675)	$(1,221,040)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	47,490	82,068
Provision for bad debt expense	223,463	(121,903)
Provision for excess and obsolete inventories	16,099	(34,916)
Writeoff of debt discount for debt conversions	—	174,481
Effect of stock options granted	18,888	—
Changes in assets and liabilities:
Accounts receivable	669,095	(465,169)
Inventories	213,101	171,611
Prepaid expenses and other current assets	(85,263)	(382,882)
Other assets	17,420	7,164
Accounts payable and accrued expenses	147,858	175,475

Net cash used in operating activities:	(111,524)	(1,615,111)
Cash flows from investing activities:
Purchase of property and equipment	(106,242)	(21,316)
Proceeds from sale of property and equipment	—	2,871

Net cash used in investing activities:	(106,242)	(18,445)
Cash flows from financing activities:
Net borrowings under line of credit	(104,813)	990,523
Net borrowings under related party debt	191,004
Payments of long-term debt, including capital lease	(16,181)	(227,452)
Proceeds from issuance of debt to related party	—	100,000

Net cash provided by financing activities:	70,010	863,071
Net decrease in cash and cash equivalents	(147,756)	(770,485)
Cash and cash equivalents, beginning of period	202,648	1,056,240

Cash and cash equivalents, end of period	$54,892	$285,755

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$104,871	$255,946
Taxes	800	800
Non-cash financing activities:
Conversion of notes and related accrued interest into common stock	152,400	—

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

  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein includes all adjustments necessary for fair presentation of the financial statements. All such adjustments are of a normal recurring nature. These financial statements do not include all disclosures associated with the Company's annual financial statements on Form 10-K and, accordingly, should be read in conjunction with such statements.

2.
Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at June 30, 2001 and December 31, 2000 consisted of the following:

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Raw Materials	$290,612	$300,219
Finished Goods	1,882,565	2,086,058

Subtotal	2,173,177	2,386,277
Less: Reserve for Excess and Obsolete Inventories	(285,717)	(296,618)

	$1,887,460	$2,116,659

3.
The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of June 30, 2001 are as follows:

Year	Amount
2001 (July-December)	$224,404
2002	433,026
2003	434,021
2004	415,266
2005	427,624
Thereafter	283,056

Total	$2,217,397

4.
In March 1999, the Company entered into a Finance Agreement (the "Finance Agreement") with Health Holdings and Botanicals, LLC ("Health Holdings"), a majority stockholder of the Company. In March 2000, Health Holdings converted the entire outstanding balance under the Finance Agreement of $1,600,000 plus accrued interest of $23,145 into 1,997,717 shares of restricted common stock of the Company based on the average of the fair market value of the Company's common stock for the ten trading days preceding the conversion date which was $0.812.

  Effective with this conversion, the Finance Agreement terminated and is no longer in effect. The conversion was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933.

5.
In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. Initially, interest only payments were required on a quarterly basis. On October 1, 2000, Health Holdings agreed to add the interest earned from April 1 to September 30, 2000 of $153,788 to the outstanding principal amount. Also, on January 1, 2001, Health Holdings agreed to add the interest earned from October 1 to December 31, 2000 of $83,759 to the outstanding principal amount. Also, on April 1, 2001, Health Holdings agreed to add the interest earned from January 1 to March 31, 2001 of $83,590 to the outstanding principal amount. Due to these transactions, the balance of the Credit Agreement debt as of June 30, 2001 is $4,321,137. Furthermore, on July 1, 2001, Health Holdings agreed to add the interest earned from April 1 to June 30, 2001 of $86,186 to the outstanding principal amount. The Credit Agreement further provides that at any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $0.75 per share or the average closing price of the Common Stock on the NASDAQ Bulletin Board for the thirty trading days prior to the date of receipt of notice of conversion. On August 1, 2001, the closing bid price of the Company's Common Stock was $0.50.

6.
In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allows for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with a due date of August 31, 2003. Initially, interest only payments were required on a quarterly basis. On January 1, 2001, Health Holdings and another investor agreed to add the  interest earned from October 1 to December 31, 2000 of $14,538 to the outstanding principal amount. Also, on April 1, 2001, Health Holdings agreed to add the interest earned from January 1 to March 31, 2001 of $9,117 to the outstanding principal amount. In June 2001, certain investors of the Lender Group converted Loan Advances of $150,000 plus accrued interest of $2,400 into 476,250 shares of the common stock of the Company based on the average closing bid of the Company's common stock for the ten trading day prior to the date of conversion which was $0.32. The net effect of this debt conversion and adding the Health Holdings January 1 to March 31, 2001 accrued interest to the March 31, 2001 borrowings results in a June 30, 2001 borrowing balance of $673,656. Furthermore, on July 1, 2001, Health Holdings agreed to add the interest earned from April 1 to June 30, 2001 of $9,400 to the outstanding principal amount. The Loan Agreement further provides that the Lender Group may convert all or any part of the Loan Advances into shares of the Company's common stock at a conversion price equal to the lower of (a) the average closing bid of the Company's common stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company's common stock for the ten trading days prior to the date of receipt of notice of conversion.

7.
On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit ("Wells Fargo") that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. Amounts due under the Credit and Security Agreement bear interest at the prime rate (6.75% at June 30, 2001) plus 1.5%. Borrowings under the Credit and Security Agreement which totaled $1,705,721 at June 30, 2001 are collateralized by substantially all assets of the Company. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios are met. These covenants impose minimum quarterly net income amounts, minimum book net worth plus subordinated convertible debt amounts and restrict the payment of cash dividends. As of September 30, 2000 and December 31, 2000, the Company was in technical noncompliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo. Subsequently, the Company obtained a written waiver from Wells Fargo for the noncompliance as of September 30, 2000 and December 31, 2000. Furthermore, as of June 30, 2001 and March 31, 2001, the Company was in compliance with all covenants under the Credit and Security Agreement, including the minimum net income covenant.

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

  Operating segment data for the three and six months ended June 30, 2001 and June 30, 2000 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended June 30, 2001
Sales	$2,143,366	$2,265,466	$4,408,832
Cost of Sales	1,166,426	1,161,175	2,327,601

Gross Profit	$976,940	$1,104,291	$2,081,231

Six months ended June 30, 2001
Sales	$4,508,495	$4,161,181	$8,669,676
Cost of Sales	2,426,191	2,105,138	4,531,329

Gross Profit	$2,082,304	$2,056,043	$4,138,347

Three months ended June 30, 2000
Sales	$2,807,918	$864,331	$3,672,249
Cost of Sales	1,465,433	397,911	1,863,344

Gross Profit	$1,342,485	$466,420	$1,808,905

Six months ended June 30, 2000
Sales	$5,259,745	$1,799,038	$7,058,783
Cost of Sales	2,794,152	910,785	3,704,937

Gross Profit	$2,465,593	$888,253	$3,353,846

  Sales are attributed to geographic areas based on the location of the entity to which the products were sold. The Company does not allocate operating expenses to these geographic areas, nor does it allocate specific assets to these areas. Therefore, geographic information reported includes only sales, cost of sales and gross profit. Geographic segment data for the three and six months ended June 30, 2001 and June 30, 2000 is as follows:

	United States	International	Total
Three months ended June 30, 2001
Sales	$4,312,322	$96,510	$4,408,832
Cost of Sales	2,270,607	56,994	2,327,601

Gross Profit	$2,041,715	$39,516	$2,081,231

	United States	International	Total
Six months ended June 30, 2001
Sales	$8,467,016	$202,660	$8,669,676
Cost of Sales	4,415,193	116,136	4,531,329

Gross Profit	$4,051,823	$86,524	$4,138,347

Three months ended June 30, 2000
Sales	$3,555,143	$117,106	$3,672,249
Cost of Sales	1,794,617	68,727	1,863,344

Gross Profit	$1,760,526	$48,379	$1,808,905

	United States	International	Total
Six months ended June 30, 2000
Sales	$6,802,867	$255,916	$7,058,783
Cost of Sales	3,552,306	152,631	3,704,937

Gross Profit	$3,250,561	$103,285	$3,353,846

  During the three and six months ended June 30, 2001 one health food customer which includes six distribution centers accounted for 12.1% and 13.2%, respectively, of net sales. During the three and six months ended June 30, 2000, this same customer accounted for 20.3% and 21.7%, respectively, of net sales. During the three and six months ended June 30, 2001, three mass market customers each accounted for over 5% of net sales for an aggregate of 26.7% and 27.1%, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties, and actual results could differ from those described herein.Future results may be subject to numerous factors, many of which are beyond the control of the Company. Such risk factors include, without limitation, the risks set forth below under "Risk Factors." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

All comparisons below are for the three and six month period ended June 30, 2001 compared to the three and six month period ended June 30, 2000.

General

    The Company is a branded nutraceuticals marketing company focused on high growth, innovative natural products that nourish the health and well-being of consumers. The Company concentrates on the rapidly expanding soy foods category which expects to grow 20% per year reaching $6 Billion by 2005. The Company has purposely avoided participating in certain categories which have experienced 20-25% declines per year from the late nineties such as the herbal segment. The Company's products include Naturade Total Soy (NTS), a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink and bars, Naturade Soy protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company's products are sold in supermarkets (e.g., Kroger and Albertson's), drug stores (e.g., CVS and Rite-Aid), mass merchants (e.g., Wal*Mart and Kmart), club stores (e.g., Sam's Clubs and Costco), natural supermarkets (e.g., Whole Foods and Wild Oats) and over 10,000 independent health food stores.

Results of Operations

  Net Sales

    Net sales for the three months ended June 30, 2001 increased $736,583, or 20%, to $4,408,832 from $3,672,249 for the three months ended June 30, 2000 primarily as a result of continued growth in the mass market due to expanded sales of the Company's NTS products, offset in part by softness in the health food market. Net sales for the six months ended June 30, 2001 increased $1,610,893, or 23%, to $8,669,676 from $7,058,783 for the six months ended June 30, 2000 primarily as a result of (i) an increase in the number of mass market customers and (ii) expanded sales of the Company's NTS products to existing mass market customers, partially offset in part by softness in the health food market.

    For the three months ended June 30, 2001, mass market net sales increased $1,401,135, or 162%, to $2,265,466 from $864,331 for the three months ended June 30, 2000. For the six months ended June 30, 2001, mass market net sales increased $2,362,143, or 131%, to $4,161,181 from $1,799,038 for the six months ended June 30, 2000 primarily as a result of an increase in the number of mass market customers for the three months ended March 31, 2001 and the subsequent expansion of sales of the Company's NTS products to these existing mass market customers for the three months ended June 30, 2001. For the three months ended June 30, 2001, health food net sales decreased $664,552, or 24%, to $2,143,366 from $2,807,918 for the three months ended June 30, 2000. For the six months ended June 30, 2001, health food net sales decreased $751,250, or 14%, to $4,508,495 from $5,259,745 for the six months ended June 30, 2000 primarily due to a continued weakness in the health food market. The

Company is addressing the continued downturn in the health food market by developing high value consumer coupons and other consumer-oriented promotional considerations.

    For the three months ended June 30, 2001, domestic net sales increased $757,179, or 21%, to $4,312,322 from $3,555,143 for the three months ended June 30, 2000. For the three months ended June 30, 2001, international net sales decreased $20,596, or 18%, to $96,510 from $117,106 for the three months ended June 30, 2000. For the six months ended June 30, 2001, domestic net sales increased $1,664,149, or 24%, to $8,467,016 from $6,802,867 for the six months ended June 30, 2000 primarily due to the above mentioned growth in the mass market customer base and sales of NTS products to existing mass market customers. For the six months ended June 30, 2001, international net sales decreased $53,256, or 21%, to $202,660 from $255,916 for the six months ended June 30, 2000 as the Company continued to de-emphasize lower margin international business and concentrate on the more profitable domestic business.

    For the three months ended June 30, 2001, the top 40 customers accounted for $4,251,300 or 96.4% of net sales with 14 mass market customers contributing $2,172,200 or 49.3% of net sales, 24 health food customers contributing $1,814,200 or 41.1% of net sales, and two international customers contributing $264,900 or 6% of net sales. For the three months ended June 30, 2001, the Company continued its rollout of NTS powder products which contributed $1,767,522 or 40% of net sales. During the quarter, the Company's NTS Calcium 1000 powder sales reflected normal sell-through distribution while the first quarter was favorably affected by initial pipetime distribution. Also during the second quarter, sales of the Company's NTS bars were down due to changes in retail distribution patterns. The three months ended June 30, 2001 also saw the second complete quarter rollout of NTS ready-to-drink products with $729,698 or 16.6% of net sales. Overall, for the three months ended June 30, 2001, the top 25 products represented $2,983,300 or 68% of net sales with sixteen NTS products contributing $2,169,800 or 49% of net sales, seven protein powders contributing $772,700 or 18% of net sales, and two Aloe Vera products representing $40,800 or 1% of net sales.

  Gross Profit

    Gross profit as a percentage of net sales for the three months ended June 30, 2001 decreased 2.1% to 47.2% of net sales from 49.3% for the three months ended June 30, 2000 due to repackaging costs incurred to modify certain products, eliminating old product labels and expanded sales of private label products to one key customer which generally carry a lower gross margin than branded products. This private label business accelerated during the three months ended June 30, 2001 from a small base during the three months ended June 30, 2000. Gross profit as a percentage of net sales for the six months ended June 30, 2001 increased .2% to 47.7% of sales from 47.5% for the six months ended June 30, 2000 due to initial sales of NTS ready-to-drink and increased sales of other NTS products partially offset by the repackaging costs, eliminating product labels and the increase in lower margin private label business described above.

  Selling, General and Administrative Expenses

    Selling, general and administrative expenses for the three months ended June 30, 2001 increased $523,553 to $2,649,160, or 60.1% of net sales, from $2,125,607, or 57.9% of net sales, for the three months ended June 30, 2000, an increase of 24.6%. Seventy percent of this increase or $364,383 was due to increases in brand expenses, commissions and freight costs. Specifically, for the three months ended June 30, 2001, brand expenses, commissions and freight out costs totaled $1,338,902 or individually, $909,535, $170,861 and $258,506, respectively, compared to a total of $974,519 or individually, $597,471, $151,549 and $225,499, respectively, for the three months ended June 30, 2000.

    By itself, brand expenses account for $312,064 or 60% of the increase for the three months ended June 30, 2001. As a percent of net sales, brand expenses were 20.6% and 16.3%, respectively, for the three months ended June 30, 2001 and 2000. The brand expense increase for the three months ended June 30, 2001 is due to increases in advertising expenses of $64,730, trade promotions of $245,842, and consumer promotions of $25,492, partially offset by reductions in public relations, marketing research and product development costs of $24,000. These brand expenses increases are part of the Company's strategy to promote the Company's expanded Naturade Total Soy product line under an umbrella concept of brand advertising in order to support the recently obtained mass market distribution. Commissions and freight out costs as a percent of sales were 3.9% and 5.9%, respectively, for the three months ended June 30, 2001 compared to 4.1% and 6.1%, respectively, for the three months ended June 30, 2000. The balance of the increase in selling, general and administrative costs of $159,170 for the three months ended June 30, 2001, is attributable to additional general and administrative and marketing overhead costs, offset by a slight reduction in research and development overhead costs.

  Interest Expense

    Interest expense for the three months ended June 30, 2001 increased $36,799 compared to the three months ended June 30, 2000 due to additional borrowings under the Credit Agreement and Loan Agreement. See Note 5 and 6 to the Financial Statements.

Liquidity and Capital Resources

    The Company's cash used by operating activities was $111,524 for the six months ended June 30, 2001 compared to cash used by operating activities of $1,615,111 for the six months ended June 30, 2000. This improvement was largely due to faster accounts receivable collections for the six months ended June 30, 2001.

    The Company's working capital decreased from $226,869 at December 31, 2000 to ($996,460) at June 30, 2001. This decrease was largely due to the Company's operating losses for the six months ended June 30, 2001.

    Cash used in investment activities during the six months ended June 30, 2001 was $106,242 compared to cash used in investing activities during the six months ended June 30, 2000 of $18,445. This increase for the six months ended June 30, 2001 was largely due to the Company's investment in advanced hardware and software intended to improve the Company's receiving and shipping operations through UPC bar code scanning which will drive down shipping costs, reduce errors and allow for additional operational cost reductions.

    The Company's cash provided by financing activities was $70,010 for the six months ended June 30, 2001 compared to cash provided by financing activities of $863,071 for the six months ended June 30, 2000. The June 30, 2001 amount was the result of a decrease in borrowings under the Credit and Security Agreement, an increase in borrowings under the Credit Agreement and the Loan Agreement, the conversion of part of the Loan Agreement Advances into shares of common stock of the Company and the normal, recurring repayment of certain small debt obligations. See Notes 5, 6 and 7 to the Financial Statements.

    The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2001, the Company had an accumulated deficit of $17,202,414, a net working capital deficit of $996,460, a stockholders' capital deficiency of $5,680,784 and had incurred recurring net losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

    The Company expects to depend primarily on cash flow from operating activities, existing cash balances and financing arrangements to meet its liquidity needs. However, in order for the Company's rollout of the NTS product line to be successful, the Company will require a large capital infusion to support mass market promotional requirements. Consequently, the Company is seeking to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Recently Issued Statement of Financial Accounting Standards

    In June 2001, the Financial Accounting Standards Board (FASB) finalized FASB Statements No. 141, Business Combinations (Statement of Financial Accounting Standard (SFAS) 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    The Company does not expect the adoption of SFAS 141 or SFAS 142 to have a material impact on the financial position, results of operations, or cash flows of the Company.

    SFAS No. 133, Accounting for Derivatives and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company adopted in the fourth quarter of 2000. Adoption of SAB 101 did not have a material impact on the Company's financial statements.

    In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB 25 for the following: the definition of employee for the purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The Company repriced options to purchase 381,000 shares of common stock in 1999. The Company adopted FIN 44 effective July 1,

2000 and such adoption did not have a material impact on the Company's financial statements. However, the repriced options are now accounted for as variable awards and future increases in the Company's stock price may affect future operating results.

Risk Factors

    The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained herein.

  Dependence on Current and Ongoing Financing

    The Company's success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. Starting in 2000, the Company embarked on a strategy to rollout the NTS product line which requires a high level of marketing expenditures. Although the Company is seeking additional third party financing to fund this strategy, no assurance can be given that the Company will have access to additional funds or, if funds can be obtained, that the terms on which they can be obtained will be satisfactory. In such event, the Company's business and results of operations, and its ability to continue as a going concern, will be materially adversely affected. See Financial Statements to the Company's Form 10-K for the fiscal year ended December 31, 2000, Note 1—Going Concern.

  Impact of Government Regulation

    The Company's operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, particularly the U.S. Food and Drug Administration ("FDA") and Federal Trade Commission. Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company's products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

    As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. Such future laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, the imposition of additional recordkeeping requirements, expanded documentation of product efficacy, and expanded or modified labeling and scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

  Dependence on Third-Party Manufacturers

    Since the Company outsourced its manufacturing requirements in 1999, the Company is significantly dependent on these third-party manufacturers. The use of third party manufacturers and the resulting lack of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative manufacturing sources are available, the loss of one or more third party manufacturers could have a materially adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products.

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

  Introduction of New Products

    Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions such as new flavors to currently existing products as well as new formulations or configurations such as ready-to-drink and bars. While the Company conducts extensive market research to determine consumer trends in both the mass and health food markets, there can be no assurance that the Company's new products will be accepted by consumers and retailers. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of international purchases. As a result, the Company bears the risk of exchange rate gains or losses.

    The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect interest paid on the Company's debt. The Company's line of credit is at a variable rate while the Company's Credit Agreement and Loan Agreement are at fixed interest rates.

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

NATURADE, INC. (Registrant)
DATE: August 14, 2001	By /s/ Bill D. Stewart Bill D. Stewart Chief Executive Officer
DATE: August 14, 2001	By /s/ Lawrence J. Batina Lawrence J. Batina Chief Financial Officer

EXHIBIT INDEX

NO REQUIRED EXHIBITS

QuickLinks

TABLE OF CONTENTS
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
PART II. Other Information
SIGNATURES
EXHIBIT INDEX