Form 10-Q
period 2001-09-30
NATURADE INC
filed 2001-11-14
CIK 797167

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's common stock, as of November 1, 2001: 7,823,639

Exhibit Index on Page

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2001

TABLE OF CONTENTS

NATURADE, INC.
Balance Sheets
As of September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$0	$202,648
Accounts receivable, net	1,441,196	2,481,808
Inventories	1,358,099	2,116,659
Prepaid expenses and other current assets	414,784	238,200

Total current assets	3,214,079	5,039,315
Property and equipment, net	331,131	266,418
Other assets	63,500	84,086

Total assets	$3,608,710	$5,389,819

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,494,470	$2,272,472
Accrued expenses	569,649	696,894
Current portion of long-term debt	1,641,867	1,843,080

Total current liabilities	4,705,986	4,812,446
Long-term debt, less current maturities	5,464,831	5,049,770
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 50,000,000 shares; issued and outstanding, 7,823,639 at September 30, 2001 and 7,347,389 at December 31, 2000	782	735
Preferred stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 1,250,024	125	125
Additional paid-in capital	11,530,167	11,349,482
Accumulated deficit	(18,093,181)	(15,822,739)

Total stockholders' deficit	(6,562,107)	(4,472,397)

Total liabilities and stockholders' deficit	$3,608,710	$5,389,819

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Months
and Nine Months Ended September 30, 2001 and 2000

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,811,001	$3,839,867	$12,480,677	$10,898,650
Cost of sales	2,105,558	2,084,990	6,636,887	5,789,927

Gross profit	1,705,443	1,754,877	5,843,790	5,108,723

Costs and expenses:
Selling, general and administrative expenses	2,432,645	2,105,350	7,609,216	6,184,074
Depreciation and amortization	24,514	40,508	72,004	122,576

Total operating costs and expenses	2,457,159	2,145,858	7,681,220	6,306,650

Operating loss	(751,716)	(390,981)	(1,837,430)	(1,197,927)
Other expense:
Interest expense	138,666	131,261	438,948	520,018
Other expense (income)	(415)	(1,673)	(6,736)	22,864

Loss before provision for income taxes	(889,967)	(520,569)	(2,269,642)	(1,740,809)
Provision for income taxes	800	—	800	800

Net loss	$(890,767)	$(520,569)	$(2,270,442)	$(1,741,609)

Basic and Diluted Loss per share	$(0.11)	$(0.07)	$(0.30)	$(0.25)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	7,823,639	7,347,389	7,537,540	6,864,394

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Nine Months
Ended September 30, 2001 and September 30, 2000

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,270,442)	$(1,741,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,004	122,576
Provision for bad debt expense	227,251	(187,177)
Provision for excess and obsolete inventories	90,647	29,527
Writeoff of debt discount	—	174,481
Effect of stock options granted	28,332	—
Changes in assets and liabilities:
Accounts receivable	813,361	(277,590)
Inventories	667,915	266,622
Prepaid expenses and other current assets	(176,585)	(211,622)
Other assets	20,586	11,327
Accounts payable and accrued expenses	97,153	(280,587)

Net cash used in operating activities:	(429,778)	(2,094,052)
Cash flows from investing activities:
Purchase of property and equipment	(136,717)	(21,316)
Proceeds from sale of property and equipment	—	3,558

Net cash used in investing activities:	(136,717)	(17,758)
Cash flows from financing activities:
Net borrowings under line of credit	(198,468)	519,402
Net borrowings under related party debt	586,589
Payments of long-term debt, including capital lease	(24,274)	(306,275)
Proceeds from issuance of debt to related party	—	950,000

Net cash provided by financing activities:	363,847	1,163,127
Net decrease in cash and cash equivalents	(202,648)	(948,683)
Cash and cash equivalents, beginning of period	202,648	1,056,240

Cash and cash equivalents, end of period	$0	$107,557

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$141,526	$255,946
Taxes	800	800
Non-cash financing activities:
Conversion of notes and related accrued interest into common stock	152,400	—

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

2.
Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 2001 and December 31, 2000 consisted of the following:

	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
Raw Materials	$275,207	$300,219
Finished Goods	1,443,157	2,086,058

Subtotal	1,718,364	2,386,277
Less: Reserve for Excess and Obsolete Inventories	(360,265)	(269,618)

	$1,358,099	$2,116,659

3.
The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of September 30, 2001 are as follows:

Year	Amount
2001 (September-December)	$111,925
2002	433,026
2003	434,021
2004	415,266
2005	427,624
Thereafter	283,056

Total	$2,104,918

4.
In March 1999, the Company entered into a Finance Agreement (the "Finance Agreement") with Health Holdings and Botanicals, LLC ("Health Holdings"), a majority stockholder of the Company. In March 2000, Health Holdings converted the entire outstanding balance under the Finance Agreement of $1,600,000 plus accrued interest of $23,145 into 1,997,717 shares of restricted Common Stock of the Company based on the average of the fair market value of the Company's Common Stock for the ten trading days preceding the conversion date which was

  $0.812. Effective with this conversion, the Finance Agreement terminated and is no longer in effect. The conversion was effected in reliance on the registration exemption provided by Section 4(2) of the Securities Act of1933.

5.
In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. Initially, interest only payments were required on a quarterly basis. On October 1, 2000, Health Holdings agreed to add the interest earned from April 1 to September 30, 2000 of $153,788 to the outstanding principal amount. Also, on January 1, 2001, Health Holdings agreed to add the interest earned from October 1 to December 31, 2000 of $83,759 to the outstanding principal amount. Also, on April 1, 2001, Health Holdings agreed to add the interest earned from January 1 to March 31, 2001 of $83,590 to the outstanding principal amount. Also, on July 1, 2001, Health Holdings agreed to add the interest earned from April 1 to June 30, 2001 of $86,186 to the outstanding principal amount. Due to these transactions, the balance of the Credit Agreement debt as of September 30, 2001 is $4,407,323. Furthermore, on October 1, 2001, Health Holdings agreed to add the interest earned from July 1 to September 30, 2001 of $88,871 to the outstanding principal amount. An amendment to the Credit Agreement further provides that at any time upon written notice, Health Holdings may convert any portion of the Advances into shares of the Company's Common Stock at a conversion price equal to the lower of $0.50 per share or the average closing price of the Common Stock on the NASDAQ Bulletin Board for the thirty trading days prior to the date of receipt of notice of conversion. On November 1, 2001, the closing bid price of the Company's Common Stock was $0.25.

6.
In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allows for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with a due date of August 31, 2003. Initially, interest only payments were required on a quarterly basis. On January 1, 2001, Health Holdings and another investor agreed to add the interest earned from October 1 to December 31, 2000 of $14,538 to the outstanding principal amount. Also, on April 1, 2001, Health Holdings agreed to add the interest earned from January 1 to March 31, 2001 of $9,117 to the outstanding principal amount. In June 2001, certain members of the Lender Group converted Loan Advances of $150,000 plus accrued interest of $2,400 into 476,250 shares of the Common Stock of the Company based on the average closing bid of the Company's Common Stock for the ten trading day prior to the date of conversion, which was $0.32. Also, on July 1, 2001, Health Holdings agreed to add the interest earned from April 1 to June 30, 2001 of $9,400 to the outstanding principal amount. In September 2001, the Company borrowed an additional $300,000 under the Loan Agreement. Due to these transactions, the balance of the Loan Agreement debt as of September 30, 2001 is $983,056. Furthermore, on October 1, 2001, Health Holdings agreed to add the interest earned from July 1 to September 30, 2001 of $10,734 to the outstanding principal amount. An amendment to the Loan Agreement further provides that Health Holdings may convert all or any part of the Loan Advances into shares of the Company's Common Stock at a conversion price equal to the lower of (a) $0.50 per share, (b) the average closing bid of the Company's Common Stock for the ten trading days prior to the making of a Loan Advance or (c) the average closing bid of the Company's Common Stock for the ten trading days prior to the date of receipt of notice of conversion.

7.
On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit ("Wells Fargo") that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. Amounts due under the Credit and Security Agreement bear interest at the prime rate (6% at September 30, 2001) plus 1.5%. Borrowings under the Credit and Security Agreement, which totaled $1,612,066 at September 30, 2001, are secured by substantially all assets of the Company. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios are met. These covenants impose minimum quarterly net income amounts, minimum book net worth plus subordinated debt amounts and restrict the payment of cash dividends. As of September 30, 2000 and December 31, 2000, the Company was in technical noncompliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo. Subsequently, the Company obtained a written waiver from Wells Fargo for the noncompliance as of September 30, 2000 and December 31, 2000. As of March 31, 2001 and June 30, 2001, the Company was in compliance with all covenants under the Credit and Security Agreement, including the minimum net income covenant. Furthermore, as of September 30, 2001, the Company was in technical noncompliance with the minimum net income covenant. The Company is in the process of obtaining a waiver from Wells Fargo similar to that obtained for the September 30, 2000 and December 31, 2000 periods.

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

  Operating segment data for the three and nine months ended September 30, 2001 and September 30, 2000 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended September 30, 2001
Sales	$2,063,102	$1,747,899	$3,811,001
Cost of Sales	1,185,389	920,169	2,105,558

Gross Profit	$877,713	$827,730	$1,705,443
Nine months ended September 30, 2001
Sales	$6,571,597	$5,909,080	$12,480,677
Cost of Sales	3,611,580	3,025,307	6,636,887

Gross Profit	$2,960,017	$2,883,773	$5,843,790
Three months ended September 30, 2000
Sales	$2,621,168	$1,218,699	$3,839,867
Cost of Sales	1,476,176	608,814	2,084,990

Gross Profit	$1,144,992	$609,885	$1,754,877
Nine months ended September 30, 2000
Sales	$7,880,913	$3,017,737	$10,898,650
Cost of Sales	4,270,329	1,519,598	5,789,927

Gross Profit	$3,610,584	$1,498,139	$5,108,723

  Sales are attributed to geographic areas based on the location of the entity to which the products were sold. The Company does not allocate operating expenses to these geographic areas, nor does it allocate specific assets to these areas. Therefore, geographic information reported includes only sales, cost of sales and gross profit. Geographic segment data for the three and nine months ended September 30, 2001 and September 30, 2000 is as follows:

	United States	International	Total
Three months ended September 30, 2001
Sales	$3,720,230	$90,771	$3,811,001
Cost of Sales	2,052,712	52,846	2,105,558

Gross Profit	$1,667,518	$37,925	$1,705,143
	United States	International	Total
Nine months ended September 30, 2001
Sales	$12,187,246	$293,431	$12,480,677
Cost of Sales	6,467,906	168,981	6,636,887

Gross Profit	$5,719,340	$124,450	$5,843,790
	United States	International	Total
Three months ended September 30, 2000
Sales	$3,733,721	$106,146	$3,839,867
Cost of Sales	2,015,909	69,081	2,084,990

Gross Profit	$1,717,812	$37,065	$1,754,877
	United States	International	Total
Nine months ended September 30, 2000
Sales	$10,536,588	$362,062	$10,898,650
Cost of Sales	5,568,216	221,711	5,789,927

Gross Profit	$4,968,372	$140,351	$5,108,723

  During the three and nine months ended September 30, 2001, one health food customer which includes six distribution centers accounted for 13.1% and 13.2%, respectively, of net sales. During the three and nine months ended September 30, 2000, this same customer accounted for 23.7% and 22.5%, respectively, of net sales. During the three and nine months ended September 30, 2001, another health food customer consisting of four distribution centers accounted for 8.4% and 8.9%, respectively, of net sales. During the three and nine months ended September 30, 2000, this same customer accounted for 9.4% and 10.2%, respectively, of net sales. During the nine months ended September 30, 2000, another health food customer accounted for 5.6% of net sales. No other health food customer accounted for over 5% of net sales in any such period.

  During the three and nine months ended September 30, 2001, three mass market customers each accounted for over 5% of net sales for an aggregate of 24.7% and 25.9%, respectively. During the three and nine months ended September 30, 2000, three mass market customers each accounted for over 5% of net sales for an aggregate of 23.1% and 19.7%, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties, and actual results could differ from those described herein. Future results may be subject to numerous factors, many of which are beyond the control of the Company. Such risk factors include, without limitation, the risks set forth below under "Risk Factors." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

    All comparisons below are for the three and nine month period ended September 30, 2001 compared to the three and nine month period ended September 30, 2000.

General

    The Company is a branded nutraceuticals marketing company focused on high growth, innovative natural products that nourish the health and well-being of consumers. The Company concentrates on the rapidly expanding soy food market which it expects to grow between 15 and 20% per year reaching $5 to 6 billion by 2005. The Company has purposely avoided the vitamin and herbal categories which have experienced 20 to 25% declines per year from the late nineties. The Company's products include Naturade Total Soy (NTS), a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink and bars, Naturade Soy protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company's products are sold in supermarkets (e.g., Kroger and Albertson's), drug stores (e.g., CVS and Rite-Aid), mass merchants (e.g., Wal*Mart and Kmart), club stores (e.g., Sam's Clubs and Costco), natural supermarkets (e.g., Whole Foods and Wild Oats) and over 10,000 independent health food stores.

Results of Operations

  Net Sales

    Net sales for the three months ended September 30, 2001 decreased $28,866, or 0.8%, to $3,811,001 from $3,839,867 for the three months ended September 30, 2000. Net sales for the nine months ended September 30, 2001 increased $1,582,027, or 15%, to $12,480,677 from $10,898,650 for the nine months ended September 30, 2000. These changes in net sales were primarily a result of (i) an increase in the number of mass market customers from approximately 20,000 at September 30, 2000 to approximately 28,000 at September 30, 2001 and (ii) expanded sales of the Company's NTS products to existing mass market customers, partially offset by a continued weakness in the health food market. These overall net sales results mask the underlying trends within the mass market and health food channels which are explained below.

  Mass Market Net Sales

    For the three months ended September 30, 2001, mass market net sales increased $529,200, or 43%, to $1,747,899 from $1,218,699 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, mass market net sales increased $2,891,343, or 96%, to $5,909,080 from $3,017,737 for the nine months ended September 30, 2000. These increases in mass market net sales were primarily a result of (i) Year 2000 new distribution sales converting into repeat (turn) business in Year 2001, (ii) Year 2001 new distribution sales with the addition of accounts such as Safeway and K-Mart, (iii) additional products introduced to existing mass market customers such as

Kroger and Albertson's, (iv) a channel shift as certain mass market customers switched their buying patterns from purchasing through health food distributors (classified as health food sales) to direct purchases (classified as mass market sales) and (iv) a greater brand awareness of the Company's NTS products.

    The following table illustrates mass market net sales for the three and nine months ended September 30, 2001 and 2000:

Mass Market Net Sales
($ in 000's)

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
	2000	2001	$	%	2000	2001	$	%
New Distribution	$176.0	$153.6	(22.4)		520.8	1,182.6	661.8
Channel Shift		186.4	186.4			568.2	568.2
Turn Business	1,042.7	1,407.9	365.2	35.0	2,496.9	4,158.3	1,661.4	66.5

Total	1,218.7	1,747.9	529.2	43.4	3,017.7	5,909.1	2,891.4	95.8

    The growth in the core turn business is indicative of the successful conversion of Year 2000 new distribution sales into repeat business and the greater brand awareness of the Company's products. For the three months ended September 30, 2001, mass market turn business net sales increased $365,200, or 35%, to $1,407,900 from $1,042,700 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, mass market turn business net sales increased $1,661,400, or 67%, to $4,158,300 from $2,496,900 for the nine months ended September 30, 2000.

  Health Food Net Sales

    For the three months ended September 30, 2001, health food net sales decreased $558,066, or 21%, to $2,063,102 from $2,621,168 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, health food net sales decreased $1,309,316, or 17%, to $6,571,597 from $7,880,913 for the nine months ended September 30, 2000.

    In Year 2001, the Company discontinued products which accounted for $115,000 and $362,600, respectively, for the three months and nine months ended September 30, 2000. By factoring in the channel shift from health food distributors to direct mass market purchases as shown in the above table and lost Year 2001 sales due to the Company's decision to discontinue these Year 2000 products, a more realistic picture emerges. For the three months ended September 30, 2001, core health food net sales are down 9.8% compared to the three months ended September 30, 2000. For the nine months ended September 30, 2001, core health food net sales are down 4.8% compared to the nine months ended September 30, 2000. These trends compare to a category decline of 7% from Year 2000 sales levels.

    On a percent of net sales basis, the three months ended September 30, 2001 reflects the continuing growth in the Company's sales from expansion of the mass market channel. For the three months ended September 30, 2001, the mass market net sales represented 45.9% of total net sales compared to 31.7% of net sales for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the mass market net sales represented 47.3% of total net sales compared to 27.7% of net sales for the three months ended September 30, 2000. .

    For the three months ended September 30, 2001, domestic net sales decreased $13,491, or 0.4%, to $3,720,230 from $3,733,721 for the three months ended September 30, 2000. For the three months ended September 30, 2001, international net sales decreased $15,375, or 15%, to $90,771 from $106,146 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, domestic net sales increased $1,650,658, or 16%, to $12,187,246 from $10,536,588 for the nine months ended September 30, 2000 primarily due to the growth in the mass market customer base and sales of NTS products to existing mass market customers. For the nine months ended September 30, 2001, international net sales decreased $68,631, or 19%, to $293,431 from $362,062 for the nine months ended September 30, 2000 as the Company continued to de-emphasize lower margin international business and concentrate on the more profitable domestic business.

    For the three months ended September 30, 2001, the top 40 customers accounted for $3,447,100, or 90.5% of net sales, with 15 mass market customers contributing $1,574,700, or 41.3% of net sales, 23 health food customers contributing $1,639,700, or 43% of net sales, and two international customers contributing $232,700, or 6% of net sales. For the three months ended September 30, 2001, the Company continued its rollout of NTS powder products, which contributed $1,638,592, or 43% of net sales. During the quarter, the Company's NTS Calcium 1000 powder sales continued the normal sell-through distribution started in the second quarter. Also during the quarter, sales of the Company's NTS bars increased $106,406 over the second quarter due to expanded sales to K-Mart, several Safeway divisions and Kroger. The three months ended September 30, 2001 also saw the beginning of normal turn business for the NTS ready-to-drink products with $315,773 or 8.3% of net sales. Overall, for the three months ended September 30, 2001, the top 25 products represented $2,655,500, or 70% of net sales, with fifteen NTS products contributing $1,949,800, or 51% of net sales, eight protein powders contributing $599,400, or 16% of net sales, and two Aloe Vera products representing $106,300, or 3% of net sales. For the three months ended September 30, 2001, the NTS family of products represented $2,153,600, or 56.5% of net sales, compared to $1,331,300, or 34.7% of net sales, for the three months ended September 30, 2000, representing a $822,300, or 62%, increase in NTS sales from the third quarter of 2000.

  Gross Profit

    Gross profit as a percentage of net sales for the three months ended September 30, 2001 decreased 0.9% to 44.8% of net sales from 45.7% for the three months ended September 30, 2000 due to an additional reserve for slow moving inventory and expanded private label business which generally carries a lower gross margin than branded products, partially offset by better control over label purchases and temporary labor used in repackaging certain products. Gross profit as a percentage of net sales for the nine months ended September 30, 2001 decreased 0.1% to 46.8% of sales from 46.9% for the nine months ended September 30, 2000 due to the additional reserve for slow moving inventory and the increase in lower margin private label business, partially offset by initial sales of NTS ready-to-drink and increased sales of other NTS products and better control over label purchases. This private label business represents sales to one customer and accelerated during the nine months ended September 30, 2001 from a virtually nonexistent level during the nine months ended September 30, 2000. While this private label business carries a lower gross margin, it strengthens the Company's overall business relationship with this one customer thereby potentially creating branded business opportunities. The Company's strategy is to concentrate on branded business and does not plan to pursue other private label business.

  Selling, General and Administrative Expenses

    Selling, general and administrative expenses for the three months ended September 30, 2001 increased $327,295 to $2,432,645, or 63.8% of net sales, from $2,105,350, or 54.8% of net sales, for the three months ended September 30, 2000, an increase of 15.5%. This increase is due primarily to a $424,965 increase in brand expenses for the three months ended September 30, 2001. As a percent of net sales, brand expenses were 24.1% and 12.9%, respectively, for the three months ended September 30, 2001 and 2000. The increase in brand expenses for the three months ended

September 30, 2001 is due primarily to increases in trade promotions of $402,841 and consumer promotions of $107,870, partially offset by reductions in advertising and public relations costs of $96,500. These increases in brand expenses are part of the Company's strategy to promote the Company's expanded Naturade Total Soy product line under an umbrella concept of brand advertising in order to support the recently obtained mass market distribution.

  Interest Expense

    Interest expense for the three months ended September 30, 2001 increased $7,405 compared to the three months ended September 30, 2000 due to additional borrowings under the Credit Agreement and the Loan Agreement. See Notes 5, 6 and 7 to the Financial Statements.

Liquidity and Capital Resources

    The Company's cash used by operating activities was $429,778 for the nine months ended September 30, 2001 compared to cash used by operating activities of $2,094,052 for the nine months ended September 30, 2000. This improvement was largely due to faster accounts receivable collections, improved inventory control and better management of vendor payables for the nine months ended September 30, 2001.

    The Company's working capital decreased from $226,869 at December 31, 2000 to ($1,491,907) at September 30, 2001. This decrease was largely due to the Company's operating losses for the nine months ended September 30, 2001.

    Cash used in investing activities during the nine months ended September 30, 2001 was $136,717 compared to cash used in investing activities during the nine months ended September 30, 2000 of $17,758. This increase for the nine months ended September 30, 2001 was largely due to the Company's continued investment in advanced hardware and software intended to improve the Company's receiving and shipping operations through UPC bar code scanning which is intended to eventually reduce shipping costs and errors.

    The Company's cash provided by financing activities was $363,847 for the nine months ended September 30, 2001 compared to cash provided by financing activities of $1,163,127 for the nine months ended September 30, 2000. The September 30, 2001 amount was the result of a decrease in borrowings under the Credit and Security Agreement, an increase in borrowings under the Credit Agreement and the Loan Agreement, the conversion of accrued interest under the Credit Agreement and the Loan Agreement into principal, the conversion of part of the Loan Agreement Advances into shares of Common Stock of the Company and the normal, recurring repayment of certain small debt obligations. See Notes 5, 6 and 7 to the Financial Statements.

    The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2001, the Company had an accumulated deficit of $18,093,181, a net working capital deficit of $1,491,907, a stockholders' capital deficiency of $6,562,107 and had incurred recurring net losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

    The Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations during the next twelve months. However, in order for the Company's rollout of the NTS product line to be successful, the Company will require a capital infusion to support mass market promotional requirements. Consequently, the Company is seeking to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Recently Issued Statement of Financial Accounting Standards

    In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statement issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

    In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoptions of this Statement will have no material impact on its financial statements.

    In June 2001, the FASB finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

  Dependence on Current and Ongoing Financing

    The Company's success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. Currently, the Company is not in technical compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo which, if not waived by Wells Fargo, could result in termination of this agreement. See "Management's Discussion and Analysis of Financing Condition and Results of Operations—Liquidity and Capital Resources" and Note 7 to the Financial Statements. Starting in 2000, the Company embarked on a strategy to rollout the NTS product line to the mass market which requires a high level of marketing expenditures. Although the Company is seeking additional third party financing to fund this strategy, no assurance can be given that the Company will have access to additional funds or, if funds can be obtained, that the terms on which they can be obtained will be satisfactory. In such event, the Company's business and results of operations, and its ability to continue as a going concern, will be materially adversely affected. See Financial Statements to the Company's Form 10-K for the fiscal year ended December 31, 2000, Note 1—Going Concern.

  We May Face Interruption of Production and Services due to Increased Security Measures in Response to Terrorism

    Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorist activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the terrorist activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

    As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. Such future laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, the imposition of additional recordkeeping requirements, expanded documentation of product efficacy, and expanded or modified labeling and scientific substantiation. Any or all of such requirements could have a materially adverse effect on the Company's results of operations and financial condition.

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

  Product Liability Exposure

    Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company's products and product candidates, and there can be no assurance that the Company will be able to avoid significant product liability exposure. The Company may be subject to various product liability claims, including, among others, that its products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. The Company currently maintains a general liability insurance policy and a product liability insurance policy. There can be no assurance that the Company will be able to maintain such insurance in sufficient amounts to protect the Company against such liabilities at a reasonable cost. Any future product liability claim against the Company could result in the Company paying substantial damages, which may not be covered by insurance and may have a materially adverse effect on the business and financial condition of the Company.

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

    Currently, the Company has received over twenty United States trademark registrations as well as a California registration on one trademark. The Company also maintains trademark registrations in over twelve foreign countries. To the extent the Company does not have patents on its products, another company may replicate one or more of the Company's products. Litigation may be necessary to enforce the Company's patent and proprietary rights. Any such litigation could be very costly and could distract the Company's personnel. The Company can provide no assurance of a favorable outcome of any litigation proceeding. An unfavorable outcome in any proceeding could have a materially adverse effect on the Company's business, financial condition and results of operations.

  Introduction of New Products

    Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors to currently existing products, as well as new formulations or configurations, such as ready-to-drink and bars. While the Company conducts extensive market research to determine consumer trends in both the mass and health food markets, there can be no assurance that the Company's new products will be accepted by consumers and retailers. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

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

PART II. Other Information

ITEM 1. Legal Proceedings

    NONE

ITEM 2. Changes in Securities and Use of Proceeds

    NONE

ITEM 3. Defaults Upon Senior Securities

    As of September 30, 2001 and the date of this Quarterly Report, the Company was not in technical compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo Business Credit ("Wells Fargo") requiring that the net loss of the Company for the nine months ended September 30, 2001 not exceed $1,900,000. The Company has notified Wells Fargo of the foregoing and is in discussions with Wells Fargo regarding a potential waiver of this covenant. However, there can be no assurance that the Company will be successful in having this covenant waived. In such event, Wells Fargo would be entitled to exercise certain remedies under the Credit and Security Agreement, including termination of this agreement.

ITEM 4. Submission of Matters to a Vote of Security Holders

    At the annual meeting of stockholders held on October 9, 2001, the following proposals were adopted by the margins indicated:

  1.
  To elect a Board of Directors to hold office until their successors are elected and qualified:

	Number of Shares
	For	Against	Abstain
Lionel P. Boissiere, Jr.	7,341,930	0	23,124
William B. Doyle, Jr.	7,341,930	0	23,124
Derek Hall	7,341,952	0	23,102
Bill D. Stewart	7,341,729	0	23,325
David Weil	7,341,729	0	23,325
  2.
  To approve an amendment of the 1998 Incentive Stock Option Plan increasing from 850,000 to 2,000,000 the number of shares of the Company's Common Stock which may be subject to awards granted pursuant thereto:

For	6,005,821
Against	21,632
Abstain	1,590
  3.
  To ratify the appointment of BDO Seidman, LLP as the Company's independent certified public accountants for the year ended December 31, 2001:

For	7,350,767
Against	13,526
Abstain	583

    NONE

ITEM 5. Other Information

    NONE

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits: NONE

  (b)
  Reports on Form 8-K: NONE

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NATURADE, INC. (Registrant)
DATE: November 14, 2001	By:	/s/ BILL D. STEWART Bill D. Stewart Chief Executive Officer
DATE: November 14, 2001	By:	/s/ LAWRENCE J. BATINA Lawrence J. Batina Chief Financial Officer

QuickLinks

FORM 10-Q QUARTERLY REPORT Quarter Ended September 30, 2001 TABLE OF CONTENTS
NATURADE, INC. Notes to Financial Statements
Mass Market Net Sales ($ in 000's)
SIGNATURES