Form 10-K405
period 2001-12-31
NATURADE INC
filed 2002-04-01
CIK 797167

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File Number: 33-7106-A

NATURADE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2442709 (I.R.S. Employer Identification No.)
14370 Myford Road, Irvine, CA (Address of principal executive offices)	92606 (Zip code)

Registrant's telephone number, including area code: (714) 573-4800

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 21, 2002, 43,813,494 shares of the registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates as of that date was $289,392 based on the average of the bid and asked price on that date.

NATURADE, INC.

TABLE OF CONTENTS

Forward-Looking Information

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements. In addition, when used herein, the words "anticipates," "expects," "intends," "plans," variations thereof and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report on Form 10-K, particularly in "Item 1. Business," "Item 3. Legal Proceedings," the Notes to Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors that could contribute to or cause such differences, including, but not limited to, unanticipated developments in any one or more of the following areas: the fact that our accountants have expressed doubt about our ability to continue as a going concern, we anticipate further losses, our dependence on key customers, our need for additional financing and access to borrowing, possible interruptions in our business resulting from the U.S. Government's response to terrorism, government regulations that could affect our products, labeling or promotion, the pace of technological change, our dependence on third-party manufacturers, competition, our dependence on key personnel, variability of quarterly results, product liability exposure, our ability to identify suitable strategic partners, risks associated with the mass market, reduced sales in the dietary supplement industry, the effect of adverse publicity, our ability to protect our intellectual property, the rate of consumer acceptance of new product introductions, stock price volatility, the effect of closely controlled stock and other risk factors which may be detailed from time to time in the Company's Securities and Exchange Commission filings.

        Readers are cautioned not to place undue reliance on any forward-looking statement contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

NATURADE®, NATURADE TOTAL SOY™, NATURADE TOTAL SOY, the delicious cholesterol fighter™, NATURADE 100% SOY™, NATURADE 100% WHEY™, NATURADE VEG™, NATURADE SOY-FREE VEG™, NATURADE MILK & EGG™, NATURADE N-R-G™ and ALOE VERA 80® are trademarks or service marks of Naturade.

PART I

Item 1. Business

General

        Naturade, Inc. (the "Company" or "Naturade") was originally founded in 1926. The Company is a leading marketer of scientifically supported natural products formulated to improve the health and well-being of consumers and sold to supermarkets, mass merchandisers, club stores and drug stores (collectively, the "mass market"), health food stores and natural food supermarkets (collectively, the "health food market") and the military. The Company's products are generally marketed under the trademarks Naturade®, Naturade Total Soy™ and Aloe Vera 80® and are found in over 33,000 retail stores throughout the United States. The Company also markets its products aggressively in the health food market and mass market in Canada and selectively in other international markets.

        Naturade has long held the leading market share of protein booster powders sold through health food distributors. In 2000, Naturade also became the number one brand of natural soy protein powders sold in the mass market, a leadership position which it has maintained throughout 2001. Naturade Total Soy, its leading mass market meal replacement brand, was built on the Company's strong expertise in soy protein and the significant sales and marketing expertise in consumer packaged goods of the Naturade management team.

        The Company's Aloe Vera 80 brand is widely distributed in virtually all of the over 5,000 independent retailers serviced by Naturade's U.S. health food distributors. Aloe Vera 80 is the only complete line of hair, skin and personal care to use aloe vera gel in place of water as the main ingredient. In addition, the Company markets all-natural lines of aloe vera gel concentrate drinks, sports nutrition powders, cough/cold products and laxatives and digestive aids.

        Naturade has long maintained a reputation for bringing new products to market, having pioneered the soy protein powder category in 1950 and the aloe vera personal care category in 1980. The Company attributes its success in attaining its number one share of natural soy protein powders in the mass market to its entrepreneurial response to the 1999 FDA announcement of a heart disease health claim for soy protein and its ability to quickly develop and launch Naturade Total Soy as a new brand with 16 different stock keeping units ("SKUs"), including ready-to-drink shakes, bars and shake mix powders.

        On January 2, 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate Equity Partners, L.P. for a total of $2.5 million, (ii) issued 36 million shares of Common Stock in exchange for the cancellation of $5.3 million of outstanding debt and 1.3 million shares of outstanding Series A Convertible Preferred Stock and (iii) amended its bank credit facility. The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment) and bears dividends at the rate of 10% per annum. The Warrants entitle the holder to purchase for $3.5 million additional shares of Series B Convertible Preferred Stock convertible into 33.6 million shares of Common Stock (subject to adjustment). The net proceeds from the investment will be used by Naturade for working capital and general corporate purposes. For a more complete description of this transaction, see "Item 1. General—Private Equity Transaction."

History and Recent Developments

        Until 1999, the Company focused on sales in health food stores and natural supermarkets. In March 1998, a new investor group, Health Holdings & Botanicals, LLC ("Health Holdings"), recruited Bill Stewart, a veteran consumer products leader, as Chief Executive Officer to re-invent Naturade as a multi-channel company that could compete effectively in both the health food market and the mass market. Under his direction, the Company invested over $8 million in 1998 and 1999 in restructuring, legal settlement, operating losses and other charges to build a solid platform for growth. In 1999,

Naturade entered the mass market with the introduction of its first line of meal replacement products, Naturade Total Soy.

        In October 1999, the U.S. Food and Drug Administration ("FDA") authorized a heart health claim for soy protein that allows qualifying products to claim on their label that: "25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease." Naturade began shipping products that prominently featured this claim on the first day allowed by the FDA and believes that it has materially benefited from the FDA decision through increased shelf distribution and increased consumer trials. Naturade currently markets 27 different SKUs featuring this claim, including its largest brand, Naturade Total Soy ™.

Business Strategy

        The mission of the Company is to market innovative natural products that nourish and improve the health and well-being of consumers. Naturade focuses on building consumer brands that can be marketed in both the mass market and the health food market and for which there is strong scientific support of efficacy. Naturade's management is committed to profitable growth through the following business strategies.

  Maintain focus on Naturade Total Soy

        Continued growth of the Naturade Total Soy brand through communication of our "reduce heart disease" message is the key focus of our strategy. The Company believes that there is significant growth potential in the category with over 50 clinical studies demonstrating that soy protein reduces cholesterol, while consumer awareness of this important benefit remains well below 50%. The FDA, the American Heart Association and the Mayo Clinic all support daily intake of 25 grams of soy protein as part of a diet low in saturated fat and cholesterol.

  Excel in relationships with consumers and retailers

        The Company has used its expertise in consumer packaged goods to build a strong relationship with its retail customers. Naturade complements its broad sales and marketing efforts with programs focused on direct-to-consumer communication to generate trial use, cross-promote products and build brand loyalty.

  Ongoing innovation through science-based new products

        New products continue to be a long-term growth strategy for Naturade. These include further exploitation of soy protein's demonstrated ability to lower cholesterol, reduce bone loss and reduce hot flashes, in addition to future products based on other promising health benefits verified by scientific investigations. New product development is spearheaded by the Company's marketing and research and development departments, which oversee the product formulation, testing and sample production runs organized by the Company's third-party manufacturers.

  Continue to build retail distribution in the U.S. and Canada

        Naturade continues to grow its overall distribution base by expanding its existing product lines and acquiring new customers in the U.S. and aggressively promoting its soy protein based products, including Naturade Total Soy, into Canadian retail outlets. The Company has demonstrated its sales strength through the establishment of its presence in the mass market that has grown from a zero base in 1998 to almost 29,000 stores and a number one market share of natural soy protein powders at the end of 2001.

  Identify and solicit strategic partners for growth

        Naturade expended considerable management time in 2001 identifying Westgate as an investor and strategic partner. This effort to solicit additional funding in support of internal growth will be ongoing.

External growth will be a new focus for the Company making use of Westgate and Health Holdings resources to help identify beneficial strategic alliances. We are not currently negotiating any such alliances.

Brands and Product Lines

        Approximately 59% of Naturade's sales in 2001 was derived from meal replacement products. An additional 24% of sales was generated by Naturade's booster powders and 12% by sales aloe vera based products, while private label and other products accounted for 5% of sales. Finally, the emphasis on powders and soy protein in particular is reflected in the fact that 62% of Naturade's 2001 sales came from protein powders, of which 78% are soy protein based products.

        Naturade is the number one brand name in the mass market, as reported by Information Resources, Inc. ("IRI") for the 52 weeks ended December 2, 2001, with a 37.7% dollar share of soy protein powders. IRI reported a 25.5% growth in the Naturade brand in 2001 compared to 2000 in actual cash register scan sales. Such IRI data excludes Wal*Mart, Sam's Clubs and Costco, which carry Naturade Total Soy in their stores but do not report to IRI.

  Meal replacements

        Naturade Total Soy is the largest Naturade brand and is distributed in virtually all of the retail outlets serviced by Naturade or its distributors. Naturade Total Soy is a full line of nutritionally complete meal replacements designed to provide 25 grams of soy protein daily by offering a variety of good-tasting products with high concentrations of soy protein. These products include four shake mix powder products (original, Naturade Total Soy Calcium 1000, Naturade Total Soy PLUS and Naturade Total Soy Menopause Relief), two soy protein bar flavors and two ready-to-drink flavors. Naturade markets two other meal replacement brands: Ribo-tein, a high energy shake nutritional supplement powder, and Naturade Organic Soy, the only widely distributed meal replacement powder made with certified organic ingredients.

  Protein booster and sports nutrition powders

        First introduced in 1950, Naturade's soy protein boosters are high protein powders with little or no carbohydrate which allow consumers to add protein to drinks and foods they already prepare at home. Naturade markets three brands of soy protein boosters in which soy is the primary ingredient, including Naturade 100% Soy™, Naturade Veg™ and Naturade N-R-G™. In addition, the Company offers a broad selection of protein booster powders based on alternate protein sources, including Naturade 100% Whey™, Naturade Soy-Free Veg™ and Naturade Milk & Egg™. Naturade also offers a complete line of all-natural sports nutrition products.

  Aloe vera-based products

        The Company distinguishes itself from the competition by being a complete supplier of aloe vera, offering both an aloe vera personal care line, Aloe Vera 80® health and beauty care, and an aloe drink line, Naturade concentrated aloe gel drink dietary supplements. These lines are sold almost exclusively in independent health food stores and natural supermarkets. Naturade Stomach Formula is a best seller in the aloe drinks and juices category through health food distributors and the leading item in the Naturade aloe vera gel drink line. Unlike most competitive juice products, Naturade aloe gel drinks are concentrated with higher levels of active solids per serving (less water). The line also includes new Naturade Joint Formula with Glucosamine, Naturade Energy Formula and Naturade Detox Formula. The Aloe Vera 80 brand is the only complete aloe vera-based line of personal care products available in retail stores. Every item in the line uses aloe vera gel in place of water as the main ingredient. This line includes hair care, skin care, facial care and body care products.

  Other products and private label

        The Company offers additional all-natural brands and product lines including laxatives, digestive aids and cough/cold products. These are distributed almost exclusively through independent health food stores and natural supermarkets. In addition, the Company provides private label products to a limited number of customers.

Industry and Competition

        Naturade has positioned itself for long-term growth by capitalizing on condition-specific categories which are growing largely due to strong scientific evidence of tangible health benefits. There are also a number of demographic trends that support the Company's belief that the current growth for the categories in which it competes will be long-lived, including the following:

  •
  The aging of the US population
  •
  76.1 million "baby boomers"
  •
  Higher disposable income among older consumers
  •
  Trend towards healthier, more active lifestyles
  •
  Increasing popularity of preventative/alternative medicines and therapies
  •
  Increasing numbers and credibility of scientific studies and clinical trials supporting the efficacy of non-drug health products
  •
  Highly favorable regulatory environment for functional foods and dietary supplements

        There can, however, be no assurance that these trends will result in greater sales revenue for the Company.

        Naturade competes in the overall category for natural, nutritional supplement and functional food products. Nutrition Business Journal ("NBJ"), a San Diego-based research publication that specializes in this industry, estimates that in 2000 sales for the overall "supplement" category was $17 billion, broken down by condition-specific use as follows:

	Sales (In billions)
Sports/ Energy/ Weight Loss	$4.7	(Includes Naturade Total Soy)
General Health	4.4	(Includes Multi-Vitamins)
Joint Health	1.0	(Includes Naturade Joint Formula)
Cold /Flu/ Immune	0.8	(Includes Vitamin C and Echinacea)
All Other	6.1

	$17.0

        The overall industry has matured since the passage of the Dietary Supplement Health and Education Act (DSHEA) in 1994, but has experienced significant weakness over the last three years. For example, sales in the vitamin category has been flat, while sales in the herbal category has experienced double-digit declines since 1998, following several years of dramatic growth. While these trends are not expected to change in the near-term, the Company believes significant opportunities remain within the overall market. The most promising market segments have been soy protein products, joint health products (increasing by 24% according to NBJ), organic products and products for women's health. Naturade has products in each of these areas.

        The primary segment in which Naturade competes is the market for soy protein meal replacements and protein powders in the mass market and the health food market. IRI data reflecting actual cash register scan sales in supermarkets, drug stores and mass merchandisers (excluding Costco, Sam's Club and Wal*Mart, which do not provide data to IRI) for the 52 weeks ending December 2, 2001 show Naturade as the market leader with a 37.7% share of soy protein powders. The nearest leading competitor in the mass market is Genisoy, followed by Health Source, a brand from Abbott Laboratories. Many other companies have entered the category in the last 12 to 18 months but hold only small market shares (less than 5%), including: Twinlab, Amerifit, Balance, EAS, Natrol, Rexall Sundown, Schiff (Weider) and Country Life (Hain).

        Naturade does not have similar data for other categories or for this category in the health food market. In the health food market, the Company believes its principal competitors in the soy protein powder category are Genisoy and Spiru-tein, a brand from Nature's Plus. The only competitor to Naturade Total Soy ready-to-drink is Spiru-tein, which recently introduced a ready-to-drink soy protein beverage into health food stores.

        While no other personal care brand offers a complete aloe vera based line like Aloe Vera 80, several competitors vie for the natural product consumer's attention in health food stores, including: Jason, Kiss My Face, Rachel Perry and Nature's Gate. Other brands with aloe gel concentrate drink offerings include Nature's Gate and Lily of the Desert.

Sales, Marketing and Distribution

        In fiscal 2001, the breakdown of Naturade sales by channel was 48.8% to the mass market, 49.1% to the health food market and 2.1% in international channels. Naturade's products are sold to both the health food market and the mass market market using a sales management team augmented by independent brokers. Health food sales are primarily through distributors, while most mass market sales are direct to retailers. Naturade sales and distribution in Canada is handled through a single broker. The Company's major customers by class of trade include:

Supermarkets:	Kroger, Albertson's, Safeway, Fred Meyer
Mass Merchandisers:	Wal*Mart, Kmart, Target
Club Stores:	Sam's Club, Costco
Drug Stores:	CVS, Rite Aid, Eckerd
Natural Supermarkets:	Whole Foods, Wild Oats
Health Food Retailers and Distributors:	Vitamin Shoppe, Tree of Life, United Natural Foods

        Naturade's direct sales force supervises broker sales organizations in the health food market and mass market. While headquarters sales calls are primarily the responsibility of Naturade's sales management, follow-up calls and retail activity are carried out by over 60 health food broker personnel and an additional 50 mass market broker personnel. Naturade maintains brokerage agreements with its health food and mass market brokers throughout the U. S. These agreements have a term of one year and may be terminated on 30 days prior written notice by either party. In addition, these agreements grant the brokers exclusive territories to represent Naturade and receive commissions on sales generated in these territories. Brokers do not take title to the Company's products.

        Products are sold in the health food market through a network of 15 key distributors and approximately 15 smaller distributors, who together service approximately 5,000 retail health food stores and natural supermarkets in the United States. These distributors take title to the Company's products, combining these products with other companies' products to serve the health food stores in their geographic area. Seven of these key distributors are divisions of United Natural Foods, Inc., a national health food distributor, whose aggregate purchases during fiscal 2001 represented approximately 15% of the Company's total sales. Six other distributors are divisions of Tree of Life, Inc, another national health food distributor, whose aggregate purchases during 2001 represented approximately 13% of the Company's total sales. Often the Company's direct sales force along with brokers will solicit business from health food stores who then pull the Company's products from these distributors. While each of these national health food distributors are corporate legal entities, their divisions independently make purchasing decisions on the Company's products and then are separately invoiced by the Company.

Thus, in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company considers these divisions as separate customers for purposes of determining the top 40 customers.

        The mass market products are sold directly to mass market retailers or their designated distributors. One mass market customer, Wal*Mart-Sam's Clubs, represented approximately 15% of the Company total sales in 2001. While Wal*Mart and Sam's Clubs is one corporate legal entity, they are independent operations, have separate buying departments and are separately invoiced by the Company. Thus, in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company considers them as separate customers for purposes of determining the top 40 customers.

        The loss of any one of these customers could have a material adverse effect on the Company.

Third-Party Manufacturers

        Since the Company outsourced its production requirements in 1999, the Company is significantly dependent on third-party manufacturers. The decision to outsource was based upon the Company's desire to concentrate its financial resources on product development, sales, marketing and distribution. This decision was highly influenced by the availability of quality Southern California and Nevada-based powder and liquid manufacturers for the Company's products. Under the direction of the Company's new product development team, these third-party manufacturers create product formulations, test and develop sample production runs of prototype products.

Raw Material Supplies

        Due to the Company's decision to outsource production, Naturade has eliminated most of its raw material inventory which at December 31, 2001 approximated $195,000. This amount includes bottles, labels, corrugated boxes and shippers. The Company believes that the raw materials used by Naturade's third-party manufacturers are available with normal lead times and has not experienced significant out-of-stock situations.

Quality Control

        The Company has established quality control standards for its third-party manufacturers including lists of approved raw material suppliers, agreed upon production batch sizes, microbiological and other contaminant testing procedures, utilization of industry-specific independent laboratories for sample analysis and a formal incubation period for finished products, among other requirements. In addition, the Company has on retainer a former FDA examiner to inspect third-party manufacturing production facilities and draft new quality control procedures to adhere to evolving FDA guidelines.

Seasonal Fluctuations

        Currently, the Company's domestic business is not seasonal. However, as the Naturade Total Soy brand expands in the meal replacement category, sales will likely be affected by higher first quarter demand due to intense consumer interest in dieting and healthy lifestyle following the holiday season with a softening of sales in the fourth quarter. This softening has been partially offset by the Company's increasing new account sales and additional SKUs being sold to current accounts. Because individual products have seasonal variations, as the Company's product mix changes, the Company may experience seasonality in the future. In addition, international sales tend to fluctuate depending upon economic conditions, seasonal patterns and cultural differences within each country.

Trademarks, Copyrights and Other Intellectual Property

        The Company maintains registrations on nineteen trademarks with the United States Patent and Trademark Office, with an additional ten pending applications, as well as a California registration on one trademark. The Company also maintains trademark registrations for a variety of marks in approximately 10 foreign countries. In addition, Naturade maintains a variety of copyright registrations and holds certain other intellectual property rights. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. It will evaluate and pursue potential infringements on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elects not to pursue them, the value of its trademarks could be substantially weakened.

Private Equity Transaction

        During fiscal 2001, the Company spent significant time seeking additional financing to support its working capital requirements and general corporate purposes. On January 2, 2002, the Company sold to Westgate Equity Partners, L.P. ("Westgate") 13.5 million shares (the "Shares") of Series B Convertible Preferred Stock (the "Preferred Stock") for $2 million and warrants (the "Warrants") to purchase an additional 33.6 million shares of Series B Convertible Preferred Stock for $500,000 with an aggregate exercise price of $3.5 million (the "Private Equity Transaction"). The Preferred Stock bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. On the seventh anniversary of its issuance, the Preferred Stock will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of Directors of the Company will be elected exclusively by the holders of the Preferred Stock voting as a separate class.

        The Company may redeem the Series B Convertible Preferred Stock at any time prior to December 31, 2004 if the Company receives a bona fide offer from a third party to invest equity capital in the Company and the holders of the Series B Convertible Preferred Stock do not make a Qualified Counter Offer. A "Qualified Counter Offer" is a written offer for an equity investment in the Company that will yield gross proceeds in excess of the third party's offer (but need not exceed $3,500,000), and which either (A) is accomplished through the exercise of some or all of the Warrants, or (B) will provide capital on the same or better terms as the third party offer.

        As part of the Private Equity Transaction, Health Holdings & Botanicals, L.L.C. ("Health Holdings"), a majority shareholder, converted all of the Company's outstanding debt to Health Holdings in an amount of approximately $5.3 million, and surrendered all of Health Holdings' Series A Convertible Preferred Stock, comprising approximately 1.3 million shares, for cancellation without conversion, in exchange for 36 million shares of Naturade's Common Stock.

        If Westgate exercises the Warrants in full, Westgate would hold a total of 47.1 million shares of Convertible Preferred Stock, which would be convertible into the same number of shares of Common Stock (subject to adjustment to prevent dilution), or 51% of Naturade's outstanding Common Stock on a fully diluted basis. Furthermore, Naturade has agreed not to issue additional voting securities without Westgate's consent, except on the exercise of outstanding options to purchase Common Stock. Naturade also entered into a Management Services Agreement, under which certain principals of Westgate will provide management and consulting services to the Company.

        On December 20, 2001, Wells Fargo Business Credit, Inc. ("Wells Fargo") agreed to modify the terms of its Credit and Security Agreement with Naturade, to among other things, waive the enforcement of existing defaults, increase the credit available to the Company to a maximum of $4,500,000, increase the floating rate to the prime rate plus 2% and extend the maturity date to December 31, 2003, provided Westgate completed the Private Equity Transaction.

        The net proceeds of these transactions will be used by Naturade for working capital and general corporate purposes. The terms of the sale of the securities, the conversion of indebtedness owed to Health Holdings, the surrender of Health Holdings' Series A Convertible Preferred Stock and the amendment of the Company's bank credit facility are more fully described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2002.

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

        For each of the last three fiscal years, the Company has increased sales, specifically to the mass market. For 2001, the Company had net sales of $17,150,926, representing a 9.4% increase over fiscal 2000. During 2001, mass market net sales increased $2,737,687, or 48.6%, to $8,371,496 from $5,633,809 for 2000. For 2001, health food net sales decreased $1,258,255, or 12.5%, to $8,779,430 from $10,037,685 for 2000. Due to this mass market growth, mass market represented 48.8% of sales with health food (including international) representing 51.2% of sales.

        For 2000, the Company had net sales of $15,671,494, representing a 31.2% increase over 1999. During 2000, mass market net sales increased $4,339,804, or 335%, to 5,633,809 from $1,294,005 for 1999. For 2000, health food net sales decreased $615,012, or 5.8%, to $10,037,685 from $10,652,697 for 1999. As a percent of total sales, mass market represented 35.9%, whereas health food (including international) represented 64.1% of total sales.

        The year 1999 represented the launch into the mass market. For 1999, the Company had net sales of $11,946,702 of which $10,652,697, or 89.2%, represented health food (including international) sales, with mass market sales accounting for $1,294,005, or 10.8%, of total sales.

        Sales for 2001 in the United States are broken down by geographic regions as follows:

%
Northeast Region	22.8
Southeast Region	14.6
Southwest Region	7.3
Mid-West Region	17.6
Rocky Mountain Region	8.8
California and Hawaii	17.6
Northwest Region	11.3

100.0

Regulatory Matters

        The Company's products are subject to regulation by numerous governmental agencies, principally the U.S. Food and Drug Administration (the "FDA"). The Company's products are also subject to regulation by the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Advertising of the Company's products is subject to regulation by the U.S. Federal Trade Commission. The Company's products are also regulated by various state and local agencies as well as each foreign country in which the Company distributes its products.

        Many Naturade products, including Naturade Total Soy, are food products that are not subject to regulation by the FDA's drug regulations or the DSHEA of 1994. These food products are regulated under the general FDA food regulations and may use "structure/function" claims or health claims under appropriate circumstances, but unlike dietary supplements, are not required to carry a disclaimer regarding an FDA evaluation or disease. Effective October 26, 1999, the FDA approved a health claim for soy protein allowing the following product label claim:

  "25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease."

        To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. The Company is currently shipping products that carry this heart disease claim under the brand names of Naturade Total Soy, Naturade 100% Soy, Naturade Veg, Naturade NRG, Naturade Premium Soy, Naturade Organic Soy and Ribo-tein.

        The FDA passed a new regulation for labeling non-prescription, over-the-counter ("OTC") drugs. This new ruling was designed to make OTC drug labels easier to read. Products that fall under this category must implement the new "Drug Facts" labeling format by April 2002. This new regulation will affect several of Naturade's OTC products, including Herbal Expectorant, Children's Herbal Expectorant, Herbal Laxative and AV80 Antibacterial Soap. The Company expects to be fully compliant with the new Drug Facts regulations in time to meet the 2002 deadline.

Backlog

        Naturade typically does not carry backlog orders and generally maintains a sufficient supply of its products to meet customer demands. The Company's policy is to ship product within seven days of the order being placed.

Product Research and Development

        The Company devotes substantial resources to new product development and reformulation. The Company spearheads new product development efforts with third-party manufacturers who create product formulations, test and develop sample production runs of prototype products. Due to industry practice, these costs are often absorbed by the third-party manufacturers who then negotiate with the Company on final lot sizes and production costs. Consequently, the Company's direct expenses in this area do not reflect the full cost of product research and development.

        Naturade's direct product research and development expenses were $196,456, $251,717 and $326,946 in the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

        New products introduced in 2001 include Naturade Total Soy Menopause Relief and Naturade Joint Formula. Naturade Total Soy ready-to-drink was introduced in the last quarter of 2000 and achieved most of its current distribution during 2001.

        Naturade Total Soy Menopause Relief was developed to address the benefits of soy protein and soy isoflavones as they relate to menopause. This dietary supplement shake mix contains 10 grams of soy protein and 50 mg of naturally occurring soy isoflavones per serving. It also includes black cohosh, an herb used traditionally in women's health and shown in clinical research to help reduce the occurrence of hot flashes in menopausal women.

        Naturade Joint Formula was introduced to make it easy for consumers to get 1,500 mg of glucosamine daily as a supplement to support joint-health. Research indicates that glucosamine may help support normal joint function. Naturade Joint Formula supplies 1,500 mg of glucosamine in a one-ounce liquid serving.

        Over the past three years, the Company has reformulated virtually all its products to comply with the latest regulations in product labeling; including food (Nutritional Labeling Education Act of 1991 or NLEA), dietary supplement (DSHEA), over-the-counter drug (OTC Monographs) and cosmetic packaging regulations. The Company retains control of all labels in-house and aggressively manages label development and usage as an element of quality assurance. In addition, all formula specifications are developed under the direction of Naturade's management.

Employees

        As of December 31, 2001, Naturade employed 29 people, including two in administration, 11 in sales and marketing, three in product development, seven in finance, accounting and information technology and six in warehouse and distribution. The Company considers its relations with its employees to be good.

Risk Factors

        The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein. This Annual Report on Form 10-K contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

  There is substantial doubt as to the Company's ability to continue as a going concern, and the Company will incur further losses

        Naturade's independent accountants have qualified their opinion on the Company's financial statements, expressing substantial doubt concerning the Company's ability to continue as a going concern. At December 31, 2001, the Company had an accumulated deficit of $18,549,892, net working capital deficit of $1,864,116 and a stockholders' capital deficiency of $7,009,373. The Company anticipates that it will incur net losses for the immediate future and will need access to additional financing for working capital and to expand its business. Moreover, as of December 31, 2001, the Company was in default of the minimum book net worth and minimum net income covenants in the Credit and Security Agreement with its principal lender and only recently received a written waiver of such default. Without a waiver of any future defaults that may occur, or a modification of the Credit and Security Agreement, the lender could terminate the agreement and demand immediate payment of the full amount of indebtedness. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002 and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade's Common Stock could lose their entire investment.

  Dependence on continued business from the Company's key customers

        The Company's three largest customers together account for 43% of sales revenue. One mass market customer, Wal*Mart and Sam's Club, represented approximately 15% of Naturade's total sales in 2001, and two health food distributors accounted for 28% of total sales in 2001. The loss of such customers could have a material adverse effect on the Company's results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

  Dependence on current and ongoing financing

        The Company's success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of December 31, 2001, the Company was not in compliance with the minimum net income covenant of the Credit and Security Agreement with Wells Fargo. Subsequently, the Company obtained a written waiver from Wells Fargo for the noncompliance. See "Item 7. Management's Discussion and Analysis of Financing Condition and Results of Operations—Liquidity and Capital Resources" and Note 4 to the Financial Statements. Starting in 2000, the Company embarked on a strategy to rollout the Naturade Total Soy product line to the mass market, which requires a high level of marketing expenditures. Although the Company obtained $2.5 million as part of the Private Equity Transaction on January 2, 2002, as explained above under "General" and in Note 12 to the Financial Statements, there is no assurance that these proceeds will be sufficient to fund this strategy. Further, no assurance can be given that the Company will have access to additional funds or, if funds can be obtained, that the terms on which they can be obtained will be satisfactory. In such event, the Company's business and results of operations, and its ability to continue as a going concern, will be materially adversely affected.

  Future Sales of Equity Securities Could Dilute the Company's Common Stock

        The Company may seek to obtain new financing from various sources, including the sale of its securities. Future sales of Common Stock or securities convertible into Common Stock at or below recent market prices could result in dilution of the Common Stock. In addition, the conversion of the 13.5 million shares of Series B Convertible Preferred Stock originally sold to Westgate Equity Partners, L.P. ("Westgate"), for $2 million, together with conversion of the 33,641,548 shares of Series B Convertible Preferred Stock issuable on exercise of warrants held by Westgate, which have an exercise price of approximately $0.104 per share (and, including the original cost of the warrant, a total consideration of approximately $0.119 per share), would also result in dilution of the Common Stock. The perceived risk of dilution may cause some of the Company's stockholders to sell their shares, which could further reduce the market price of the Common Stock.

  Naturade may face interruption of production and services due to increased security measures in response to terrorism

        Naturade's business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorist activities and threats aimed at the U.S., transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of the terrorist activities and potential activities. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact the Company's results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

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

        As a result of the Company's efforts to comply with changes in applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. Such future laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for our products. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition. See "Government Regulation."

  Technological changes

        The Company currently is engaged in developing nutraceuticals, which are characterized by extensive and costly research efforts and rapid technological progress and change. New process developments are expected to continue at a rapid pace in both industry and academia. The Company's future success will depend on its ability to develop and commercialize its existing product candidates and to develop new products. There can be no assurance that the Company will successfully complete the development of any of its existing product candidates or that any of its future products will be commercially viable or achieve market acceptance. In addition, there can be no assurance that research and development and discoveries by others will not render some or all of the Company's programs or potential product candidates uncompetitive or obsolete.

  Dependence on third-party manufacturers

        The use of contract manufacturers and the resulting loss of direct control over the production of its products could result in the Company's failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of contract manufacturing services are available, the loss of one or more contract manufacturers could have a material adverse effect on the Company's results of operations until an alternative source is located and has commenced producing the Company's products.

        Although the FDA does not currently regulate manufacturing facilities for nutraceutical products, there can be no assurance that the FDA at some time in the future will not begin regulating these manufacturing facilities. If the FDA were to begin regulating the manufacturing facilities for nutraceuticals, and if the manufacturing facilities used by the Company's third-party manufacturers did not meet those standards, the production of the Company's products could be delayed until the necessary modifications are made to comply with those standards or alternate manufacturers are located.

        In addition, in accordance with the requirements of DSHEA, the FDA has been in the process of developing a Good Manufacturing Practice Regulation applicable to manufacturers of dietary supplements. The FDA recently stated that it expected to publish a proposed regulation for public comment sometime during the second half of 2002. However, there is no way to determine when the FDA will actually publish this proposal, in what form it will appear, and when any such regulation will become final. When final regulations are promulgated, it may be necessary for Naturade to review the qualifications of its third-party manufacturers and determine whether they satisfy the FDA's requirements. The potential exists for circumstances to arise which would require Naturade to seek out alternate manufacturers who operate in compliance with the FDA's requirements.

  Competition

        The market for nutraceutical products is highly competitive. Many of the Company's competitors have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any products that may be developed by the Company.

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

        Naturade may not be able to identify suitable strategic partners to realize the Company's growth strategy.

        In addition to internal expansion of its existing business, Naturade has a strategy to expand its business externally by identifying compatible companies for strategic alliances and strategic investments in Naturade. Naturade may not succeed in identifying these potential strategic partners or may be unable to conclude agreements with them. If so, Naturade's future growth may be limited, and it may be unable to achieve profitability.

  Expanding the Company's sales in the mass market has increased branding costs and resulted in less stable demand for the Company's products.

        Naturade, traditionally a marketer for the health food market, has recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant new costs and risks for Naturade. Mass market merchandise requires greater expenditures for branding. For example, Naturade's brand expenses for the mass market increased from $709,482 in 2000 to $1,856,113 in 2001, accounting for most of Naturade's aggregate 51% increase in brand expense during the period. Compared to sales to health food distributors, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed Naturade's short term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to Naturade's business.

  The dietary supplement industry as a whole is experiencing a decline in sales.

        Naturade's business consists primarily of selling natural products and functional foods, including soy protein based products. While Naturade and the soy protein category as a whole have recently experienced increased sales, other categories of dietary supplements have experienced reduced sales in recent periods after several years of dramatic growth. In particular, revenues in both the herbal and health food store categories have significantly declined. There can be no assurance that this general consumer trend will not be experienced by Naturade's product categories as well. Even if Naturade is successful in increasing sales within its market category, a decline in the overall market for natural products or functional foods could have a material adverse affect on Naturade's business.

  Effect of adverse publicity

        The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company and that various scientific studies have suggested may involve health benefits. While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products. The Company is highly dependent upon consumers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The Company could be adversely affected if any of the Company's products, or any similar products distributed by other companies, should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of such products. The Company's ability to attract and retain distributors could be adversely affected by negative publicity relating to it or to other direct sales organizations or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company or other direct sales organizations.

  Intellectual Property Protection

        Our success depends in part on our ability to preserve our trade secrets and know-how, and operate without infringing on the property rights of third parties. The Company does not have any patents, and as a result another company could replicate one or more of Naturade's products. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a U.S. federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the U. S. The Company intends to register its trademarks in certain foreign jurisdictions where the Company's products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the U.S.

        Currently, the Company has received over 19 U.S. trademarks as well as a California registration of one trademark. The Company also maintains trademark registrations in approximately 10 foreign countries. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. It will evaluate and pursue potential infringement on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elects not to pursue them, the value of its trademarks could be substantially weakened. If the Company takes action to enforce its property rights, litigation may be necessary. Any such litigation could be very costly and could distract the Company's personnel. Due to limited financial resources, Naturade may be unable to pursue some litigation matters. In matters it does pursue, Naturade can provide no assurance of a favorable outcome. An unfavorable outcome in any proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

  Introduction of new products

        Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors to currently existing products, as well as new formulations or configurations, such as ready-to-drink and bars. The Company experiences significant costs in formulating new products, designing packaging and merchandising. While the Company conducts extensive market research to determine consumer trends in both the mass market and health food market, there can be no assurance that the Company's new products will be accepted by consumers and retailers. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

  Stock Price

        The market price of the Company's Common Stock is likely to be volatile and could be subject to significant fluctuations in response to the factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of Common Stock and stock market price and volume fluctuations. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations may adversely affect the market price of the Company's Common Stock.

  Closely Controlled Stock

        At March 21, 2002, Westgate Equity Partners, L.P. beneficially owned approximately 50.9% of the Company's Common Stock, Health Holdings beneficially owned 44.3% of the Company's Common Stock, and executive officers and directors of the Company as a group beneficially owned 96.4% of the Company's Common Stock. Shares "beneficially owned" include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate Equity Partners, LLC and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company's management and affairs.

Item 2. Properties

        In December 1998, the Company signed a 7 1/2 year lease for a facility including new executive offices, sales and marketing offices and warehouse located in Irvine, California. This 50,000 square foot facility includes a 40,000 square foot finished goods warehouse area configured with a high-density steel rack and frame storage floor plan. This maximum cubic space utilization provides the Company with reasonably sufficient warehousing capacity for the term of the lease, specifically in light of the Company's decision to outsource production, thereby eliminating the need for any manufacturing space. The rent expense related to this lease for fiscal year ended December 31, 2001 was $449,237. The lease agreement includes an approximate 9% rent increase after the second, fourth and sixth year of the lease period, with a 60-month extension after the initial lease term at the prevailing market rental rate. Detailed information relating to this lease is presented in the footnotes to the financial statements accompanying this report.

Item 3. Legal Proceedings

        From time to time, the Company is party to various other claims and litigation that arise in the ordinary course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

  Action by Written Consent to Amend Certificate of Incorporation.

        On December 17, 2001, holders of 64.7% of the Common Stock of the Corporation voted all of their shares to approve an amendment of the Company's Certificate of Incorporation. The affirmative vote of more than 50% of the stockholders was required to take such action. The amendment is included as Exhibit 3.3 to this Annual Report on Form 10-K and is incorporated herein by this reference. The effect of amendment is as follows:

  1)
  The authorized capital stock of the corporation is increased from 50 million shares of Common Stock and 2 million shares of Preferred Stock, to 100 million shares of Common Stock, 50 million shares of Preferred Stock and 2 million shares of Non-Voting Common Stock.

  2)
  A class of Non-Voting Common Stock is established having the same economic rights as Common Stock but no voting rights, except as may be required by law.

  3)
  Procedures for removal of directors and filling of vacancies are modified to permit a majority of stockholders to act by written consent or a vote at a regular or special meeting to remove directors (other than those elected by a single class of stock) and to fill the vacancies left by removal.

  4)
  The corporation elects not to be governed by Section 203 of the Delaware General Corporation Law, which provides certain anti-takeover protections.

  Action by Written Consent to Amend Certificate of Incorporation.

        On December 28, 2001, holders of 64.7% of the Common Stock of the Corporation voted all of their shares to approve an amendment of the Company's Certificate of Incorporation. The affirmative vote of more than 50% of the stockholders was required to take such action. The amendment is included as Exhibit 3.4 to this Annual Report on Form 10-K and is incorporated herein by this reference. The amendment further modifies procedures for removal of directors to accommodate the cumulative voting provisions of the California General Corporation Law (the "CGCL"), to the extent such provisions are made applicable to the Company by Section 2115 of the CGCL. Specifically, if the cumulative voting provisions of the CGCL apply to the Company and less than the entire board is to be removed, then no director may be removed when the votes cast against removal, or not consenting in writing to the removal, would be sufficient to elect the director if voted cumulatively at an election at which the same total number of votes were cast (or, if the action is taken by written consent, all shares entitled to vote were voted) and the entire number of directors authorized at the time of the directors' most recent election were then being elected.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

Market Information

        The Company's Common Stock began trading on the over-the-counter securities market in the third quarter of 1991 under the symbol NRDC. The over-the-counter market quotations reflect interdealer bid prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The prices appearing below were obtained from the National Quotation Bureau.

Fiscal 2002	High	Low
1st Quarter (through March 21)	$.40	$.12
Fiscal 2001	High	Low
1st Quarter	$.45	$.44
2nd Quarter	.50	.32
3rd Quarter	.60	.25
4th Quarter	.60	.25
Fiscal 2000	High	Low
1st Quarter	$1.19	$.63
2nd Quarter	.81	.56
3rd Quarter	.63	.56
4th Quarter	.63	.44

        On March 21, 2002, the last reported price for the Company's Common Stock was $0.12. Shareholders are urged to obtain current market quotations for the Company's Common Stock.

Holders

        To the best knowledge of the Company, the number of registered record holders of Common Stock as of March 21, 2002, was 542. According to information obtained by the Company, approximately 700 additional shareholders hold the Company's Common Stock in "street name."

Dividends

        The Company did not pay a cash dividend on its Common Stock during 2000 and 2001, and the Company does not anticipate paying any cash dividends in the foreseeable future. As of the date of this Annual Report on Form 10-K, the Company intends to follow a policy of retaining any future earnings to provide funds for the expansion of its business. The declaration and payment of cash dividends in the future will depend upon the Company's earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. The Company's ability to pay dividends is limited by the provisions of Delaware law, by its Credit and Security Agreement with Wells Fargo Business Credit and under the Certificate of Designation of the Series B Convertible Preferred Stock.

Options and Warrants

        As part of a restructuring of the Company in 1991, equity holders exchanged their shares for new Common Stock and Class A and Class B Warrants. The Class A Warrants expired at December 31, 1996. The Class B Warrants allowed for the purchase of one share of Common Stock for $1.25 per share. Between December 31, 1999 and January 14, 2000, 588 Class B Warrants were exercised. On January 15, 2000, the remaining 324,520 unexercised Class B Warrants expired.

        During 1999, the Company issued 60,000 shares of Common Stock based upon the exercise of stock options at prices ranging from $0.50 to $0.94 per share. During 1999, 600,000 warrants were issued to Health Holdings pursuant to the Finance Agreement. See "Item 13. Certain Relationships and Related Transactions" and Note 4 to the Financial Statements.

Recent Sales of Unregistered Securities

  Series B Convertible Preferred Stock and Warrants

        On January 2, 2002, the Company sold 13,540,723 shares of Series B Convertible Preferred Stock (the "Shares") for $2 million, and sold for $500,000 warrants (the "Warrants") to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock. The Warrants have an aggregate exercise price of $3.5 million. The Company sold the Shares and Warrants directly, without the services of an underwriter, in a private placement made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. The purchaser was an accredited investor within the meaning of Regulation D. The Company received net proceeds of approximately $2,316,000 after expenses related to the placement.

        Each share of Series B Convertible Preferred Stock is convertible into one share of Naturade's Common Stock at the option of the holder (subject to adjustment to protect against dilution). The proceeds of the sale of the Shares and Warrants will be used for working capital and general corporate purposes.

  Issuance of Common Stock on conversion of debt

        On January 2, 2002, the Company issued 35,989,855 shares of Common Stock to Health Holdings, in consideration of the conversion by Health Holdings of all of the Company's outstanding debt to Health Holdings, in an amount of approximately $5.3 million, and the surrender by Health Holdings of 1,250,024 shares of Naturade's Series A Convertible Preferred Stock for cancellation without conversion. The Company issued the shares of Common Stock directly, without the services of an underwriter, in a private placement made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. The purchaser was an accredited investor within the meaning of Regulation D. The Company received no net proceeds from the issuance and sale of the Common Stock.

Item 6. Selected Financial Data

        The following tables summarize certain selected financial data for the periods presented and should be read in conjunction with the more detailed information and financial statements, including notes thereto, presented elsewhere herein.

STATEMENT OF OPERATIONS DATA

	Years Ended December 31						Three Months Ended December 31 1998	Year Ended September 30 1998
	2001		2000		1999(1)
Net Sales	$17,150,926	100.0%	$15,671,494	100.0%	$11,946,702	100.0%	$3,597,155	$13,506,972
Gross Profit	7,985,897	46.6%	7,370,366	47.0%	4,569,798	38.3%	1,327,205	5,712,883
Selling, general and administrative expenses	10,157,947	59.2%	8,839,159	56.4%	8,923,832	74.7%	1,975,550	8,928,723
Other operating expenses	0	0.0%	0	0.0%	2,844,344	23.8%	0	0
Operating Income (Loss)	(2,172,050)	-12.7%	(1,468,793)	-9.4%	(7,198,378)	-60.3%	(648,345)	(3,215,840)
Other Income (Loss)	(549,172)	-3.2%	(661,499)	-4.2%	(2,497,635)	-20.9%	(298,328)	(858,525)
(Loss) Income before provision for income taxes	(2,721,222)	-15.9%	(2,130,292)	-13.6%	(9,696,013)	-81.2%	(946,673)	(4,074,365)
Provision for income tax	5,931	0.0%	800	0.0%	800	0.0%	0	35,450
Net (Loss) Income	(2,727,153)	-15.9%	(2,131,092)	-13.6%	(9,696,813)	-81.2%	(946,673)	(4,109,815)
Basic Net (Loss) Income Earnings per share	$(0.36)		$(0.30)		$(1.81)		$(0.18)	$(0.84)
Weighted Average Numberof Shares used in Computation of Basic Net (Loss) Earnings per share	7,600,000		7,000,000		5,346,000		5,227,000	4,874,000
Diluted Net (Loss) Income Earnings per share	$(0.36)		$(0.30)		$(1.81)		$(0.18)	$(0.84)
Weighted Average Number of Shares used in Computation of Diluted Net (Loss) Earnings per share	7,600,000		7,000,000		5,346,000		5,227,000	4,874,000

(1)
Commencing January 1, 1999, the Company changed its fiscal year to end December 31st

BALANCE SHEET DATA

	As of December 31
					As of September 30 1998
	2001	2000	1999(1)	1998
Cash and Cash Equivalents	$55,388	$202,648	$1,056,240	$842,029	$1,975,513
Working Capital	$(1,864,116)	$226,869	$(649,929)	$2,219,645	$3,116,309
Total Assets	$3,993,495	$5,389,819	$5,102,950	$8,523,589	$9,548,470
Long-Term Debt	$5,507,382	$5,049,770	$3,778,528	$1,964,324	$2,011,523
Total Stockholders' (Deficit) Equity	$(7,009,373)	$(4,472,397)	$(4,002,962)	$3,459,019	$4,328,192

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of Naturade's financial condition and results of operations should be read in conjunction with "Item 6. Selected Financial Data" and the financial statements and related notes attached to this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Naturade's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Item 1. Risk Factors" and elsewhere in this report.

General

        The Company is a branded natural products marketing company focused on high growth, innovative products designed to nourish the health and well-being of consumers. The Company concentrates on the rapidly expanding soy food market which reached sales of almost $2.5 billion in 2000 and is expected to grow 15% to 20% per year reaching $5 to $6 billion by 2005 according to Soyatech market research dated February 2001. The Company has purposely avoided the vitamin category which has been flat, while the herbal category has experienced 15% to 25% declines per year since the late nineties. The Company's products include Naturade Total Soy, a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink products and bars, Naturade Soy protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company's products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway and Albertson's), mass merchants (e.g., Wal*Mart, Kmart and Target), club stores (e.g., Sam's Clubs and Costco), drug stores (e.g., CVS, Eckerd and Rite-Aid), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores. Major trends occurring in 2001 included:

  1)
  Soft industry sales highlighted by continued 15% to 25% declines in vitamin and herbal categories, which the Company has purposely avoided;

  2)
  Accelerated shift from health food stores and towards the mass market as consumers opt for shopping convenience as mass retailers better define their marketing strategies for natural products;

  3)
  Continued expansion of Naturade Total Soy distribution, which accounted for 57% of sales in fiscal 2001; and

  4)
  Successful financial restructuring through the raising of $2.5 million, conversion of $5.3 million in debt into equity and the renegotiation of a bank line of credit.

        On January 2, 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate for a total of $2.5 million, (ii) issued 36 million shares of Common Stock in exchange for the cancellation of $5.3 million of outstanding debt and 1.3 million shares of outstanding Series A Convertible Preferred Stock and (iii) amended its bank credit facility. The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment) and bears dividends at the rate of 10% per annum. The Warrants entitle the holder to purchase for $3.5 million additional shares of Series B Convertible Preferred Stock convertible into 33.6 million shares of Common Stock (subject to adjustment). The net proceeds from the investment will be used by Naturade for working capital and general corporate purposes. For a more complete description of this transaction, see "Item 1. General—Private Equity Transaction."

Results of Operations

  2001 Compared to 2000

        2001 was adversely affected by the retail recession starting in mid-year, which was intensified by the tragic events of September 2001. This softness continued through the balance of the year as retailers were cautious about stocking inventory and several experienced severe business downturns. While the soy protein category reflected this overall weakness, the Company was able to solidify its position with several retailers by achieving new distribution and broadening its product selection in certain areas. In fiscal 2001, the top 25 customers accounted for over $14.3 million or 83.4% of net sales and the top 25 SKUs accounted for 68.2% of net sales.

        Net Sales—Net sales for 2001 increased $1,479,432, or 9.4%, to $17,150,926 from $15,671,494 for 2000. The increase in sales is primarily due to the continued successful launch of Naturade Total Soy products for the mass market. Domestic sales for 2001 increased $1,591,096, or 10.5%, to $16,783,871 from $15,192,775 for 2000. International sales for 2001 decreased $111,664, or 23.3%, to $367,055 from $478,719 for 2000.

        Mass Market Net Sales—For 2001, mass market net sales increased $2,737,687, or 48.6%, to $8,371,496 from $5,633,809 for 2000. This increase in mass market net sales was primarily a result of (i) the conversion of new distribution sales in 2000 into repeat (turn) business in 2001, (ii) new distribution sales in 2001 with the addition of accounts such as Safeway and K-Mart, (iii) the introduction of additional products in 2001 to existing mass market customers such as Kroger and Albertson's, (iv) a channel shift as certain mass market customers switched their buying patterns from purchasing through health food distributors (classified as health food sales) to direct purchases (classified as mass market sales) and (iv) a greater brand awareness of Naturade Total Soy products.

        The following table illustrates mass market net sales for 2001 and 2000:

Mass Market Net Sales
($ in thousands)

Fiscal Year Ended December 31			Change
	2000	2001	$	%
New Distribution	$962.8	$1,501.5	538.7	56.0
Channel Shift		715.6	715.6
Turn Business	4,671.0	6,154.4	1,483.4	31.8

Total	$5,633.8	$8,371.5	2,737.7	48.6

        The growth in the core turn business is indicative of the successful conversion of 2000 new distribution sales into repeat business and the greater brand awareness of the Company's products. For 2001, mass market turn business net sales increased $1,483,400, or 31.8%, to $6,154,400 from $4,671,000 for 2000.

        Health Food Net Sales—For 2001, health food net sales decreased $1,258,255, or 12.5%, to $8,779,430 from $10,037,685 for 2000.

        In 2001, the Company discontinued products which accounted for $480,000 in sales for 2000. By factoring in the channel shift from health food distributors to direct mass market purchases as shown in the above table, sales lost in 2001 due to the Company's decision to discontinue these products and the decline in international sales, which are reported in the health channel, a different picture emerges. For 2001, core health food net sales were up 1.2% compared to 2000. These trends compare to a category decline of 7% from year 2000 sales levels.

        Continued Emphasis on Mass Market Sales—On a percent of net sales basis, 2001 reflects the continuing growth in the Company's sales resulting from expansion of the mass market channel. For 2001, the mass market net sales represented 48.8% of total net sales compared to 35.9% of net sales for 2000.

        Customer, Product and Naturade Total Soy Concentration—For 2001, the top 40 customers accounted for $16,039,700, or 93%, of net sales, with 23 health food customers contributing $8,032,200, or 46.8%, of net sales, 16 mass market customers contributing $7,827,000, or 45.6%, of net sales, and one international customer contributing $180,500, or 1%, of net sales. For 2000, the top 40 customers accounted for $14,413,300, or 92%, of net sales, with 24 health food customers contributing $8,980,500, or 57.3%, of net sales, 14 mass market customers contributing $5,120,200, or 32.7%, of net sales, and two international customers contributing $312,600, or 2%, of net sales. For both periods, the Company considers the seven United Natural Food divisions and six Tree of Life divisions as separate customers for purposes of this top 40 list, because of their ability to make independent purchasing decisions regarding the Company's products once Naturade products have been approved at the corporate level. Also, although Wal*Mart and Sam's Club are one corporate legal entity, they operate independently with separate buying departments and, thus, the Company considers them separate customers for purposes of this top 40 list. This analysis differs from that shown in "Item 1. Business—General" in which the divisions of these three entities are combined under their corporate parent to reflect three major customers.

        For 2001, the top 40 products represented $13,507,000, or 78.8%, of net sales, with 18 Naturade Total Soy products contributing $8,790,100, or 51.3%, of net sales, 13 protein powders contributing $3,238,900, or 18.9%, of net sales and nine aloe vera and other products representing $1,478,000, or 8.6%, of net sales. For 2000, the top 40 products represented $11,410,100, or 72.8%, of net sales with eleven Naturade Total Soy products contributing $5,678,600, or 36.2%, of net sales, 15 protein powders contributing $3,729,700, or 23.8%, of net sales and 14 aloe vera and other products representing $2,001,800, or 12.8%, of net sales.

        During 2001, the Company continued its successful rollout of Naturade Total Soy products, with 20 powder products contributing $7,447,000, or 43.4%, of net sales. During 2001, the Company continued the rollout of product line extensions in the Naturade Total Soy family including Naturade Total Soy bars and Naturade Total Soy ready-to-drink which combined contributed $2,327,400, or 13.6%, of net sales. This compares favorably with sales for the twelve Naturade Total Soy powder products of $6,023,400, or 38.5%, of net sales, for 2000.

        Gross Margin—Gross profit as a percentage of sales for 2001 decreased slightly to 46.6% from 47.0% in 2000. This decline in gross profit percentage is primarily due to additional reserves for slow moving inventory and expanded private label business which carries a lower gross margin than branded products.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses for the fiscal year ended December 31, 2001 increased $1,318,788, or 14.9%, to $10,157,947, or 59.2%, of net sales, from $8,839,159, or 56.4%, of net sales, for 2000. Approximately 93% of this increase or $1,227,385 is attributable to increases in brand expenses. For 2001, brand expenses increased $1,227,385, or 51.2%, compared to 2000, to $3,623,917, or 21.1%, of net sales for 2001 from $2,396,532, or 15.3%, of net sales for 2000. The heavy spending in mass trade promotions represented the bulk of this increase with 2001 costs equaling $1,740,152, or 20.8%, of mass market net sales, a $1,031,978, or 145.7%, increase over the 2000 spending of $708,174 or 12.6% of mass market net sales. The balance of the increase came from consumer promotions and print advertising which increased 245.5% and 151%, respectively, compared to 2000. Partially offsetting these increases was a decline in product development as the Company strategically decided against introducing an abundance of new products, but rather concentrated on expanding sales opportunities for its core products.

        Other Income (Expense)—Other income (expense) consists of two components, interest expense and other expense.

        Interest expense consists of bank and other interest related to notes shown in Note 4 to the Financial Statements. For 2001, these interest expenses decreased $104,490 compared to 2000 to $556,079, or 3.2% of net sales, for 2001, from $660,569, or 4.2% of net sales, for 2000.

        The other expense category consists of unusual or non-recurring charges net of other income. For 2001 this other income was $6,907 compared to an expense for 2000 of $930 for a net increase of $7,837.

  2000 Compared to 1999

        Although the softness in the health food industry first seen in 1999 brought on by a weakness in the dietary supplement category continued into 2000, the Company maintained its sales strength in key health food accounts with only a 6% decline in health food sales. Furthermore, the toehold established in the more diverse mass market in 1999 blossomed into a much broader and robust customer base with 28,000 store outlets reached by the end of 2000. In 2000, the top 25 customers accounted for over $12.9 million or 82.1% of net sales and the top 25 SKUs accounted for 62.9% of net sales.

        Net Sales—Net sales for 2000 increased $3,724,792, or 31.2%, to $15,671,494 from $11,946,702 for 1999. The Company tracks sales by distribution channel (health food and mass market) and geographically (domestic and international). The increase in sales is primarily due to the continued successful launch of Naturade Total Soy products for the mass market. Mass market sales for 2000 increased $4,339,804, or 335%, to $5,633,809 from $1,294,005 for 1999. Health food sales for 2000 decreased $615,012, or 5.8%, to $10,037,685 from $10,652,697 for 1999. Domestic sales for 2000 increased $3,835,978, or 33.8%, to $15,192,775 from $11,356,797 for 1999. International sales for 2000 decreased $111,186, or 18.8%, to $478,719 from $589,905 for 1999.

        For 2000, the top 40 customers accounted for $14,413,300, or 92%, of net sales, with 24 health food customers contributing $8,980,500, or 57.3%, of net sales, 14 mass market customers contributing $5,120,200, or 32.7%, of net sales, and two international customers contributing $312,600, or 2%, of net sales. For 1999, the top 40 customers accounted for $10,493,900 or 88% of net sales, with 20 health food customers contributing $9,028,600, or 75.6%, of net sales, 17 mass market customers contributing $1,137,600, or 9.5%, of net sales, and three international customers contributing $327,700, or 2.7%, of net sales.

        For 2000, the Company continued its successful rollout of Naturade Total Soy products, with 12 powder products contributing $6,032,400, or 38.5%, of net sales. During the later half of 2000, the Company launched three product line extensions in the Naturade Total Soy family including Naturade Total Soy Calcium 1000, Naturade Total Soy bars and Naturade Total Soy ready-to-drink which combined contributed $653,400, or 4.2%, of net sales. This compares favorably with sales for the twelve Naturade Total Soy powder products of $1,367,000, or 11.4%, of net sales, for 1999.

        For 2000, the top 40 products represented $11,410,100, or 72.8%, of net sales, with 11 Naturade Total Soy products contributing $5,678,600, or 36.2%, of net sales, 15 protein powders contributing $3,729,700, or 23.8%, of net sales and 14 aloe vera and other products representing $2,001,800, or 12.8%, of net sales. For 1999, the top 40 products represented $8,132,400, or 68.1%, of net sales with eight Naturade Total Soy products contributing $1,181,600, or 9.9%, of net sales, 16 protein powders contributing $4,468,500, or 37.4%, of net sales and 16 aloe vera and other products representing $2,482,300, or 20.8%, of net sales.

        Gross Margin—Gross profit as a percentage of sales for 2000 increased 8.7% to 47% from 38.3% in 1999. This improvement in gross profit percentage is primarily due to better inventory control in 2000 compared to 1999 in which approximately $875,000 in obsolete inventory was reserved compared to approximately $190,000 in fiscal 2000. Also impacting the gross profit percentage for 1999 was the sale of $148,164 of raw materials to co-packers at cost which produced no gross margin, thereby lowering the gross margin for 1999.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses for 2000 decreased $84,673, or 0.9%, to $8,839,159, or 56.4%, of net sales, from $8,923,832, or 74.7%, of net sales, for 1999. This downward trend includes a $169,937 reduction in marketing expenses, a $323,790 increase in sales costs, a $318,567 increase in shipping and receiving costs, a $525,691 reduction in general and administrative costs, a $43,064 increase in depreciation and amortization and a net reduction of $75,992 in other costs.

        Marketing costs consist of advertising, trade and consumer promotions, marketing consultants, public relations, design and product development and other. For 2000, these marketing costs decreased $169,937, or 6.6%, compared to fiscal 1999, to $2,396,532, or 15.3%, of net sales for 2000 from $2,566,469, or 21.5%, of net sales for 1999. This downward trend is primarily due to a significant reduction in advertising and marketing consulting expenses, partially offset by an increase in trade promotions as the Company revamped its marketing focus to target specific customers with trade promotions which have a more direct impact on current sales.

        Sales costs consisting of sales personnel and related costs as well as sales commissions increased $323,790, or 18.9%, compared to the prior fiscal year to $2,035,621, or 13%, of net sales for 2000, from $1,711,831, or 14.3%, of net sales for 1999. While commissions accounted for approximately $167,500, or 51.7% of the increase, commissions as a percent of sales were 4.2% of net sales, compared to 4.1% of net sales for 1999. The balance of the increase was due to additional personnel, related benefit costs and travel costs.

        Shipping and receiving costs consist of all warehouse operating costs plus freight costs to the Company's customers. For 2000, these shipping and receiving costs increased $318,567, or 29.2%, compared to 1999 to $1,411,351, or 9%, of net sales, from $1,092,784, or 9.1%, of net sales, for 1999. Incremental freight-out costs represented approximately $200,000, or 62.8%, of this increase, with additional personnel and warehouse costs representing the balance.

        General and administrative costs decreased $525,691, or 16.9%, for 2000 compared to 1999 to $2,579,980, or 16.5% of net sales, for 2000 from $3,105,671, or 26.0% of net sales, for 1999. The first reason was lower payroll expense of approximately $317,000 for 2000 compared to 1999 due to a corporate restructuring which reduced senior management and other positions. The second reason was a reduction of approximately $179,000 in outside financial consultants and legal advisors as the Company's financial structuring issues where more fully resolved in 2000. The third reason was a reduction in bad debt expense of approximately $30,000 in 2000 compared to 1999 due to better control over customer receivables over 90 days.

        The 1999 other operating expense amount included the PNI lawsuit settlement of $1,774,000 as explained in Note 7 to the Financial Statements, and the write off of intangible assets of $1,070,344 as explained in Note 8 to the Financial Statements. There is no comparable amount for 2000.

        Other Income (Expense)—Other income (expense) consists of two components, interest expense and other expense, which are separately discussed below.

        Interest expense consists of bank and other interest related to notes shown on Note 4 to the Financial Statements. For 2000, these interest expenses decreased $1,691,423 compared to 1999 to $660,569, or 4.2% of sales, for 2000, from $2,351,992, or 19.7% of sales, for 1999. The major reason for the interest decline in 2000 was the recording in 1999 of interest expense related to the conversion feature of the $4 million Health Holdings Credit Agreement debt. Due to this conversion feature, the Company recorded a non-cash interest expense of approximately $1,501,000 for 1999.

        The other expense category consists of unusual or non-recurring charges net of other income. For 2000 this other expense decreased $144,713 compared to 1999 to $930 for 2000, from $145,643, or 1.2% of sales, for 1999.

Liquidity and Capital Resources

        The Company used cash of $782,666 in operating activities for 2001 compared to the use of cash of $2,642,876 in operating activities for 2000.

        The Company's working capital decreased from $226,869 at December 31, 2000 to ($1,864,116) at December 31, 2001. This decrease was due to a $938,140 reduction in inventory as the Company improved its inventory turns, a decrease in net accounts receivable of $442,191 reflecting the Company's lower sales in December 2001 versus December 2000, an increase in accounts payable and accrued expenses of $518,528 and the Company's operating losses for 2001.

        Cash used in investing activities for 2001 totaled $136,718 compared to cash used in investing activities for 2000 of $31,223. This increase was largely due to the Company's continued investment in advanced hardware and software intended to improve the Company's receiving and shipping operations through UPC bar code scanning which is intended to eventually reduce shipping costs and errors.

        The Company's cash provided by financing activities of $772,124 for 2001 was the net result of borrowings under the line of credit, borrowings under the Credit Agreement with Health Holdings and borrowings under the Loan Agreement (See Note 4 to the Financial Statements), offset by payments of long-term obligations.

  Impact of Contractual Obligations and Commercial Commitments

        The following summarizes the Company's contractual obligations at December 31, 2001 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$7,514,974	$2,007,592	$5,507,382	$0	$0
Capital Lease Obligations	$0
Operating Leases	$1,992,036	$433,026	$1,275,954	$283,056	$0
Unconditional Purchase Obligations	$0
Other Long-Term Obligations	$0
Total Contractual Cash Obligations	$9,507,010	$2,440,618	$6,783,336	$283,056	$0

        On January 2, 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate for a total of $2.5 million, (ii) issued 36 million shares of Common Stock in exchange for the cancellation of $5.3 million of outstanding debt and 1.3 million shares of outstanding Series A Convertible Preferred Stock and (iii) amended its bank credit facility. The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment for antidilution) and bears dividends at the rate of 10% per annum. The Warrants entitle the holder to purchase for $3.5 million additional shares of Series B Convertible Preferred Stock convertible into 33.6 million shares of Common Stock (subject to adjustment for antidilution) The net proceeds from the investment will be used by Naturade for working capital and general corporate purposes. For a more complete description of this transaction, see "Item 1. General—Private Equity Transaction."

        On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit ("Wells Fargo") which initially provided for a $3 million secured line of credit at the prime rate (4.75% at December 31, 2001) plus 1.5% to be used for working capital, including inventory and receivables. As more fully described in Note 12 to the Financial Statements and "Item 1. Business—Private Equity Transaction," on December 20, 2001, the terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. Borrowings under this agreement totaled $1,929,009 at December 31, 2001. However, as of December 31, 2001, the Company was not in compliance with the minimum book net worth and minimum net income covenants. Subsequently, the Company obtained a written waiver from Wells Fargo for the noncompliance.

        The financial statements accompanying this Annual Report on Form 10-K have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2001, the Company has an accumulated deficit of $18,549,892, net working capital deficit of $1,864,116 and a stockholders' capital deficiency of $7,009,373, has incurred recurring net losses and is in violation of one of its debt covenants (which violation subsequently was waived). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's independent certified public accountants have issued a going concern opinion. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        In response to these conditions, the Company entered into a Private Equity Transaction in January 2002, raising $2.5 million. See "Item 1. Business—Private Equity Transaction" and Note 12 to the Financial Statements. The net proceeds will be used for working capital and general corporate purposes, including continued penetration of the mass market. In addition, the Company has made certain financial and organizational changes in light of the softening economy, including focusing its sales force on the growth-oriented mass market retail segment and stabilizing the health food segment, reducing overhead costs and expanding the sales of previously-developed product line extensions in the rapidly growing soy protein category, specifically in the ready-to-drink market segment.

        Based on the current operating plan, the Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations for at least the next twelve months. In the past, the Company has utilized both operating and capital lease financing for certain equipment used in our operations and expect to continue to selectively do so in the future. The Company may in the future require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our stockholders when we may require it.

Impact of Inflation

        While the Company does experience price increases from third-party manufacturers, these increases cannot always be passed on to the Company's customers. However, these price increases have not had a material impact on the Company's historical operations or profitability.

New Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

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

        In June 2001, the FASB finalized SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt.

        The Company's long-term debt primarily consists of a $4.5 million line of credit originally entered into on January 27, 2000 and amended on December 20, 2001 and a $252,345 Loan Agreement with investors, after giving affect to the Health Holdings debt-to equity conversion on January 2, 2002 as part of the Private Equity Transaction as described more fully in Note 12 to the Financial Statements and in "Item 1. Business—Private Equity Transaction." The $4 million Credit Agreement with the majority shareholder of the Company was converted into equity on January 2, 2002 as part of the Private Equity Transaction. The line of credit bears interest at prime rate plus 2%. The Loan Agreement bears interest at 8% per annum with due dates of September 11, 2002 for $50,000 and of August 2003 for the remaining balance. However, given the fixed interest rate on the Loan Agreement, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or on the Company's results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company's results of operations. For the fiscal year ended December 31, 2001, the interest expense on the line of credit was $154,148. If the interest rate on the line of credit was increased by one percent, this would result in an interest expense of $171,691 for the fiscal year ended December 31, 2001.

Item 8. Financial Statements and Supplementary Data

        Attached as exhibits are the financial statements and the supplementary financial information as required (see Item 14. Exhibits).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On April 30, 2001, the Company notified Deloitte & Touche LLP, its independent public accountants, that the Company was terminating its services effective as of that date. The Company's Board of Directors approved such termination.

        The reports of Deloitte & Touche LLP on the Company's financial statements for fiscal 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: The report of Deloitte & Touche LLP for each such year was modified as to uncertainty regarding the ability of the Company to continue as a going concern.

        During fiscal 1999 and 2000 and in the subsequent interim period through April 30, 2001, (i) there were no disagreements with Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make reference to the matter in their report, and (ii) there was no reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) with Deloitte & Touche LLP. Deloitte & Touche LLP has furnished the Company a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

        On April 30, 2001, the Company engaged BDO Seidman, LLP as its independent public accountants. The Company did not previously consult with BDO Seidman, LLP regarding any matter, including but not limited to: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

        On May 7, 2001, the Company filed a Form 8-K reporting a change in auditors to BDO Seidman, LLP, effective April 30, 2001, replacing Deloitte & Touche, LLP.

PART III

Item 10. Directors and Executive Officers

        The names and ages of the directors and executive officers of the Company as of March 4, 2002, are as follows:

Name	Age	Position	Since
Bill D. Stewart	59	Director, Chairman of the Board and Chief Executive Office	1998
Lionel P. Boissiere, Jr.	43	Director	1997
William B. Doyle, Jr.	42	Director	1997
Derek Hall	56	Director	1999
David A. Weil	63	Director	1999
Jay W. Brown	56	Director	February 2002
Robert V. Vitale	36	Director	February 2002
Lawrence J. Batina	49	Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer	1999

        The directors serve until the next annual meeting of shareholders, or until their successors are elected.

        Bill D. Stewart.    Mr. Stewart served from 1989 to 1997 as President of The Thompsons Minwax Company. Mr. Stewart served as Vice President of Sales with Thompsons from 1986 to 1989. Prior to joining Thompsons, Mr. Stewart served for 16 years with pharmaceutical company Richardson Vicks in various capacities.

        Lionel P. Boissiere, Jr.    During the past seven years, Mr. Boissiere has been an investor and advisor to middle market companies. From 1993 through 1995, he worked with Govett Ltd., and since 1995, Mr. Boissiere has been a Managing Member at Doyle & Boissiere LLC.

        William B. Doyle, Jr.    Since 1995, Mr. Doyle has served as Managing Member of Doyle & Boissiere LLC. Prior to such time, Mr. Doyle was with Govett Ltd. Mr. Doyle is an investor and an advisor to middle market companies.

        Derek Hall.    Mr. Hall is a long-time senior pharmaceutical executive. Mr. Hall is currently serving as interim CEO for Univera Pharmaceuticals, Inc., a research and development company specializing in plant extracts. Prior to that, Mr. Hall served as the CEO of four dietary supplement and health companies including Enzymatic Therapy and Nature's Way. Mr. Hall earlier served as the Chief Sales Officer and Vice President of McKesson Corporation, where he managed sales and marketing as part of a 26 year career with McKesson.

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

        Jay W. Brown.    For the last four years, Mr. Brown has been a principal with Westgate Group, LLC, a related entity to Westgate Equity Partners, LLC. Prior to forming Westgate, Mr. Brown was a senior executive with the Ralston Purina Company, running several divisions of that multi-dimensional food and agribusiness company. From 1995 to 1998, Mr. Brown was President and Chief Executive Officer of Protein Technologies International, Inc., the world's supplier of soy-based protein to the food and paper processing industries. Prior to that, Mr. Brown was Chairman and Chief Executive Officer of Continental Baking Company from 1984 to 1995 and President of Van Camp Seafood Company from 1983 to 1984.

        Robert V. Vitale.    Mr. Vitale is a principal with Westgate Group, LLC with primary responsibility for acquisitions and divestitures. From 1994 to 1996, Mr. Vitale was a Vice President of the Boatmen's Capital Markets and of NationsBank (after NationsBank's 1997 acquisition of Boatmen's). At Boatmen's, Mr. Vitale was responsible for corporate finance activities including private placements of senior and subordinated debt as well as multi-tiered bank debt financing. Previously, Mr. Vitale was a Senior Associate with KPMG Peat Marwick from 1988 to 1993 where he was responsible for merger and acquisition engagements. Mr. Vitale is a certified public accountant.

        Lawrence J. Batina.    Mr. Batina holds an MBA from Harvard Business School, a BS degree in accounting with a minor in management information systems from the University of California at Berkeley and is a certified public accountant. He joined the Company in 1999 after serving for two years as Vice President and Corp. Controller for a $180 million marketing company. Until 1997, he was Senior Vice President and General Manager of Prepared Products Co., a $50 million food processing company. Prior to that, Mr. Batina was President and Chief Operating Officer of American Confectionery Co., a candy and chocolate company, and a consulting manager with KPMG Peat Marwick.

Item 11. Executive Compensation

        The following table sets forth the annual compensation paid and accrued by the Company during the fiscal years ended December 31, 2001, 2000 and 1999 to the executive officers to whom it paid in excess of $100,000 ("named executive officers"), including cash and issuance of securities.

Summary Compensation Table
Long Term Compensation

Annual Compensation					Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SAR ($)		LTIP Payouts (S)	All Other Compensation
Bill Stewart, Chief Executive Officer	12/31/99 12/31/00 12/31/01	200,000 200,000 218,667	— — —	7,000 12,000 30,000	— — —	— 60,000 50,000	(1) (1)	— — —	15,850 16,121 16,124	(4) (4) (4)
Lawrence Batina, Chief Financial Officer and Chief Operating Officer	12/31/99 12/31/00 12/31/01	132,692 144,996 151,830	— — —	— — —	— — —	100,000 15,000 15,000	(2) (3) (3)	— — —	177 1,184 1,594	(5) (5) (5)
(1)
Such amounts represent stock options which were granted by the Company to Mr. Stewart during 2000 with an exercise price of $0.875 per share and 2001 with an exercise price of $0.44 per share. These options vest over four years and expire seven years from the initial grant date.

(2)
Such amount represents stock options that were granted by the Company to Mr. Batina during fiscal 1999. These options vest over four years and expire seven years from the initial grant date. These options were repriced on October 14, 1999 to an exercise price of $1.134 per share or 110% of the fair market value of the Company's Common Stock on that date.

(3)
Such amounts represent stock options that were granted by the Company to Mr. Batina during 2000 with an exercise price of $0.875 per share and 2001 with an exercise price of $0.4375 per share. These options vest over four years and expire seven years from the initial grant date.

(4)
Such amount represents automobile lease payments and life insurance premiums, respectively, paid on behalf of Mr. Stewart.

(5)
Such amount represents Company contributions to the Company's 401(k) Plan and life insurance premiums, paid on behalf of Mr. Batina.

  In addition, Mr. Stewart and Mr. Batina participated with other full-time employees in the Company's group health and life insurance program.

        The following table sets forth certain information concerning the grant of stock options during fiscal 2001 to the named executive officers.

Options/SAR Grants In Last Fiscal Year

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in fiscal year	Exercise or base price ($/Sh)	Expiration Date	5% ($)	10% ($)
Bill Stewart	50,000(1)	29%	$0.44	3/9/08	$8,956	$20,872
Lawrence Batina	15,000(1)	9%	$0.4375	1/26/08	$2,672	$6,226
(1)
Options vest and become exercisable at the rate of 25% each year beginning on the first anniversary of the grant date.

(2)
The Potential Realizable Value is the product of (a) the difference between (i) the product of the closing sale price per share at the date of grant and the sum of (A) 1 plus (B) the assumed rate of appreciation of the Common Stock compounded annually over the term of the option and (ii) the per share exercise price of the option and (b) the number of shares of Common Stock underlying the option at December 31, 2001. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on a variety of factors, including market conditions and the price performance of the Common Stock. There can be no assurance that the rate of appreciation presented in this table can be achieved.

        No options were exercised by officers or directors during the fiscal years ended December 31, 2001, December 31, 2000 or December 31, 1999.

        The following table sets forth certain information concerning the unexercised options held by the named executive officers as of December 31, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

		Number of Securities Underlying Unexercised Options/SARs at FY-End(#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exerciseble/Unexercisable	Exerciseble/Unexercisable
Bill Stewart	—	—	206,250/158,750	$0/$0
Lawrence Batina	—	—	53,750/76,250	$0/$0
(1)
The value of unexercised "in-the-money" options is the difference between the closing sale price of Common Stock on December 31, 2001 ($0.35 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.

Compensation of Directors

        Effective December 2000, all directors except Messrs. Boissiere and Doyle received directors' fees of $2,500 per month.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

        On February 18, 1998, the Company and Bill D. Stewart entered into an employment agreement under which the Company retained Mr. Stewart as Chief Executive Officer and a member of the Company's Board of Directors for a period of 48 months. Under the employment agreement, as amended, Mr. Stewart receives an annual salary of $225,000, automobile lease payments and life insurance payable as directed by Mr. Stewart.

        On March 2, 1998, the Company granted to Mr. Stewart, pursuant to the Company's 1998 Incentive Stock Option Plan, options to acquire up to 255,000 shares of Common Stock at $4.00 per share (the average closing bid price of the shares of Common Stock on the Nasdaq OTC Bulletin Board as quoted by Bloomberg, LP for the five (5) day trading period ending on March 2, 1998). These options were repriced to 110% of the market price of the Common Stock on October 14, 1999 ($1.13). On February 1, 2000, the Company granted to Mr. Stewart, pursuant to the Company's 1998 Incentive Stock Option Plan, options to acquire up to 60,000 shares of Common Stock at $0.875 per share (the closing bid price of the shares of Common Stock on the Nasdaq OTC Bulletin Board, as quoted by Bloomberg, LP). Furthermore, on January 26, 2001, the Company granted to Mr. Stewart, pursuant to the Company's 1998 Incentive Stock Option Plan, options to acquire up to 50,000 shares of Common Stock at $0.44 per share (the closing bid price of the shares of Common Stock on the Nasdaq OTC Bulletin Board, as quoted by Bloomberg, LP). All options will vest in four equal portions on each of the first four anniversaries of the grant date, subject to any limitations on exercise contained in the 1998 Incentive Stock Option Plan and provided that the term of Mr. Stewart's employment with the Company shall not have ended prior to such anniversary. In the event of any sale (including, pursuant to either a tender offer or a merger of the Company which results in the shareholders of the Company holding less than fifty percent (50%) of the stock of the surviving corporation) of the Company during such term, subject to certain limitations, all of Mr. Stewart's options not then vested shall immediately vest.

        As part of the Private Equity Transaction on January 2, 2002, as described more fully in Note 12 to the Financial Statements and "Item 1. Business—Private Equity Transaction," the employment agreement with Mr. Stewart was amended and restated to allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which will have vested by March 2, 2002, the four-year anniversary of the original employment agreement, at an exercise price reduced to $0.1477 per share, the purchase price in the Private Equity Transaction. The amended and restated employment agreement also reconfirmed the understanding that all options become fully vested in the event of any sale of the Company and extended the term of employment to December 31, 2003.

        In February 1999, Mr. Batina entered into an employment agreement with the Company which can be terminated without cause by either party upon 30 days' notice. Pursuant to the employment agreement, as amended, Mr. Batina is entitled to a base salary of $166,000 per year and a bonus of up to 30% of his base salary. In addition, Mr. Batina has been granted options to purchase up to 100,000 shares of Common Stock, which options vest in equal annual amounts on each of the first four anniversaries of his employment. These options were repriced to 110% of the market price of the Common Stock on October 14, 1999 ($1.13). On February 1, 2000, the Company granted to Mr. Batina, pursuant to the Company's 1998 Incentive Stock Option Plan, options to acquire up to 15,000 shares of Common Stock at $0.875 per share (the closing bid price of the shares of Common Stock on the Nasdaq OTC Bulletin Board, as quoted by Bloomberg, LP). Furthermore, on March 9, 2001, the Company granted to Mr. Batina, pursuant to the Company's 1998 Incentive Stock Option Plan, options to acquire up to 15,000 shares of Common Stock at $0.4375 per share (the closing bid price of the shares of Common Stock on the Nasdaq OTC Bulletin Board, as quoted by Bloomberg, LP).

Incentive Stock Option Plan

        In 1998, the Company adopted the 1998 Incentive Stock Option Plan (the "Incentive Plan"). The Incentive Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The purpose of the Incentive Plan is to enable the Company to attract, retain and motivate its employees by providing for performance-based benefits. At the 2000 Annual Stockholders' Meeting, the number of shares of the Company's Common Stock which may be subject to awards granted under the Incentive Plan was increased to 850,000. At the 2001 Annual Stockholders' Meeting, the number was further increased to 2,000,000. As of December 31, 2001, under the Incentive Plan there were 775,000 shares of the Company's Common Stock subject to outstanding options, of which 337,750 shares (subject to adjustment to prevent dilution) had vested.

        The Incentive Plan is administered by a committee of the Board of Directors, consisting of three members who shall be members of the Board. The Committee has the power to construe and interpret the Incentive Plan and, subject to provisions of the Incentive Plan, to determine the persons to whom and the dates on which awards will be granted, the number of shares to be subject to each award, the times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms and conditions of such award. The exercise of stock options under the Incentive Plan may not be less than the fair market value of the Common Stock subject to the option on the date of the option grant and in some cases may not be less that 110% of fair market value. The maximum term of the Incentive Plan is ten years, except that the Board may terminate the Incentive Plan earlier. The term of each individual award will depend upon the written agreement between the Company and the grantee setting forth the terms of the awards.

        In addition to options issued under the Incentive Stock Option Plan, options to purchase 140,000 shares of Common Stock have been issued to directors and a consultant of the Company.

401(k) Plan

        The Company maintains a 401(k) profit sharing plan ("401(k) Plan") for the benefit of all employees who meet certain age and length of service requirements. The 401(k) Plan provides for Company matching contributions equal to 25% of each employee participant's contribution not to exceed6% of the employee participant's compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding beneficial ownership, as of

        March 21, 2002, of the Company's outstanding Common Stock by (i) any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each of the named executive officers, and (iii) by the directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding but are not deemed to be outstanding as to any other person.

        The Company's Series B Convertible Preferred Stock votes with the Common Stock on all matters presented to the Stockholders on as as-converted-to-Common Stock basis. Each share of Series B Convertible Preferred Stock is convertible into one share of Common Stock (subject to adjustment for antidilution), at any time at the option of the holder. Accordingly, each share of Series B Preferred Stock has been treated as one share of Common Stock for purposes of calculating percent of beneficial ownership.

Name and Address of Beneficial Owner(1)	Class of Stock	Amount and Nature of Beneficial Owner		Percent of Class (2)
Lionel P. Boissiere, Jr.	Common	41,054,267	(3)	44.3%
Jay W. Brown	Series B Preferred	47,182,271	(4)	50.9%
William B. Doyle, Jr.	Common	41,054,267	(3)	44.3%
Derek Hall	Common	74,000	(5)	*
Robert V. Vitale	Series B Preferred	47,182,271	(4)	50.9%
David Weil	Common	789,792	(6)	*
Bill D. Stewart	Common	365,000	(7)	*
Lawrence J. Batina	Common	86,750	(8)	*
Health Holdings and Botanicals, LLC. Suite 500 330 Primrose Rd. Burlingame, CA 94010	Common	41,054,267	(3)	44.3%
Westgate Equity Partners, L.P. One Magna Place Suite 650 1401 South Brentwood Blvd. St. Louis, MO 63144	Series B Preferred	47,182,271	(4)	50.9%
Executive officers and directors as a group (8 persons)	Common	89,552,080	(9)	96.4%

*
Less than 1%

(1)
Except as otherwise indicated, the address of each person named in the above table is in care of Naturade, Inc., 14370 Myford Road, Irvine, CA. 92606.

(2)
Common Stock, including Series B Convertible Preferred Stock on as as-converted-to-Common Stock basis.

(3)
Total includes 5,064,412 shares of Common Stock owned by Health Holdings and 35,989,855 shares of Common Stock received in exchange for $5,315,702 owed under the Company's Credit Agreement and Loan Agreement as discussed under Item 13 and as more fully explained under

  Note 12 to the Financial Statements. Per the terms of the Private Equity Transaction, the 600,000 shares of Common Stock exercisable under warrants related to the Company's Finance Agreement were modified to make the warrants exercisable for Non-Voting Common Stock rather than Common Stock as discussed under Item 13. Common shares of Health Holdings are held by (i) Doyle & Boissiere Fund I, LLC, a Delaware limited liability company (of which Messrs. William B. Doyle, Jr. and Lionel P. Boissiere, directors of the Company, are principals and managing members), (ii) Mr. Anders Brag and (iii) Taishan Holdings, Inc., a British Virgin Islands corporation (of which Messrs. William S. Doyle (no relation to William B. Doyle, Jr.) and Anders Brag hold equity interests). Messrs. William B. Doyle, Jr. and Lionel P. Boissiere each disclaim beneficial ownership of the Company's Common Stock and Preferred Stock held by Health Holdings. The list of shares in their name in the table shall not be construed as an admission of beneficial ownership interest.

(4)
Total includes 13,540,723 shares of Series B Convertible Preferred Stock and warrants to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible into one share of Common Stock at the option of the holder (subject to adjustment to prevent dilution). The Series B Convertible Preferred Stock is held by Westgate Equity Partners, L.P. of which Messrs. Brown and Vitale are principals, a related company to Westgate Group, LLC. Messrs. Brown and Vitale each disclaim beneficial ownership of the Company's Common Stock and Preferred Stock held by Westgate Equity Partners, L.P. The list of shares in their name in the table shall not be construed as an admission of beneficial ownership interest.

(5)
Total includes 24,000 shares of Common Stock directly owned and 50,000 shares of Common Stock which can be purchased under presently exercisable options.

(6)
Total includes 85,000 shares of Common Stock solely owned by Mr. Weil, 238,125 shares of Common Stock owned by a company of which Mr. Weil is a 50% owner, 50,000 shares of Common Stock which can be purchased under presently exercisable options and 416,667 shares of Common Stock which can be obtained under the conversion features of a $50,000 note which is part of the Loan Agreement as discussed under Item 13.

(7)
Total includes 365,000 shares of Common Stock which can be purchased under presently exercisable options.

(8)
Total includes 86,250 shares of Common Stock which can be purchased under presently exercisable options.

(9)
Total includes shares of Common Stock beneficially owned by Health Holdings and Common Stock beneficially owned by Westgate Equity Partners; see note 3 and note 4, respectively. See also notes 5, 6, 7 and 8 above with respect to additional shares of Common Stock included in this total.

Item 13. Certain Relationships and Related Transactions

        In March 1999, the Company entered into a Finance Agreement (the "Finance Agreement") with Health Holdings. The Finance Agreement provided that the Company may borrow up to $1.0 million at a per annum interest rate of 8%. The Finance Agreement further provides that for each dollar borrowed, the Company shall issue a warrant ("Warrant") to Health Holdings to purchase three-tenths (0.3) of a share of Common Stock of the Company at an exercise price of $2.125 per share, subject to adjustment. The Warrants are exerciseable for a period of ten years commencing on the date of grant. In June 1999, the Finance Agreement was amended (the "Amendment") to increase the amount of available borrowings to $1.6 million at an interest rate of 8% per annum. The Amendment further provided that for each dollar borrowed over $1.0 million, the Company shall issue a Warrant to Health Holdings to purchase one-half (0.5) of a share of Common Stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 Warrants previously issued under the Finance Agreement prior to the Amendment was reset to $1.00 per share, subject to adjustment. As of December 31, 1999, the Company borrowed $1,600,000 under the Finance Agreement and the Amendment and issued a total of 600,000 Warrants to Health Holdings.

        In March 2000, the Company and Health Holdings signed a further Amendment to the Finance Agreement whereby the advances of $1,600,000 plus accrued interest of $23,145 were converted into Common Stock of the Company as provided for in the Agreement. Per the Agreement, the debt was converted at $0.8125 per share, which resulted in 1,997,717 shares of restricted Common Stock being issued to Health Holdings. Effective with the conversion, the Finance Agreement terminated and is no longer in effect.

        As more fully explained under "Private Equity Transaction" in Note 12 to the Financial Statements, the Warrants issued under the Finance Agreement were modified to be exercisable for Non-Voting Common Stock rather than Common Stock

        In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings and Botanicals, LLC ("Health Holdings"), a majority stockholder of the Company. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. During 2001, Health Holdings agreed to convert interest earned from October 1, 2000 to September 30, 2001 of $342,406 to the outstanding principal amount as a payment-in-kind resulting in a balance at December 31, 2001 of $4,496,194. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 12, Health Holdings agreed to convert all of the Company's Credit Agreement debt due to Health Holdings, plus accrued interest of $67,012, for a total debt conversion of $4,563,206.

        In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allows for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum. During 2001, the Loan Agreement was amended to allow for a one year term for $50,000 advanced from David Weil, a member of the board of directors. This amendment did not change the terms of the remaining Loan Agreement amounts. Thus, as of December 31, 2001, amounts due under the Loan Agreement included $50,000 due on September 12,2002 to David Weil and with the remaining balance outstanding due August 31, 2003. Interest only payments are required on a quarterly basis. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company's Common Stock based on the then fair market value of $0.32. As of December 31, 2001, the Company had borrowed $993,790 under this facility. Of this amount, $741,445 is debt owed to Health Holdings. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 12, Health Holdings agreed to convert all of the Company's Loan Agreement debt due to Health Holdings, plus accrued interest of $11,051, for a total debt conversion of $752,496. The Loan Agreement further provides that the Lender Group may elect to convert all or any part of the Loan Advances into shares of the Company's Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company's Common Stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company's Common Stock for the ten trading days prior to the date of receipt of notice of conversion.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8

(a)
Financial Statements and Schedules. Reference is made to the Index to Financial Statements on page 47 for a list of financial statements and the financial statement schedule filed as part of this report. Financial statement schedules are omitted because they either are not applicable or the required information is shown in the Company's financial statements or the related notes thereto.

(b)
Reports on Form 8-K: Report on Form 8-K filed on January 3, 2002.

(c)
Exhibits: The following is a list of exhibits filed as a part of this report:

Exhibit No.	Document
2	Stock Purchase Agreement, dated as of December 15, 1997 (the "Stock Purchase Agreement"), by and among the Company, Allan Schulman, L.S. Smith, Dallas Gold & Silver Exchange, Inc. ("DGSE"), Barry M. Zwick and Health Holdings and Botanicals, Inc., incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on December 23, 1997.
3.1
Certificate of Incorporation of Naturade, Inc., together with Amendments and Certificate of Designations relating thereto, incorporated by reference to the Company's Annual Report on Form 10-K filed for Fiscal 1997 and the exhibits and attachments thereto.
3.2	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company's Current Report on Form 8-K filed on January 3, 2002.
3.3
Certificate of Amendment to Certificate of Incorporation of Naturade, Inc. dated December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on January 3, 2002.
3.4
Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., dated December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K filed on January 3, 2002.
3.5
Certificate of Designation of Series B Convertible Preferred Stock, dated December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company's Current Report on Form 8-K filed on January 3, 2002.
4.1
Registration Rights Agreement, dated as of December 15, 1997, by and between the Company and Health Holdings & Botanicals, Inc., incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K as filed on December 23, 1997.
4.2	Form of Class B Warrant Certificate, incorporated by reference to the Company's Annual Report on Form 10-K filed for Fiscal 1991 and the Exhibits and Attachments thereto.
4.3	Form of Series B Convertible Preferred Stock Warrant Certificate, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on January 3, 2002.
10.1
Consulting Agreement, dated as of December 12, 1997, by and between the Company and Doyle & Boissiere LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 1997.

10.2
Mutual Option Agreement, dated as of December 15, 1997, by and between the Company and Allan Schulman, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed December 23, 1997.
10.3
Employment, Consulting and Non-Competition Agreement, dated as of December 12, 1997, by and between the Company and Allan Schulman, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K as filed December 23, 1997.
10.4
Form of Option Agreement for Purchase of Naturade, Inc. Common Stock for Directors, incorporated by reference to the Company's Annual Report on Form 10-K filed for Fiscal 1995 and the Exhibits and Attachments thereto.
10.5	Form of Broker Agreement between NPI and Domestic Brokers, incorporated by reference to the Company's Annual Report on Form 10-K filed for Fiscal 1991 and the Exhibits and Attachments thereto.
10.8
Amendment dated May 2, 1995 to Agreement For Purchase of Stock and Real Property dated January 1, 1995, incorporated by Reference to the Company's Quarterly Report on Form 10-Q filed for period ended December 31, 1994 and Exhibits and Attachments thereto.
10.13
Lease Agreement between NPI and Messrs. Schulman and Becker, incorporated by reference to the Company's Annual Report on Form 10-K filed for Fiscal 1991 and the Exhibits and Attachments thereto, and the First Amendment to Lease, dated as of December 15, 1997, by and among Allan Schulman and the Registrant (collectively as landlord) and the Company (as tenant), incorporated by reference to the Company's Current Report on Form 8-K as filed December 23, 1997.
10.15	Naturade, Inc. 1998 Incentive Stock Option Plan, as amended.
10.16
Incentive Stock Option Plan with Bill D. Stewart dated March 2, 1998, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed for the period ended March 31, 1998.
10.17
Incentive Stock Option Plan with Ronald Ahrens dated April 20, 1998, incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed for the period ended March 31, 1998.
10.19
Finance Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated as of March 17, 1999, incorporated by reference to Exhibit 10. 2 to the Company's Quarterly Report on Form 10-Q filed for the period ended March 31, 1999.
10.20
Amendment No. 1 to Finance Agreement by and between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated June 1, 1999, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1999.
10.21
Credit Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated as of August 9, 1999, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1999
10.22
Settlement Agreement between Naturade, Inc. and the PNI Trustee, August 1999, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 1999.

10.23
Employment Contract with Lawrence J. Batina, COO/CFO dated as of February 1, 1999, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the period ended March 31, 1999.
10.24
Credit and Security Agreement by and Between Naturade, Inc. and Wells Fargo Business Credit, Inc. dated as of January 27, 2000, incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed for Fiscal 1999.
10.25
Amendment No. 2 to Finance Agreement by and between Naturade, Inc. and Health Holdings and Botanicals, LLC dated as of March 17, 2000, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the period ended March 31, 2000.
10.26
Industrial Lease dated as of December 23, 1998 between the Company and The Irvine Company, incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed for the period ended June 30, 2000.
10.27
Loan Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, LLC. and Wald Holdings, LLC. dated as of August 31, 2000, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 20, 2000.
10.28
Securities Purchase Agreement among Naturade, Inc., Westgate Equity Partners, L.P., and Health Holdings & Botanicals, LLC, dated as of December 20, 2001, incorporated by reference to Exhibit 10.28 to the Company's Current Report on Form 8-K filed January 3, 2002.
10.29
Registration Rights Agreement between Naturade and Westgate Equity Partners, L.P., dated as of January 2, 2002, incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K filed January 3, 2002.
10.30
Management Services Agreement between Westgate Group, LLC and Naturade, Inc. dated as of January 2, 2002, incorporated by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K filed January 3, 2002.
10.31
Voting Agreement between Westgate Equity Partners, L.P. and Health Holdings & Botanicals, LLC, dated as of January 2, 2002, incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K filed January 3, 2002.
10.32
Amended and Restated Employment Agreement between Naturade, Inc. and Bill D. Stewart, dated as of January 2, 2002, incorporated by reference to Exhibit 10.31 to the Company's Current Report on Form 8-K filed January 3, 2002.
10.33
Fourth Amendment to Loan and Security Agreement and Waiver of Defaults between Naturade, Inc. and Wells Fargo Business Credit, Inc., dated as of December 20, 2001, incorporated by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K filed January 3, 2002.
10.34
Amendment No. 3 to Finance Agreement between Naturade, Inc. and Health Holdings & Botanicals, LLC, dated as of January 2, 2002, incorporated by reference to Exhibit 10.34 to the Company's Current Report on Form 8-K filed January 3, 2002.
10.35	Letter Agreement of Wells Fargo Business Credit, Inc. waiving rights arising from the Company's defaults of covenants under the Credit and Security Agreement dated as of January 27, 2000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURADE, INC.
Date: April 1, 2002	By:	/s/ BILL D. STEWART Bill D. Stewart, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ BILL D. STEWART Bill D. Stewart	Director and Chief Executive Officer (Principal Executive Officer)	April 1, 2002
/s/ LAWRENCE J. BATINA Lawrence J. Batina	Chief Financial Officer (Principal Accounting Officer)	April 1, 2002
/s/ LIONEL P. BOISSIERE Lionel P. Boissiere	Director	April 1, 2002
/s/ WILLIAM B. DOYLE, JR. William B. Doyle, Jr.	Director	April 1, 2002
/s/ DEREK HALL Derek Hall	Director	April 1, 2002
/s/ DAVID A. WEIL David A. Weil	Director	April 1, 2002
/s/ JAY BROWN Jay Brown	Director	April 1, 2002
/s/ ROBERT V. VITALE Robert V. Vitale	Director	April 1, 2002

NATURADE, INC.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of
Naturade, Inc.

        We have audited the accompanying balance sheet of Naturade, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

                      /s/ BDO Seidman, LLP

Los Angeles, California
March 7, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Naturade, Inc.:

        We have audited the accompanying balance sheet of Naturade, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Costa Mesa, California
March 9, 2001

NATURADE, INC.
Balance Sheets
As of December 31, 2001 and December 31, 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$55,388	$202,648
Accounts receivable, net	2,039,617	2,481,808
Inventories	1,178,519	2,116,659
Prepaid expenses and other current assets	357,846	238,200

Total current assets	3,631,370	5,039,315
Property and equipment, net	307,362	266,418
Other assets	54,763	84,086

Total assets	$3,993,495	$5,389,819

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,833,120	$2,272,472
Accrued expenses	654,774	696,894
Current portion of Note Payable to Related Party	50,000	0
Current portion of long-term debt	1,957,592	1,843,080

Total current liabilities	5,495,486	4,812,446
Long-term portion of Notes Payable to Related Parties, less current maturities	5,439,983	4,953,788
Long-term debt, less current maturities	67,399	95,982
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 50,000,000 shares; issued and outstanding, 7,823,639 at December 31, 2001 and 7,347,389 at December 31, 2000	783	735
Preferred stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 1,250,024, at liquidation value	125	125
Additional paid-in capital	11,539,611	11,349,482
Accumulated deficit	(18,549,892)	(15,822,739)

Total stockholders' deficit	(7,009,373)	(4,472,397)

Total liabilities and stockholders' deficit	$3,993,495	$5,389,819

See accompanying notes to financial statements.

NATURADE, INC
Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Net sales	$17,150,926	$15,671,494	$11,946,702
Cost of sales	9,165,029	8,301,128	7,376,904

Gross profit	7,985,897	7,370,366	4,569,798

Costs and expenses:
Selling, general and administrative expenses	10,157,947	8,839,159	8,923,832
Other operating expense	—	—	2,844,344

Total operating costs and expenses	10,157,947	8,839,159	11,768,176

Operating loss	(2,172,050)	(1,468,793)	(7,198,378)
Other expense:
Interest expense	556,079	660,569	2,351,992
Other expense (Income)	(6,907)	930	145,643

Loss before provision for income taxes	(2,721,222)	(2,130,292)	(9,696,013)
Provision for income taxes	5,931	800	800

Net loss	($2,727,153)	($2,131,092)	($9,696,813)

Basic and Diluted Net Loss per share	($0.36)	($0.30)	($1.81)

Weighted Average Number of Shares used in Computation of Basic and Diluted Net Loss per share	7,600,000	7,000,000	5,346,000

See accompanying notes to financial statements

NATURADE, INC.

Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999

	Common		Preferred
					Additional Paid-In Capital	(Accumulated Deficit)
	Shares	Amount	Shares	Amount			Total
BALANCE, DECEMBER 31, 1998	5,273,731	$527	1,250,024	$125	$7,453,201	$(3,994,834)	$3,459,019
Issuance of stock warrants and convertible debt					2,194,973		2,194,973
Exercise of stock warrants and issuance of common stock	75,353	8			39,851		39,859
Net loss for the year						(9,696,813)	(9,696,813)

BALANCE, DECEMBER 31, 1999	5,349,084	535	1,250,024	125	9,688,025	(13,691,647)	(4,002,962)
Conversion of debt into common stock and exercise of warrants	1,998,305	200			1,623,679		1,623,879
Issuance of common stock options					37,778		37,778
Net loss for the year						(2,131,092)	(2,131,092)

BALANCE, DECEMBER 31, 2000	7,347,389	735	1,250,024	125	11,349,482	(15,822,739)	(4,472,397)
Conversion of debt into common stock	476,250	48			152,352		152,400
Issuance of common stock options					37,777		37,777
Net loss for the year						(2,727,153)	(2,727,153)

BALANCE, DECEMBER 31, 2001	7,823,639	$783	1,250,024	$125	$11,539,611	$(18,549,892)	$(7,009,373)

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Cash flows from operating activities:
Net loss	$(2,727,153)	$(2,131,092)	$(9,696,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,774	83,549	149,797
Provision for bad debt expense	419,056	207,474	437,396
Provision for excess and obsolete inventories	188,264	189,867	874,571
Gain (loss) from sale of property & equipment	—	7,573	(147,757)
Writeoff of Intangible Assets	—	—	1,070,344
Writeoff of debt discount for debt conversions	—	173,746
Expense for stock options, warrants and convertible debt	37,777	37,778	2,194,973
Legal settlement payment under terms of note	—	—	424,000
Changes in assets and liabilities:
Accounts receivable	23,135	(1,471,959)	(360,108)
Inventories	749,876	(81,237)	(1,005,879)
Income taxes receivable	—	—	163,416
Prepaid expenses and other current assets	(119,646)	(59,597)	147,251
Other assets	29,323	15,092	16,836
Accounts payable and accrued expenses	520,928	385,930	1,126,571

Net cash used in operating activities:	(782,666)	(2,642,876)	(4,605,402)
Cash flows from investing activities:
Related Party Receivable	—	—	600,000
Purchase of property and equipment	(136,718)	(32,473)	(292,772)
Proceeds from sale of property and equipment	—	1,250	1,981,756

Net cash (used in) provided by investing activities:	(136,718)	(31,223)	2,288,984
Cash flows from financing activities:
Net borrowings (repayment) under line of credit	118,475	830,226	(469,692)
Proceeds from issuance of debt to related party	636,195	1,303,788	5,099,399
Proceeds from issuance of debt	—	—	163,242
Borrowings (payments) of long-term debt, including capital lease	17,454	(314,242)	(2,302,179)
Proceeds from exercise of convertible debt feature	—	—	38,800
Proceeds from exercise of stock options/warrants	—	735	1,059

Net cash provided by financing activities:	772,124	1,820,507	2,530,629
Net increase (decrease) in cash and cash equivalents	(147,260)	(853,592)	214,211
Cash and cash equivalents, beginning of period	202,648	1,056,240	842,029

Cash and cash equivalents, end of period	$55,388	$202,648	$1,056,240

Supplemental Disclosures of Cash Flow Information. Cash paid during the period for:
Interest	$180,539	$347,864	$432,816
Income taxes	$800	$800	$800
Non-cash transactions:
In June 2001, certain debtholders under the Loan Agreement converted $150,000 plus accrued interest of $2,352 into 476,250 shares of restricted common stock of the Company based on the then fair market value of the Company's common stock of $.32.
In March 2000, Health Holdings and Botanicals, LLC converted the entire outstanding balance under the Finance Agreement of $1,600,000 plus accrued interest of $23,145 into 1,997,717 shares of restricted common stock of the Company based on the then fair market value of the Company's common stock of $.812.

See accompanying notes to financial statements

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization — Naturade, Inc., a Delaware corporation (the "Company" or "Naturade"), is a branded nutraceuticals marketing company focused on high growth, innovative natural products that nourish the health and well-being of consumers. The Company is a leading provider of low carbohydrate, high protein powders, aloe vera based health and beauty aids, nutritional supplements, aloe drinks and soy protein based powders, bars and ready-to-drink products. Its products are sold to the health food and mass market channels through distributors and directly to retailers in the United States and overseas.

        Basis of Presentation — The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Going Concern — The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2001, the Company has an accumulated deficit of $18,549,892, net working capital deficit of $1,864,116, a stockholders' capital deficiency of $7,009,373, has incurred recurring net losses and was not in compliance with one of its debt covenants. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

        The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 4, the Company is not in compliance with a certain provision of its debt agreement. Subsequently, the Company obtained a written waiver from its lender for non compliance. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations.

        In response to these conditions, the Company entered into a Private Equity Transaction in January 2002, raising $2.5 million, as more fully described in Note 12. It is anticipated that this additional financing will help the Company meet its obligations and sustain operations. In addition, Company management has made certain financial and organizational changes and updated the detailed analysis of the Company's core competencies, the nutraceutical market, competitors and specific product categories in light of the softening economy due in part to the September 2001 terrorists activities. Based on this analysis, the management team has focused its sales force on the growth-oriented mass market retail segment and stabilizing the health food segment, taken action to reduce overhead costs and expanded the sales of previously-developed product line extensions in the rapidly growing soy protein category, specifically in the ready-to-drink market segment.

        Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

        Concentration of Credit Risk — Financial instruments that subject Naturade to concentration of credit risk consist primarily of cash, accounts receivables, related party receivables, and notes receivable. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. Naturade performs ongoing credit evaluations of its customers and maintains an allowance for estimated credit losses. The Company maintains cash balances with financial institutions that are in excess of federally insured limits.

        Fair Value of Financial Instruments — The Company's balance sheets include the following financial instruments: cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

        Accounts Receivable — Accounts receivable are presented net of an allowance for doubtful accounts of $242,224 and $175,915 at December 31, 2001 and December 31, 2000, respectively, net of an allowance for returns of $380,562 and $353,479 at December 31, 2001 and December 31, 2000, respectively, net of allowance for billbacks of $291,773 and $0 at December 31, 2001 and December 31, 2000, respectively, and net of allowance for slotting of $33,891 and $0 at December 31, 2001 and December 31, 2000, respectively. The allowance for doubtful accounts, returns, billbacks and slotting includes the following:

Balance as of December 31, 1998	$200,800
Provision for doubtful accounts and returns	437,396
Deductions	(121,330)

Balance as of December 31, 1999	516,866
Provision for doubtful accounts and returns	207,474
Deductions	(194,946)

Balance as of December 31, 2000	529,394
Provision for doubtful accounts, returns, billbacks and slotting	419,056
Deductions	0

Balance as of December 31, 2001	$948,450

        Inventories — Inventories are valued at the lower of cost or market. The weighted average method is used to determine cost. The reserve for excess and obsolete inventories includes the following:

Balance as of December 31, 1998	$200,000
Provision for excess and obsolete inventory	874,571
Write-offs	(480,104)

Balance as of December 31, 1999	594,467
Provision for excess and obsolete inventory	189,867
Write-offs	(514,716)

Balance as of December 31, 2000	269,618
Provision for excess and obsolete inventory	188,264
Write-offs	(99,964)

Balance as of December 31, 2001	$357,918

Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the related assets ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

        Intangible Assets — As of December 31, 1999, the Company wrote off the net carrying value of all intangible assets based on a review of its trademarks, copyrights and other intangible assets in accordance with SFAS 121.

        Impairment of Long-Lived Assets — In accordance SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. During 1999, the Company determined that impairment had occurred with respect to its intangible assets and wrote off the remaining net carrying values.

        Income Taxes — The Company accounts for income taxes under the provisions of SFAS 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

        Revenue Recognition — Sales are recognized upon shipment and passage of title. The Company accrues for estimated returns at the time of sale. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

        Net Income (Loss) Per Share — Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e. convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially dilutive securities, representing warrants and options to purchase 1,515,000, 1,365,000 and 1,875,108 shares of common stock for the years ended December 31, 2001, 2000 and 1999 are excluded in EPS as their effect would be antidilutive.

        Research and Development — Research and development costs are expensed when incurred and amounted to $196,456, $251,717 and $326,946 for the years ended December 31, 2001, 2000 and 1999.

        Advertising — The Company expenses the cost of advertising as incurred. Advertising expenses amounted to $318,048, $126,743 and $667,155 for the years ended December 31, 2001, 2000 and 1999.

        Deferred Rent — Deferred rent totaling $97,079 and $78,933 at December 31, 2001 and 2000, respectively, is included in accrued expenses. Deferred rent represents rental expense (recorded on a straight-line basis) in excess of actual rental payments to date.

        Major Customers — During the fiscal years ended December 31, 2001, 2000 and 1999, the Company had sales to several customers in excess of 10% of the Company's total net sales as shown in the following table. Customers one and two represented in excess of 10% of the Company's total net sales for each of these reporting periods. Customer three represented in excess of 10% of the Company's total net sales for the fiscal years ended December 31, 2001 and 2000.

	Major Customers Table
	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance at Year-end	Sales	Accounts Receivable Balance at Year-end	Sales	Accounts Receivable Balance at Year-end
December 31, 1999	$2,875,942	$403,170	$1,589,024	$96,038	$151,960	$151,960
December 31, 2000	2,859,864	$266,250	$2,374,395	$169,223	$1,923,833	$290,216
December 31, 2001	$2,236,200	$183,175	$2,561,270	$213,548	$2,574,416	$354,822

        The loss of any one of these customers could have a material adverse effect on the Company's results of operations. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

        Accounting for Stock-Based Compensation — SFAS 123, Accounting for Stock-Based Compensation, requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS 123, to continue to account for employee stock-based transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

        New Accounting Pronouncements — In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

        In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoptions of this Statement will have no material impact on its financial statements.

        In June 2001, the FASB finalized SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets.SFAS 142. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

        In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

        In December 1999, the Securities and Exchange Commission issued SAB No. 101, Revenue Recognition in Financial Statements, which the Company adopted in the fourth quarter of 2000. Adoption of SAB No. 101 did not have a material impact on the Company's financial statements.

        In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The Company repriced options to purchase 381,000 shares of common stock in 1999. The Company adopted FIN 44 effective July 1, 2000 and such adoption did not have material impact on the Company's financial statements. However, the repriced options are now accounted for as variable awards and as a result future increases in the Company's stock price may increase charges against earnings and reduce reported earnings.

        Use of Estimates and Assumptions — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

2.    INVENTORIES

        Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 2001 and December 31, 2000 consisted of the following:

	December 31, 2001	December 31, 2000
Raw Materials	$195,351	$300,219
Finished Goods	1,341,086	2,086,058

Subtotal	1,536,437	2,386,277
Less: Reserve for Excess and Obsolete Inventories	(357,918)	(269,618)

	$1,178,519	$2,116,659

3. PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2001 and December 31, 2000 consisted of the following:

	December 31, 2001	December 31, 2000
Building and improvements	$160,196	$160,196
Machinery and equipment	543,368	406,650
Automobiles	83,980	83,980

Total	787,544	650,826
Less accumulated depreciation and amortization	(480,182)	(384,408)

Property and equipment, net	$307,362	$266,418

        Depreciation expenses amounted to $95,774, $83,549 and $134,687 for the fiscal years ended December 31, 2001, 2000 and 1999.

4. DEBT

        Long-term debt consists of the following at December 31, 2001 and 2000.

	December 31, 2001	December 31, 2000
Line of Credit	$1,929,009	$1,810,534
Credit Agreement with majority shareholder	4,496,193	4,153,788
Loan Agreement with majority shareholder and other investors	993,790	800,000
Notes Payable due to a former stockholder's estate; borrowings bear interest at 8% and are due in monthly installments of $2,832	94,790	120,081
Other notes payable	1,192	8,447

Total	7,514,974	6,892,850
Less line of credit and current portion of long-term debt	(2,007,592)	(1,843,080)

Long-term debt	$5,507,382	$5,049,770

        A summary of long-term debt maturities as of December 31, 2001 is as follows:

Year Ending December 31	Amount
2002	$2,007,592
2003	973,454
2004	4,528,320
2005	5,608

Total	$7,514,974

        Line of Credit — On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit, Inc. (Wells Fargo) that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described in Note 12, Private Equity Transaction, on December 20, 2001, terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. Borrowings under the Credit and Security Agreement which totaled $1,929,009 at December 31, 2001, are collateralized by substantially all assets of the Company. At December 31, 2001 the prime rate was 4.75% and the interest charge under the Credit and Security Agreement was 6.75%. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios are met. As of December 31, 2001, the Company was not in compliance with the minimum book net worth and minimum net income covenants. Subsequently, the Company obtained a written waiver from Wells Fargo for the noncompliance.

        Credit Agreement with Majority Shareholder — In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings and Botanicals, LLC ("Health Holdings"), the majority stockholder of the Company. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. During the year ended December 31, 2001, Health Holdings agreed to convert interest earned from October 1, 2000 to September 30, 2001 of $342,406 to the outstanding principal amount as a payment-in-kind resulting in a balance at December 31, 2001 of $4,496,193. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 12, Health Holdings agreed to convert into common stock all of the Company's Credit Agreement debt due to Health Holdings, plus accrued interest of $67,012 for a total debt conversion of $4,563,206.

        Finance Agreement with Majority Shareholder — In March 1999, the Company entered into a Finance Agreement (the "Finance Agreement") with Health Holdings. The Finance Agreement provided that the Company could borrow up to $1 million at an interest rate of 8% per annum. The Finance Agreement further provided that for each dollar borrowed, the Company would issue a warrant to Health Holdings to purchase three-tenths (0.3) of a share of common stock of the Company at an exercise price of $2.125 per share. As of June 30, 1999, the Company had issued 300,000 warrants under the Finance Agreement prior to the Amendment referred to below. The warrants are exercisable for a period of ten years commencing on the date of grant.

        In June 1999, the Finance Agreement was amended (the "Amendment") to increase the amount of available borrowings to $1.6 million also at an interest rate of 8% per annum. The Amendment further provides that for each dollar borrowed over $1 million; the Company would issue a warrant to Health Holdings to purchase one-half (1/2) of a share of common stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 warrants previously issued under the Finance Agreement prior to the Amendment was reset to $1.00 per share. All borrowings under the Finance Agreement were secured by the assets of the Company. As of December 31,1999, the Company borrowed $1,600,000 under the Finance Agreement and the Amendment and had issued a total of 600,000 warrants to Health Holdings. The Company recorded the fair value of the warrants issued as a debt discount and will amortize this discount over the life of the debt. Interest expense of approximately $429,000 was recorded related to the warrant grants for the fiscal year ended December 31, 1999. The Finance Agreement further provided that at any time upon written notice, Health Holdings could convert any portion of the Advances into shares of the Company's common stock at a conversion price equal to the lower of $1.00 per share or the then fair market value of the Company's common stock.

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

        Loan Agreement with Majority Shareholder and Other Investors — In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allowed for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into common stock, receiving a total of 476,250 shares of the Company's Common Stock based on the then fair market value of $0.32. As of December 31, 2001, the Company had borrowed $993,790 under this facility. Of this amount, $741,445 was debt owed to Health Holdings. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 12, Health Holdings agreed to convert into common stock all of the Company's Loan Agreement debt due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company's common stock at a conversion price equal to the lower of (a) the average closing bid of the Company's common stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company's common stock for the ten trading days prior to the date of receipt of notice of conversion.

5. STOCKHOLDERS' EQUITY

        Convertible Preferred Stock — During fiscal year ended September 30, 1998, the Company issued 1,250,024 shares of Series A Convertible Preferred Stock (the "shares") to Health Holdings. The shares pay no dividends except in the event of a liquidation or reorganization of the Company. While convertible, the preferred shares had voting rights equivalent to the common stock on as "as converted' basis. As described more fully in Note 12, Private Equity Transaction, Health Holdings surrendered the shares January 3, 2002.

        Employee Stock Option Plan — In February 1998, the Company adopted an Incentive Stock Option Plan (the "Plan") to enable participating employees to acquire shares of the Company's common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company's common stock which may be subject to awards granted pursuant to the Plan. The actual amount of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 775,000 incentive options under the Plan at the weighted average exercise price per share of $0.89 as of December 31, 2001. These options expire seven years from the date of grant.

        Director Stock Options — In October 1999, 50,000 options were issued to each of two then new board members at an exercise price of $1.03.

        Warrants — On January 2, 2002, the Company sold warrants to purchases 33,641,548 shares of Series B Convertible Common Stock. The aggregate purchase price of the warrants was $500,000 and the aggregate exercise price is $3.5 million. This transaction is described more fully in Note 12, Private Equity Transaction.

        In 1999, the Company granted 600,000 warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 12, the holders of the warrants agreed they should be exercisable for Non-Voting Common Stock.

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

        A summary of the Company's outstanding stock options and warrants activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share		Number Exercisable	Weighted Average Exercise Price
Outstanding at December 31, 1998	1,016,461		$1.78	731,461	$2.00
Granted	949,000		$1.00
Exercised	(60,353)		$.65
Expired	(30,000)		$3.00

Outstanding at December 31, 1999	1,875,108		$1.10	1,330,358	$1.12
Granted	140,000	$	..83
Exercised	(588)		$1.25
Expired	(649,520)		$1.30

Outstanding at December 31, 2000	1,365,000		$1.04	962,750	$1.04
Granted	170,000	$	..39
Exercised	(0)		$—
Expired	(20,000)		$1.18

Outstanding at December 31, 2001	1,515,000		$.98	1,052,750	$1.08

        The following table summaries information about stock options and warrants outstanding at December 31, 2001

Range of Exercise Prices	Options and Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options and Warrants Exercisable	Weighted Average Exercise Price for Exercisable Options and Warrants
$.25-.875	365,000	2	$.62	67,500	$.79
$1.00-1.00	600,000	7	$1.00	600,000	$1.00
$1.03-1.13	510,000	2	$1.11	345,250	$1.11
$1.62-1.62	20,000	2	$1.62	20,000	$1.62
$3.30-3.30	20,000	2	$3.30	20,000	$3.30

	1,515,000		$.98	1,052,750	$1.08

        The estimated weighted average fair value of options or warrants granted during the years ended December 31, 2001, 2000 and 1999 are $0.38, $0.50 and $1.14, respectively. Pursuant to SFAS 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had the compensation cost for the Company stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net loss and loss per share would have been the pro forma amounts presented below:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Net loss:
As reported	$(2,727,153)	$(2,131,092)	$(9,696,813)
Pro forma	$(3,059,863)	$(2,450,382)	$(9,944,695)
Basic and Diluted net loss per share:
As reported	$(.36)	$(.30)	$(1.81)
Pro forma	$(.40)	$(.35)	$(1.88)

        The fair value for each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Weighted Average Risk-Free Interest Rate	4.41 to 5.21%	6.71%	5.45 to 5.62%
Expected Life of an Option	7 years	7 years	7 years
Expected Stock Volatility	177%	45%	64%

6. INCOME TAXES

        The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Current:
Federal	$5,131	—	—
State	800	800	800

Total current	5,931	800	800
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision	$5,931	$800	$800

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes due to the following:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Computed tax (benefit) expense	$(925,215)	$(720,219)	$(3,393,605)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	3,438	3,555	6,157
State income taxes, net of federal tax benefit	528	528	528
State NOL disallowance and others	(137,721)	(576,751)
Change in valuation allowance	1,064,901	1,293,687	3,387,720

	$5,931	$800	$800

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities were as follows:

	December 31, 2001	December 31, 2000
Current deferred tax assets/(liabilities):
Uniform capitalization	$68,836	$73,723
Accounts Receivable	379,380	226,792
Accrued vacation	28,996	20,114
Inventory reserve	665,146	674,544
State taxes	272	272
Disallowed interest	1,005,912	910,508
Other	57,668	31,399
Valuation allowance	(2,206,210)	(1,937,352)

Total current	—	—

Noncurrent deferred tax assets/(liabilities):
Net operating losses and credit carryforwards	5,342,467	4,544,187
Depreciation	(77,230)	(80,430)
Stock options	80,325	86,027
Other	(4,003)	(4,287)
Valuation allowance	(5,341,559)	(4,545,497)

Total noncurrent	—	—

Total	$—	$—

        As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $13,349,000, which begin expiring in December 2017 and state net operating loss carryforwards of $6,675,000, which begin expiring in December 2002. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards.

7. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

        Employment Agreements — The Company has a four-year employment agreement with its chief executive officer (CEO) that began in March 1998. As amended, the agreement provides for an annual salary of $225,000. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 12, the employment agreement with the Company's CEO was amended to allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which would have vested by March 2, 2002, at an exercise price reduced to $0.1477 per share, which equals terms of the Private Equity Transaction. Furthermore, the employment agreement was extended to December 31, 2003.

        Consulting Agreements — The Company is a party to a consulting agreement with an affiliate of its majority stockholder, Health Holdings, for $300,000 per year payable quarterly. The agreement is automatically renewable for successive one-year terms so long as Health Holdings or any of its affiliates owns 25% or more of the Company. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 12, the Company entered into a management and consulting services agreement with Westgate, a principal stockholder, or its affiliates for $100,000 per year payable quarterly.

        Operating Leases — The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of December 31, 2001 are as follows:

Year Ending December 31	Amount
2002	$433,026
2003	434,021
2004	414,309
2005	427,624
2006	283,056

Total	$1,992,036

        Rent expense charged to operations was $449,237, $489,937 and $486,622 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Legal Proceedings — On March 11, 1999, a civil judgment (the "PNI Judgment") was entered against the Company and a co-defendant for a total of $2,774,000 by the United States Bankruptcy Court for the Northern District of Texas following trial in a proceeding initiated by the Trustee (the "PNI Trustee") in the Chapter 7 bankruptcy case of Performance Nutrition, Inc. ("PNI"). On August 5, 1999, the Bankruptcy Court approved a settlement agreement between the Company and the PNI Trustee (the "Settlement Agreement"). The Settlement Agreement provided the Company with a full release of the Judgment and required the Company to deliver to the PNI Trustee (1) a cash payment of $1,350,000 which was made in 1999, (2) a promissory note in the amount of $424,000, which was fully paid off as of December 31, 2000, and (3) a contingent promissory note in the amount of $226,000, which became payable only to the extent that the Company's sales for the second, third and fourth quarters of 1999 exceeded specified targets. As the Company's sales did not meet the specified targets, no amount was payable under the contingent promissory note. Consequently, the adjusted total cost to the Company of the settlement was $1,774,000, exclusive of interest on the promissory note.

        From time to time, the Company is party to various other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.

8. REVIEW OF INTANGIBLES

        During 1999, the Company conducted a review of its trademarks, copyrights and other intangible assets in accordance with SFAS 121 which states that long lived assets are to be reviewed for impairment whenever circumstances and situations changes such that there is an indication that the carrying amount may not be recoverable. In 1999, the Company stopped selling to a significant customer for its Kids Plex product line and has been exploring new customers and distribution channels. As a result, the Company believes that an impairment of the related trademarks that were acquired in 1997 has occurred and that the full carrying amount should be written off. Consequently, the Company wrote off the net carrying value of $1,070,344 during 1999.

9. 401(k) PLAN

        The Company has a 401(k) plan that is available to all employees of the Company who meet certain age and length of service requirements. The plan provides for Company matching contributions equal to 25% of each employee participant's contribution not to exceed 6% of the employee participant's compensation. The Company's contribution to the plan was $12,728, $12,621 and $13,963 for the years ended December 31, 2001, 2000 and 1999, respectively.

10. SEGMENT REPORTING

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the CEO.

        Commencing in January 1999, the Company's reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. Operating segment data for the years ended December 31, 2001 and December 31, 2000 are as follows:

	Distribution Channels
	Health Food	Mass	Total
Year ended December 31, 2001
Sales	$8,779,430	$8,371,496	$17,150,926
Cost of Sales	4,838,456	4,326,573	9,165,029

Gross Profit	$3,940,974	$4,044,923	$7,985,897

	Distribution Channels
	Health Food	Mass	Total
Year ended December 31, 2000
Sales	$10,037,685	$5,633,809	$15,671,494
Cost of Sales	5,480,295	2,820,833	8,301,128

Gross Profit	$4,557,390	$2,812,976	$7,370,366

	Distribution Channels
	Health Food	Mass	Total
Year ended December 31, 1999
Sales	$10,652,697	$1,294,005	$11,946,702
Cost of Sales	6,533,649	843,255	7,376,904

Gross Profit	$4,119,048	$450,750	$4,569,798

        The Company exports products to several international customers. A summary of net sales classified by geographic area is as follows:

Net Sales for the periods ended	Domestic	Saudi Arabia	Canada	Korea	Other International	Total
Year ended December 31, 2001	$16,783,871	$—	$182,386	$—	$184,669	$17,150,926
Year ended December 31, 2000	15,192,775	—	193,392	—	285,327	15,671,494
Year ended December 31, 1999	11,356,797	139,658	137,916	123,124	189,207	11,946,702

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summary unaudited quarterly financial data from continuing operations for 2001 and 2000 is as follows:

Fiscal year ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$4,260,844	$4,408,832	$3,811,001	$4,670,249
Gross Margin	2,057,116	2,081,231	1,705,443	2,142,107
Operating Loss	(493,665)	(592,049)	(751,716)	(334,620)
Net loss	(637,013)	(742,662)	(890,767)	(456,711)
Net loss per share, basic and diluted	$(0.09)	$(0.10)	$(0.11)	$(0.06)
Weighted average shares outstanding, basic and diluted	7,347,389	7,441,592	7,823,639	7,823,639
Fiscal year ended December 31, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$3,386,534	$3,672,249	$3,839,867	$4,772,844
Gross Margin	1,544,941	1,808,905	1,754,877	2,261,643
Operating Loss	(450,259)	(356,686)	(390,981)	(270,867)
Net loss	(726,659)	(494,381)	(520,569)	(389,483)
Net loss per share, basic and diluted	$(0.12)	$(0.07)	$(0.07)	$(0.05)
Weighted average shares outstanding, basic and diluted	5,898,405	7,347,389	7,347,389	7,347,389

12. SUBSEQUENT EVENT

        Private Equity Transaction -     On January 2, 2002, the Company privately sold 13,540,723 shares of Series B Convertible Preferred Stock (the "shares") for $2 million, and warrants to purchase an additional 33, 641,548 shares of Series B Convertible Preferred Stock at an aggregate exercise price of $3.5 million (the "Warrants"), for $500,000. The shares and Warrants were purchased by Westgate Equity Partners, L.P. ("Westgate"). The Series B Convertible Preferred Stock bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. On the seventh anniversary of its issuance, the Series B Convertible Preferred Stock will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of Directors of the Company will be elected exclusively by the holders of the Series B Convertible Preferred Stock voting as a separate class.

        The Company may redeem the Series B Convertible Preferred Stock at any time prior to December 31, 2004 if the Company receives a bona fide offer from a third party to invest equity capital in the Company and the holders of the Series B Convertible Preferred Stock do not make a Qualified Counter Offer. A "Qualified Counter Offer" is a written offer for an equity investment in the Company that will yield gross proceeds in excess of the third party's offer (but need not exceed $3,500,000), and which either (A) is accomplished through the exercise of some or all of the Warrants, or (B) will provide capital on the same or better terms as the third party offer.

        As part of this transaction, Health Holdings agreed to convert all of the Company's outstanding debt to Health Holdings, including accrued interest (approximately $5,316,000), and to surrender all of Health Holdings' Series A Convertible Preferred Stock (1,250,024 shares) for cancellation without conversion, in exchange for 35,989,855 shares of the Company's common stock. Furthermore, the warrants that Health Holdings holds to purchase up to 600,000 shares of Common Stock have been modified to be exercisable for Non-Voting Common Stock at an exercise price of $1 per share.

        As part of this transaction, the Company entered into a Management Services Agreement under which certain principals of Westgate or its affiliates will provide management and consulting services to the Company and amended and extended the employment agreement with the Company's CEO. Also, on December 20, 2001 as part of this transaction and effective on its completion, Wells Fargo agreed to modify terms of its Credit and Security Agreement with the Company, to include waiving the enforcement of existing defaults, increasing credit available to the Company to a maximum of $4,500,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003, as more fully described under Footnote 4.

        Under the terms of the Private Equity Transaction, if Westgate exercises the warrants in full, Westgate would hold a total of 47,182,271 shares of Series B Convertible Preferred Stock which would be convertible into the same number of shares of Common Stock, or 51% of the Company's Common Stock on a fully diluted basis.

        The net proceeds of the transactions will be used by the Company for working capital and general corporate purposes.

QuickLinks

NATURADE, INC. TABLE OF CONTENTS
Mass Market Net Sales ($ in thousands)
Summary Compensation Table Long Term Compensation
SIGNATURES
Report of Independent Certified Public Accountants