Form 10-Q
period 2002-03-31
NATURADE INC
filed 2002-05-15
CIK 797167

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 43,813,494 shares as of April 30, 2002.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended March 31, 2002

TABLE OF CONTENTS

NATURADE, INC.

Balance Sheets

As of March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,804,605	$55,388
Accounts receivable, net	1,700,549	2,039,617
Inventories, net	1,076,013	1,178,519
Prepaid expenses and other current assets	148,888	357,846

Total current assets	4,730,055	3,631,370
Property and equipment, net	284,100	307,362
Other assets	68,763	54,763

Total assets	$5,082,918	$3,993,495

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,542,250	$2,833,120
Accrued expenses	506,570	654,774
Current portion of Note Payable to Related Party	50,000	50,000
Current portion of long-term debt	1,666,601	1,957,592

Total current liabilities	4,765,421	5,495,486
Long-term portion of Notes Payable to Related Parties, less current maturities	202,345	5,439,983
Long-term debt, less current maturities	60,203	67,399
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B, par value $0.0001 per share; authorized 50,000,000 shares; issued and outstanding, 13, 540,723 at March 31, 2002 ($2,000,000 redemption value), 0 at December 31, 2001	1,812,898	0
WARRANT	500,000	0
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 43,813,494 at March 31, 2002 and 7,823,639 at December 31, 2001	4,382	783
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at March 31, 2002 and 1,250,024 at December 31, 2001	0	125
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at March 31, 2002 and 0 at December 31, 2001	0	0
Additional paid-in capital	18,953,372	11,539,611
Accumulated deficit	(21,215,703)	(18,549,892)

Total stockholders' deficit	(2,257,949)	(7,009,373)

Total liabilities and stockholders' deficit	$5,082,918	$3,993,495

See accompanying notes to financial statements.

4

NATURADE, INC

Statements of Operations for the Three Month Periods

Ended March 31, 2002 and March 31, 2001

	Months Three Ended March 31, 2002 (Unaudited)	Months Three Ended March 31, 2001 (Unaudited)
Net sales	$3,484,215	$4,260,844
Cost of sales	1,861,113	2,203,728

Gross profit	1,623,102	2,057,116

Costs and expenses:
Selling, general and administrative expenses	2,245,254	2,527,411
Depreciation and amortization	23,263	23,370

Total operating costs and expenses	2,268,517	2,550,781

Operating loss	(645,415)	(493,665)
Other expense:
Interest expense	31,792	145,132
Other expense (income)	(11,396)	(1,784)

Loss before provision for income taxes	(665,811)	(637,013)
Provision for income taxes	—	—

Net loss	$(665,811)	$(637,013)
Deemed Dividend	(2,000,000)	—

Net loss applicable to common shares	$(2,665,811)	$(637,013)

Basic and Diluted Loss per share	$(0.06)	$(0.09)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	43,813,494	7,347,389

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Three Months

Ended March 31, 2002 and March 31, 2001

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Cash flows from operating activities:
Net loss	$(665,811)	$(637,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,262	23,370
Provision for bad debt expense	(473,222)	205
Provision for excess and obsolete inventories	(273,796)	16,099
Expense for stock options, warrants and convertible debt	9,443	9,444
Changes in assets and liabilities:
Accounts receivable	812,290	809,435
Inventories	376,302	59,725
Prepaid expenses and other current assets	208,958	(205,384)
Other assets	(14,000)	16,466
Accounts payable and accrued expenses	(439,074)	(352,900)

Net cash used in operating activities:	(435,648)	(260,553)
Cash flows from investing activities:
Purchase of property and equipment	—	(85,366)

Net cash used in investing activities:	—	(85,366)
Cash flows from financing activities:
Net borrowings under line of credit	(291,543)	70,128
Proceeds from issuance of debt to related parties	—	98,296
Payments of long-term debt	(6,644)	(8,250)
Proceeds from issuance of equity	2,483,052	—

Net cash provided by financing activities:	2,184,865	160,174
Net increase (decrease) in cash and cash equivalents	1,749,217	(185,745)
Cash and cash equivalents, beginning of period	55,388	202,648

Cash and cash equivalents, end of period	$1,804,605	$16,903

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$32,777	$57,206
Taxes	$800	$0
Non-cash financing activities:
Conversion of notes payable to related party to common stock	$5,315,702	$—
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$125	$—
Deemed dividend related to redeemable convertible preferred stock	$2,000,000	$—

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

2.
Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at March 31, 2002 and December 31, 2001 consisted of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
Raw Materials	$170,575	$195,351
Finished Goods	989,560	1,341,086

Subtotal	1,160,135	1,536,437
Less: Reserve for Excess and Obsolete Inventories	(84,122)	(357,918)

	$1,076,013	$1,178,519

3.
The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of March 31, 2002 are as follows:

Year	Amount
2002 (April-December)	$320,552
2003	434,021
2004	414,309
2005	427,624
2006	283,056

Total	$1,879,562

4.
Credit Agreement with Majority Shareholder—In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings and Botanicals, LLC ("Health Holdings"), the majority stockholder of the Company. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. During the year ended December 31, 2001, Health Holdings agreed to convert interest earned from October 1, 2000 to September 30, 2001 of $342,406 to the outstanding principal amount as a payment-in-kind resulting in a balance at December 31, 2001 of $4,496,193. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common Stock all of the Company's Credit Agreement debt due to Health Holdings, plus accrued interest of $67,013 for a total debt conversion of $4,563,206.

5.
Loan Agreement with Majority Shareholder and Other Investors—In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allowed for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company's Common Stock based on the then fair market value of $0.32. As of December 31, 2001, the Company had borrowed $993,790 under this facility. Of this amount, $741,445 was debt owed to Health Holdings. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common Stock all of the Company's Loan Agreement debt due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company's Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company's Common Stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company's common stock for the ten trading days prior to the date of receipt of notice of conversion.

6.
Line of Credit—On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described in Note 7, Private EquityTransaction, on December 20, 2001, the terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. Borrowings under the Credit and Security Agreement, which totaled $1,637,466 at March 31, 2002, are collateralized by substantially all assets of the Company. At March 31, 2002, the prime rate was 4.75% and the interest charge under the Credit and Security Agreement was 6.75%. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios be met. As of March 31, 2002, the Company was not in compliance with the minimum adjusted book net worth and minimum net income covenants. The Company is in the process of acquiring a written waiver from Wells Fargo for the noncompliance.

7.
Private Equity Transaction—On January 2, 2002, the Company privately sold 13,540,723 shares of Series B Convertible Preferred Stock (the "Shares") for $2 million, and warrants to purchase an additional 33, 641,548 shares of Series B Convertible Preferred Stock at an aggregate exercise price of $3.5 million (the "Warrants"), for $500,000. The Shares and the Warrants were purchased by Westgate Equity Partners, L.P. ("Westgate"). The Series B Convertible Preferred Stock bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. On the seventh anniversary of its issuance, the Series B Convertible Preferred Stock will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of

  Directors of the Company will be elected exclusively by the holders of the Series B Convertible Preferred Stock voting as a separate class.

  The Company may redeem the Series B Convertible Preferred Stock at any time prior to December 31, 2004 if the Company receives a bona fide offer from a third party to invest equity capital in the Company and the holders of the Series B Convertible Preferred Stock do not make a Qualified Counter-Offer. A "Qualified Counter-Offer" is a written offer for an equity investment in the Company that will yield gross proceeds in excess of the third party's offer (but need not exceed $3,500,000), and which either (A) is accomplished through the exercise of some or all of the Warrants, or (B) will provide capital on the same or better terms as the third party offer.

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

  As part of this transaction, the Company amended the Naturade Certificate of Incorporation by establishing Non-Voting Common Stock with a par value of $.0001 per share and an authorization to issue 2,000,000 shares. The holders of shares of Non-Voting Common Stock have no voting rights (except as otherwise required by law).  As part of this transaction, the Company entered into a Management Services Agreement under which certain principals of Westgate or its affiliates will provide management and consulting services to the Company and amended and extended the employment agreement with the Company's CEO. Also, on December 20, 2001 as part of this transaction and effective on its completion, Wells Fargo agreed to modify the terms of its Credit and Security Agreement with the Company, to include waiving the enforcement of existing defaults, increasing the credit available to the Company to a maximum of $4,500,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003, as more fully described under Footnote 6.

  Under the terms of the Private Equity Transaction, if Westgate exercises the Warrants in full, Westgate would hold a total of 47,182,271 shares of Series B Convertible Preferred Stock, which would be convertible into the same number of shares of Common Stock, or 51% of the Company's outstanding Common Stock on a fully diluted basis (subject to adjustment to prevent dilution). In accordance with EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Series B Convertible Preferred Stock has a beneficial conversion feature of $2,000,000 which was recorded as a deemed dividend. Furthermore, the Company has agreed not to issue additional voting securities without Westgate's consent, except on the exercise of outstanding options to purchase Common Stock.

  EITF No. 98-5 states that if a quoted market price exists then that price must be used as the fair market value for purposes of determining the beneficial conversion feature without any adjustment for transferability restrictions, large block factors or time value discounts. While the Company's Common Stock is quoted on the OTC Bulletin Board, 65% of the stock (94% on a fully diluted basis) was held by Health Holdings immediately prior to the Private Equity Transaction and the total trading volume during fiscal 2001 was less than 275,000 shares, reflecting the closely-held nature of Common Stock ownership. Furthermore, the Private Equity Transaction was an arms-length transaction among qualified investors who negotiated terms including the issuance of securities based upon market conditions and financial alternatives then in existence. During fiscal

  2001, the Company spent significant time seeking additional financing to support its working capital requirements, and by consummating the Private Equity Transaction believes that the share price so determined represents the fair market value of the Company's Common Stock at that time, given all the facts then available.

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

  Operating segment data for the three months ended March 31, 2002 and March 31, 2001 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended March 31, 2002
Sales	$1,883,451	$1,600,764	$3,484,215
Cost of Sales	996,502	864,611	1,861,113

Gross Profit	$886,949	$736,153	$1,623,102

Three months ended March 31, 2001
Sales	$2,258,979	$2,001,865	$4,260,844
Cost of Sales	1,200,526	1,003,202	2,203,728

Gross Profit	$1,058,453	$998,663	$2,057,116

  Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three months ended March 31, 2002 and March 31, 2001 was as follows:

	United States	International	Total
Three months ended March 31, 2002
Sales	$3,415,618	$68,597	$3,484,215
Cost of Sales	1,815,616	45,497	1,861,113

Gross Profit	$1,600,002	$23,100	$1,623,102

Three months ended March 31, 2001
Sales	$4,154,694	$106,150	$4,260,844
Cost of Sales	2,144,586	59,142	2,203,728

Gross Profit	$2,010,108	$47,008	$2,057,116

  During the three months ended March 31, 2002 and 2001, the Company had sales to three customers in excess of 10% of the Company's total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
March 31, 2002	$659,500	18.9%	$618,500	17.8%	$547,600	15.7%
March 31, 2001	$604,300	14.2%	$612,400	14.4%	$539,500	12.7%

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company. Such risk factors include, without limitation, the risks set forth below under "Risk Factors." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

All comparisons below are for the three month period ended March 31, 2002 ("1Q'02) compared to the three month ended March 31, 2001 ("1Q'01").

General

        The Company is a branded natural products marketing company focused on high growth, innovative products designed to nourish the health and well-being of consumers. The Company concentrates on the rapidly expanding soy food market which reached sales of almost $2.5 billion in 2000 and is expected to grow 15% to 20% per year reaching $5 to $6 billion by 2005 according to Soyatech market research dated February 2001. The Company has purposely avoided the vitamin category which has been flat, while the herbal category has experienced 15% to 25% declines per year since the late nineties. The Company's products include Naturade Total Soy, a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink products and bars, Naturade Soy protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company's products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway and Albertson's), mass merchants (e.g., Wal*Mart, Kmart and Target), club stores (e.g., Sam's Clubs and Costco), drug stores (e.g., CVS, Eckerd and Rite-Aid), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores. Major trends occurring in 1Q'02 included:

  1)
  Continued shift from health food stores towards the mass market as consumers opt for shopping convenience as mass retailers better define their marketing strategies for natural products;

  2)
  Continued expansion of Naturade Total Soy distribution, which accounted for 51% of sales in 1Q'02 although down from 54% of sales in 1Q'01;

  3)
  Decline in sales of some key mass market customers due to financial impairment and lower new distribution; and

  4)
  Successful financial restructuring through the raising of $2.5 million, conversion of $5.3 million in debt into equity and the renegotiation of a bank line of credit.

On January 2, 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate for a total of $2.5 million, (ii) issued 36 million shares of Common Stock in exchange for the cancellation of $5.3 million of outstanding debt and 1.3 million shares of outstanding Series A Convertible Preferred Stock and (iii) amended its bank credit facility. The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment) and bears dividends at the rate of 10% per annum. The Warrants entitle the holder to purchase for $3.5 million additional shares of Series B Convertible Preferred Stock convertible into 33.6 million shares of Common Stock (subject to adjustment). In accordance with generally accepted accounting principles (GAAP), the Series B Convertible Preferred Stock has a beneficial conversion feature of

$2 million which was recorded as a deemed dividend. GAAP states that if a quoted market price exists then that price must be used as the fair market value for purposes of determining the beneficial conversion feature without any adjustment for transferability restrictions, large block factors or time value discounts. Based on the market conditions and financial alternatives then in existence, the Company believes that the share price determined in the Private Equity Transaction represents the fair market value of the Company's Common Stock at that time, given all the facts then available. The net proceeds from the investment will be used by Naturade for working capital and general corporate purposes. For a more complete description of this transaction, see Note 7—Private Equity Transaction.

Results of Operations

  Net Sales

        Total net sales for 1Q'02 decreased $776,629, or 18%, to $3,484,215 from $4,260,844 for 1Q'01 primarily as a result of (i) slower new distribution growth in the mass market, (ii) fewer new product introductions as the Company concentrates on its core product lines and (iii) continued softness in the health food market.

        Mass Market Net Sales.    For 1Q'02, mass market net sales decreased $401,101, or 20%, to $1,600,764 from $2,001,865 for 1Q'01 primarily as a result of a high level of nonrepeatable Naturade Total Soy new distribution in 1Q'01 compared to 1Q'02 which was partially offset by (1) Year 2001 new distribution sales converting into repeat (turn) business in 1Q'02 and (ii) minor Year 2002 new distribution sales to Safeway, Albertson's and Publix.

        The following table illustrates mass market net sales for 1Q'02 and 1Q'01:

Mass Market Net Sales
($ in 000's)

	Three Months Ended March 31,		Change
	2001	2002	$	%
New Distribution	$563.0	$40.0	(523)	(92.9)
Channel Shift	114.8	113.1	(1.7)	(1.5)
Turn Business	1,324.1	1,447.7	123.6	9.3

Total	2,001.9	1,600.8	(401.1)	(20)

        The growth in the core turn business represents the conversion of Year 2001 new distribution sales into repeat business and targeted promotional activities. For 1Q'02, mass market turn business net sales increased $123,600, or 9.3%, to $1,447,700 from $1,324,100 for 1Q'01. This channel shift results from certain mass market customers switching their buying patterns from purchasing through health food distributors (classified as health food sales) to direct purchases (classified as mass market sales).

        Health Food Net Sales.    For 1Q'02, health food net sales decreased $375,528, or 16.6%, to $1,883,451 from $2,258,979 for 1Q'01. This decrease was a result of continued softness in the health food channel, promotional timing differences from key distributors and discontinued products which accounted for $97,500 of sales in 1Q'01. By factoring in the channel shift from the health food distributors to direct mass market purchases as shown in the above table and the lost 1Q'01 sales due to the Company's decision to discontinue these products, a slightly improved picture emerges. For 1Q'02, core health food net sales are down 6% compared to 1Q'01.

        On a percent of net sales basis, the breakdown of sales between the mass market and health food channels for 1Q'02 virtually matched that of 1Q'01, in spite of the decline in new distribution sales for

1Q'02. For 1Q'02, the mass market net sales represented 45.9% of total net sales compared to 47% for 1Q'01.

        For 1Q'02, domestic net sales decreased 739,076, or 17.8%, to $3,415,618 from $4,154,694 for 1Q'01 primarily due to the previously mentioned decline in new distribution mass market sales and a softness in the health food market. For 1Q'02, international sales decreased $37,553, or 35.4%, to $68,597 from $106,150, as the Company continued to de-emphasize lower margin international business and concentrated on the more profitable domestic business and Canadian business, which is classified as international.

        For 1Q'02, the top 40 customers accounted for $3,310,500 or 95% of net sales, with 21 health food customers contributing $1,792,000 or 51.4% of net sales, 17 mass market customers contributing $1,473,200 or 42.3% of net sales, and two international customers contributing $45,300 or 1.3% of net sales. For 1Q'02, the Company continued its rollout of NTS products, with twenty powder products contributing $1,328,500 or 38.1% of net sales. During the quarter, the Company continued its launch of the NTS bars which contributed $126,900 or 3.7% and NTS ready-to-drink products with $302,800 or 8.7% of net sales. Overall, the top 25 products represented $2,431,000 or 69.8% of sales, with fourteen NTS products contributing $1,487,300 or 42.7% of sales, seven protein powders contributing $604,900 or 17.4% of sales, and four Aloe Vera and other products representing $338,800 or 9.7% of sales.

  Gross Profit

        Gross profit as a percentage of net sales for 1Q'02 decreased 1.7% to 46.6% of sales from 48.3% for 1Q'01. The decrease was due to lower sales of NTS ready-to-drink products, plus a lower ratio of other NTS products for 1Q'02, which have a higher gross margin than many of the Company's other products and to an additional reserve for slow moving inventory.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("S,G &A") for 1Q'02 decreased $282,157 to $2,245,254 or 64.4% of net sales from $2,527,411 or 59.3% of net sales for 1Q'01. This decrease is primarily due to a $233,356 decrease in brand expenses and an $80,500 decrease in shipping costs for 1Q'02. As a percent of sales, brand expenses were 18.9% and 21%, respectively, for 1Q'02 and 1Q'01. The decrease in brand expenses is primarily due to decreases in advertising of $206,097 and trade promotions of $27,246. This decrease in brand expenses is part of the Company's strategy to control overall costs and match brand expenses with proven sales opportunities. While the decrease in shipping costs is partially due to the decline in sales, it is also due to lower shipping costs as the Company negotiated lower shipping rates with freight carriers. Shipping costs as a percent of sales declined to 5.2% from 6.1%, respectively, for 1Q'02 and 1Q'01. These S,G & A declines offset a $92,090 expense incurred in 1Q'02 to record the "In-the-Money" portion of the Company's Chief Executive Officer's stock options triggered by their repricing as required in the Private Equity Transaction. This option repricing created a variable accounting issue per APB 25 and FIN 44. While this repricing has no cash impact on the Company, under generally accepted accounting principles, an additional compensation expense must be recognized in the period incurred.

  Interest Expense

        Interest expense for the 1Q'02 decreased $113,340 compared to 1Q'01 due to the conversion of $5.3 million of Health Holdings convertible debt in January 2002 into 35,989,855 shares of Common Stock of the Company as part of the Private Equity Transaction, thereby reducing overall interest costs. See Note 7 to the Financial Statements.

Liquidity and Capital Resources

        The Company used cash of $435,648 in operating activities in the three months ended March 31, 2002 compared to $260,553 for operating activities for the three months ended March 31, 2001. This increase in cash used in operating activities is primarily due to the Company's operating losses which was partially offset by improved inventory control for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

        The Company's working capital increased from ($1,864,116) at December 31, 2001 to ($35,336) at March 31, 2002. This increase was largely due to the investment of $2.5 million from the Private Equity Transaction which offset the Company's operating losses for 1Q'02.

        Cash used in investment activities during the three months ended March 31, 2002 was $0 compared to cash used by investing activities during the three months ended March 31, 2001 of $85,366.

        The Company's cash provided by financing activities was $2,184,865 for the three months ended March 31, 2002 compared to cash provided by financing activities of $160,174 for the three months ended March 31, 2001. The March 31, 2002 amount was the result of the $2.5 million from the Private Equity Transaction, conversion into equity of the Health Holdings Credit Agreement and Loan Agreement debt, and a decrease in borrowings under the Credit and Security Agreement. See Notes 4, 5 and 7 to the Financial Statements.

        As of March 31, 2002, the Company was not in technical compliance with the minimum net income and minimum adjusted book net worth covenants of the Credit and Security Agreement with Wells Fargo. The Company has notified Wells Fargo of the foregoing and is in discussions with Wells Fargo regarding a potential waiver of these covenants. However, there can be no assurance that the Company will be successful in having these covenants waived. In such event, Wells Fargo would be entitled to exercise certain remedies under the Credit and Security Agreement including termination of this agreement and foreclosure upon the collateral. Borrowings under the Credit and Security Agreement are collateralized by substantially all assets of the Company. For a description of the Credit and Security Agreement, see Note 6 to the Financial Statements.

        The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2002, the Company has an accumulated deficit of $21,215,703, a net working capital deficit of $35,366, a stockholders' capital deficiency of $2,257,949, has incurred recurring net losses and was not in compliance with two of its bank covenants. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company adopted this Statement as of January 1, 2002 and it had no material impact on its financial statements.

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

        In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, as Interpretation of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The Company repriced options to purchase 381,000 shares of Common Stock in 1999 and 365,000 shares of Common Stock in connection with the Private Equity Transaction. The Company adopted FIN 44 effective July 1, 2000 and such adoption did not have material impact on the Company's financial statements. However, the repriced options are now accounted for as variable awards and future increases in the Company's stock price may affect future operating results.

Risk Factors

        The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein. This Form 10-Q contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

  There is substantial doubt as to the Company's ability to continue as a going concern, and the Company will incur further losses

        Naturade's independent accountants have qualified their opinion on the Company's financial statements, expressing substantial doubt concerning the Company's ability to continue as a going concern. At March 31, 2002, the Company had an accumulated deficit of $21,215,703, a net working capital deficit of $35,366 and stockholders' capital deficiency of $2,257,949. The Company anticipates that it will incur net losses for the immediate future and will need access to additional financing for working capital and to expand its business. Moreover, as of March 31, 2002, the Company was in default of the minimum adjusted book net worth and minimum net income covenants in the Credit and Security Agreement with its principal lender and has not received a written waiver of such default. Without a waiver of such defaults, or a modification of the Credit and Security Agreement, the lender could terminate the agreement and demand immediate payment of the full amount of indebtedness. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002 and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade's Common Stock could lose their entire investment.

  Dependence on continued business from the Company's key customers

        The Company's three largest customers together account for 52% of sales revenue in 1Q'02. Two health food distributors accounted for 37% of total sales in 1Q'02 and one mass market customer, Wal*Mart and Sam's Club, represented approximately 15% of total sales in 1Q'02. The loss of such customers could have a material adverse effect on the Company's results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

  Dependence on current and ongoing financing

        The Company's success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of March 31, 2002, the Company was not in compliance with the minimum net income and minimum adjusted book net worth covenants of the Credit and Security Agreement with Wells Fargo. Starting in 2000, the Company embarked on a strategy to rollout the Naturade Total Soy product line to the mass market, which requires a high level of marketing expenditures. Although the Company obtained $2.5 million as part of the Private Equity Transaction on January 2, 2002, as explained above and in Note 7 to the Financial Statements, there is no assurance that these proceeds will be sufficient to fund this strategy. Further, no assurance can be given that the Company will have access to additional funds or, if funds can be obtained, that the terms on which they can be obtained will be satisfactory. In such event, the Company's business and results of operations, and its ability to continue as a going concern, will be materially adversely affected.

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

  Impact of government regulation

        The Company's operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, including the U.S. Food and Drug Administration (FDA) and the Federal Trade Commission. Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company's products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

        As a result of the Company's efforts to comply with changes in applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act ("DSHEA"), or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company's business in the future. Such future laws and regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for our products. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

        In addition, in accordance with the requirements of the DSHEA, the FDA has been in the process of developing a Good Manufacturing Practice Regulation applicable to manufacturers of dietary supplements. The FDA recently stated that it expected to publish a proposed regulation for public comment sometime during the second half of 2002. However, there is no way to determine when the FDA will actually publish this proposal, in what form it will appear, and when any such regulation will become final. When final regulations are promulgated, it may be necessary for Naturade to review the qualifications of its third-party manufacturers and determine whether they satisfy the FDA's requirements. The potential exists for circumstances to arise which would require Naturade to seek out alternate manufacturers who operate in compliance with the FDA's requirements.

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

  Closely Controlled Stock

        At March 31, 2002, Westgate Equity Partners, L.P. beneficially owned approximately 50.9% of the Company's Common Stock, Health Holdings beneficially owned 44.3% of the Company's Common Stock, and executive officers and directors of the Company as a group beneficially owned 96.4% of the Company's Common Stock. Shares "beneficially owned" include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate Equity Partners, LLC and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company's management and affairs.

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

        The Company's long-term debt primarily consists of a $4.5 million line of credit originally entered into on January 27, 2000 and amended on December 20, 2001 and a $252,345 Loan Agreement with investors, after giving affect to the Health Holdings debt-to equity conversion on January 2, 2002 as part of the Private Equity Transaction as described more fully in Note 7 to the Financial Statements. The $4 million Credit Agreement with the majority shareholder of the Company was converted into equity on January 2, 2002 as part of the Private Equity Transaction. The line of credit bears interest at prime rate plus 2%. The Loan Agreement bears interest at 8% per annum with due dates of September 11, 2002 for $50,000 and of August 2003 for the remaining balance. However, given the fixed interest rate on the Loan Agreement, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or on the Company's results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company's results of operations. For 1Q'02, the interest expense on the line of credit was $25,593. If the interest rate on the line of credit for 1Q'02 had increased by one percent to prime rate plus 3%, this would result in an interest expense of $29,385 for 1Q'02.

PART II. Other Information

ITEM 1. Legal Proceedings

        NONE

ITEM 2. Changes in Securities

        NONE

ITEM 3. Defaults upon Senior Securities

        As of March 31, 2002, the Company was not in technical compliance with the minimum net income and minimum adjusted book net worth covenants of the Credit and Security Agreement with Wells Fargo. The Company has notified Wells Fargo of the foregoing and is in discussions with Wells Fargo regarding a potential waiver of these covenants. However, there can be no assurance that the Company will be successful in having these covenants waived. In such event, Wells Fargo would be entitled to exercise certain remedies under the Credit and Security Agreement including termination of this agreement and foreclosure upon the collateral. Borrowings under the Credit and Security Agreement are collateralized by substantially all assets of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

        NONE

ITEM 5. Other Information

        NONE

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits: NONE

  (b)
  Reports on Form 8-K:

        On January 3, 2002, the Company filed a Form 8-K reporting the Securities Purchase Agreement among Naturade, Inc., Westgate Equity Partners, L.P., and Health Holdings & Botanicals, LLC, effective January 2, 2002.

S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NATURADE, INC. (Registrant)
DATE: May 15, 2002	By	/s/ BILL D. STEWART Bill D. Stewart Chief Executive Officer
DATE: May 15, 2002	By	/s/ LAWRENCE J. BATINA Lawrence J. Batina Chief Financial Officer

QuickLinks

FORM 10-Q QUARTERLY REPORT Quarter Ended March 31, 2002 TABLE OF CONTENTS
NATURADE, INC. Balance Sheets As of March 31, 2002 and December 31, 2001
NATURADE, INC Statements of Operations for the Three Month Periods Ended March 31, 2002 and March 31, 2001
NATURADE, INC Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001
NATURADE, INC. Notes to Financial Statements
Major Customer Table
Mass Market Net Sales ($ in 000's)
S I G N A T U R E S