Form 10-Q
period 2002-06-30
NATURADE INC
filed 2002-08-14
CIK 797167

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 43,813,494 shares as of July 31, 2002.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2002

TABLE OF CONTENTS

NATURADE, INC.

Balance Sheets
As of June 30, 2002 and December 31, 2001

	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,129,676	$55,388
Accounts receivable, net	899,352	2,039,617
Inventories, net	1,272,509	1,178,519
Prepaid expenses and other current assets	103,276	357,846

Total current assets	3,404,813	3,631,370
Property and equipment, net	263,727	307,362
Other assets	79,105	54,763

Total assets	$3,747,645	$3,993,495

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,199,840	$2,833,120
Accrued expenses	494,065	654,774
Current portion of Note Payable to Related Party	50,000	50,000
Current portion of long-term debt	1,438,832	1,957,592

Total current liabilities	4,182,737	5,495,486
Long-term portion of Notes Payable to Related Parties, less current maturities	202,345	5,439,983
Long-term debt, less current maturities	50,558	67,399
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B, par value $0.0001 per share; authorized 48,000,000 shares; issued and outstanding, 13, 540,723 at June 30, 2002 ($2,000,000 redemption value), 0 at December 31, 2001	1,765,398	0
WARRANT	500,000	0
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 43,813,494 at June 30, 2002 and 7,823,639 at December 31, 2001	4,382	783
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 1,250,024 at December 31, 2001	0	125
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at June 30, 2002 and 0 at December 31, 2001	12	0
Additional paid-in capital	18,918,214	11,539,611
Accumulated deficit	(21,876,001)	(18,549,892)

Total stockholders' deficit	(2,953,393)	(7,009,373)

Total liabilities and stockholders' deficit	$3,747,645	$3,993,495

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Months and
Six Months Ended June 30, 2002 and June 30, 2001

	Three Months Ended June 30, 2002 (Unaudited)	Three Months Ended June 30, 2001 (Unaudited)	Six Months Ended June 30, 2002 (Unaudited)	Six Months Ended June 30, 2001 (Unaudited)
Net sales	$3,352,404	$4,408,832	$6,836,619	$8,669,676
Cost of sales	1,974,393	2,327,601	3,835,506	4,531,329

Gross profit	1,378,011	2,081,231	3,001,113	4,138,347

Costs and expenses:
Selling, general and administrative expenses	1,995,441	2,649,160	4,240,695	5,176,571
Depreciation and amortization	21,822	24,120	45,085	47,490

Total operating costs and expenses	2,017,263	2,673,280	4,285,780	5,224,061

Operating loss	(639,252)	(592,049)	(1,284,667)	(1,085,714)
Other expense:
Interest expense	30,783	155,150	62,575	300,282
Other expense (income)	(9,737)	(4,537)	(21,133)	(6,321)

Loss before provision for income taxes	(660,298)	(742,662)	(1,326,109)	(1,379,675)
Provision for income taxes	—	—	—	—

Net loss	$(660,298)	$(742,662)	$(1,326,109)	$(1,379,675)

Basic and Diluted Loss per share	$(0.02)	$(0.10)	$(0.03)	$(0.19)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	43,813,494	7,441,592	43,614,655	7,394,491

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Six Months
Ended June 30, 2002 and June 30, 2001

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Cash flows from operating activities:
Net loss	$(1,326,109)	$(1,379,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,085	47,490
Provision for bad debt expense	(171,735)	223,463
Provision for excess and obsolete inventories	(273,796)	16,099
Expense for stock options, warrants and convertible debt	18,888	18,888
Changes in assets and liabilities:
Accounts receivable	1,312,000	669,095
Inventories	179,807	213,101
Prepaid expenses and other current assets	254,570	(85,263)
Other assets	(24,342)	17,420
Accounts payable and accrued expenses	(715,927)	147,858

Net cash used in operating activities:	(701,559)	(111,524)
Cash flows from investing activities:
Purchase of property and equipment	(1,450)	(106,242)

Net cash used in investing activities:	(1,450)	(106,242)
Cash flows from financing activities:
Net borrowings under line of credit	(518,760)	(104,813)
Proceeds from issuance of debt to related parties	—	191,004
Payments of long-term debt	(16,841)	(16,181)
Proceeds from issuance of equity	2,312,898	—

Net cash provided by financing activities:	1,777,297	70,010
Net increase (decrease) in cash and cash equivalents	1,074,288	(147,756)
Cash and cash equivalents, beginning of period	55,388	202,648

Cash and cash equivalents, end of period	$1,129,676	$54,892

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$62,727	$104,871
Taxes	$800	$800
Non-cash financing activities:
Conversion of notes payable and accrued interest to related party into common stock	$5,315,702	$152,400
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$125	0
Deemed dividend related to redeemable convertible preferred stock	$2,000,000	0
Issuance of non-voting common stock in connection with Private Equity Transaction	$47,500	0

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

2.
Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at June 30, 2002 and December 31, 2001 consisted of the following:

	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)
Raw Materials	$166,033	$195,351
Finished Goods	1,190,598	1,341,086

Subtotal	1,356,631	1,536,437
Less: Reserve for Excess and Obsolete Inventories	(84,122)	(357,918)

	$1,272,509	$1,178,519

3.
The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of June 30, 2002 are as follows:

Year	Amount
2002 (July-December)	$213,014
2003	434,021
2004	414,309
2005	427,624
2006	283,056

Total	$1,772,024

4.
Credit Agreement with Majority Shareholder—In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings and Botanicals, LLC ("Health Holdings"), the majority stockholder of the Company. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. During the year ended December 31, 2001, Health Holdings agreed to convert interest earned from October 1, 2000 to September 30, 2001 of $342,406 to the outstanding principal amount as a payment-in-kind, resulting in a balance at December 31, 2001 of $4,496,193. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common Stock all of the Company's Credit Agreement debt due to Health Holdings, plus accrued interest of $67,013 for a total debt conversion of $4,563,206.

5.
Loan Agreement with Majority Shareholder and Other Investors—In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allowed for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company's Common Stock based on the then fair market value of $0.32. As of December 31, 2001, the Company had borrowed $993,790 under this facility. Of this amount, $741,445 was debt owed to Health Holdings. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common Stock all of the Company's Loan Agreement debt due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. As of June 30, 2002, the Company had borrowed $252,345 under this facility which is owed to a member of the Board of Directors and an independent investor. The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company's Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company's Common Stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company's common stock for the ten trading days prior to the date of receipt of notice of conversion.

6.
Line of Credit—On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined in the agreement. As more fully described in Note 7, Private Equity Transaction, on December 20, 2001, the terms of the Credit and Security Agreement were modified to include a waiver of the enforcement of existing defaults as of December 20, 2001, an increase in the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, an increase in the floating rate to the prime rate plus 2% and extension of the maturity date to December 31, 2003. Borrowings under the Credit and Security Agreement, which totaled $1,410,312 at June 30, 2002, are collateralized by substantially all assets of the Company. At June 30, 2002, the prime rate was 4.75% and the interest charge under the Credit and Security Agreement was 6.75%. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios be met. As of June 30, 2002, the Company was not in compliance with the minimum book net worth covenant. The Company is in the process of acquiring a written waiver from Wells Fargo for the noncompliance.

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

  As part of this transaction, the Company amended the Naturade Certificate of Incorporation by establishing Non-Voting Common Stock with a par value of $.0001 per share and an authorization to issue 2,000,000 shares. Non-Voting Common Stock valued at $47,500 and consisting of 117,284 shares were issued to a financial intermediary firm as part of their fees for assisting in this transaction. The holders of shares of Non-Voting Common Stock shall have no voting rights with respect to such Non-Voting Common Stock.

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

  The net proceeds of the transactions are being used by the Company for working capital and general corporate purposes.

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

        Operating segment data for the three and six months ended June 30, 2002 and June 30, 2001 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended June 30, 2002
Sales	$1,886,559	$1,465,845	$3,352,404
Cost of Sales	1,064,808	909,585	1,974,393

Gross Profit	$821,751	$556,260	$1,378,011

Six months ended June 30, 2002
Sales	$3,770,010	$3,066,609	$6,836,619
Cost of Sales	2,061,310	1,774,196	3,835,506

Gross Profit	$1,708,700	$1,292,413	$3,001,113

Three months ended June 30, 2001
Sales	$2,046,856	$2,361,976	$4,408,832
Cost of Sales	1,109,354	1,218,247	2,327,601

Gross Profit	$937,502	$1,143,729	$2,081,231

Six months ended June 30, 2001
Sales	$4,305,835	$4,363,841	$8,669,676
Cost of Sales	2,309,880	2,221,449	4,531,329

Gross Profit	$1,995,955	$2,142,392	$4,138,347

        Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and six months ended June 30, 2002 and June 30, 2001 was as follows:

	United States	International	Total
Three months ended June 30, 2002
Sales	$3,315,047	$37,357	$3,352,404
Cost of Sales	1,951,706	22,687	1,974,393

Gross Profit	$1,363,341	$14,670	$1,378,011

Six months ended June 30, 2002
Sales	$6,730,665	$105,954	$6,836,619
Cost of Sales	3,767,322	68,184	3,835,506

Gross Profit	$2,963,343	$37,770	$3,001,113

	United States	International	Total
Three months ended June 30, 2001
Sales	$4,312,322	$96,510	$4,408,832
Cost of Sales	2,270,607	56,994	2,327,601

Gross Profit	$2,041,715	$39,516	$2,081,231

	United States	International	Total
Six months ended June 30, 2001
Sales	$8,467,016	$202,660	$8,669,676
Cost of Sales	4,415,193	116,136	4,531,329

Gross Profit	$4,051,823	$86,524	$4,138,347

        During the three and six months ended June 30, 2002 and 2001, the Company had sales to three customers in excess of 10% of the Company's total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Three months ended June 30, 2002	$574,000	17.1%	$570,300	17.0%	$632,100	18.9%
Six month ended June 30, 2002	1,233,500	18.0%	1,188,800	17.4%	1,179,700	17.3%
Three months ended June 30, 2001	649,100	14.7%	532,500	12.1%	768,200	17.4%
Six months ended June 30, 2001	$1,253,400	14.5%	$1,144,900	13.2%	$1,307,700	15.1%

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

        All comparisons below are for the three and six month periods ended June 30, 2002 compared to the three and six month periods ended June 30, 2001.

General

        The Company is a branded natural products marketing company focused on high growth, innovative products designed to nourish the health and well-being of consumers. The Company concentrates on the rapidly expanding soy food market which reached sales of almost $2.5 billion in 2000 and is expected to grow 15% to 20% per year reaching $5 to $6 billion by 2005 according to Soyatech market research dated February 2001. The Company has purposely avoided the vitamin category which has been flat, while the herbal category has experienced 15% to 25% declines per year since the late nineties. The Company's products include Naturade Total Soy, a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink products and bars, Naturade Soy protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company's products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway and Albertson's), mass merchants (e.g., Kmart and Target), club stores (e.g., Sam's Clubs and Costco), drug stores (e.g., CVS, Eckerd and Rite-Aid), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores. Major trends occurring in the quarter ended June 30, 2002 included:

  1)
  Continued expansion of Naturade Total Soy distribution, which accounted for 58% of sales in the quarter;

  2)
  Decline in sales of some key mass market customers and health food distributors due to financial impairment as explained herein and other factors; and

  3)
  Continued use of the proceeds from the successful raising of $2.5 million for operating purposes.

        On January 2, 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate for a total of $2.5 million, (ii) issued 36 million shares of Common Stock in exchange for the cancellation of $5.3 million of outstanding debt and 1.3 million shares of outstanding Series A Convertible Preferred Stock and (iii) amended its bank credit facility. The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment) and bears dividends at the rate of 10% per annum. The Warrants entitle the holder to purchase for $3.5 million additional shares of Series B Convertible Preferred Stock convertible into 33.6 million shares of Common Stock (subject to adjustment). The net proceeds from the investment have been used by Naturade for working capital and general corporate purposes. For a more complete description of this transaction, see Note 7—Private Equity Transaction.

Results of Operations

  Net Sales

        Total net sales for the quarter ended June 30, 2002 decreased $1,056,428, or 24%, to $3,352,404 from $4,408,832 for the same period of 2001 primarily as a result of (i) a lack of new distribution growth in the mass market, (ii) no new product introductions as the Company concentrates on its core product lines and (iii) decline in sales of certain mass market customers. Total net sales for the first six months of 2002 decreased $1,833,057, or 21%, to $6,836,619 from $8,669,676 for the same period of 2001 primarily as a result of (i) slower new distribution growth in the mass market and (ii) continued softness in the health food market.

        Mass Market Net Sales.    For the quarter ended June 30, 2002, mass market net sales decreased $896,131, or 37.9%, to $1,465,845 from $2,361,976 for the same period in 2001 primarily as a result of new distribution of Naturade Total Soy in 2001 that was not repeated in 2002, and which was partially offset by (1) new distribution sales in 2001 converting into repeat (turn) business in the same quarter of 2002 and (ii) minor new distribution sales to Publix in 2002.

        The following table illustrates mass market net sales for the three and six month periods ended June 30, 2002 compared to the three and six month periods ended June 30, 2001:

Mass Market Net Sales
($ in 000's)

	Three Months Ended June 30		Change		Six Months Ended June 30		Change
	2001	2002	$	%	2001	2002	$	%
New Distribution	565.6	26.0	(539.6)	(95.4)	1,128.6	66.0	(1,062.6)	(94.2)
Channel Shift	267.0	0	(267)	(100)	381.8	113.1	(268.7)	(70.4)
Turn Business	1,529.4	1,439.8	(89.6)	(5.9)	2,853.5	2,887.5	34.0	1.2

Total	2,362.0	1,465.8	(896.2)	(37.9)	4,363.9	3,066.6	(1,297.3)	(29.7)

        The slight decrease in the core turn business is due to a significant decline in Drug Store segment sales, the slowness in K-Mart sales due to that company's bankruptcy restructuring efforts and other mass market customers, plus a 50% reduction in international sales (classified as mass market), partially offset by continued strong sales to Sam's Clubs and the conversion of new distribution in 2001 sales into repeat business. For the quarter ended June 30, 2002, mass market turn business net sales decreased $89,600, or 5.9%, to $1,439,800 from $1,529,400 for the same period of 2001. Channel shift results from certain mass market customers switching their buying patterns from purchasing through health food distributors (classified as health food sales) to direct purchases (classified as mass market sales). The decline in channel shift sales is due to the fact that all mass market customers who had formally purchased through health food distributors have completed the transition to direct purchasing.

        Health Food Net Sales.    For the quarter ended June 30, 2002, health food net sales decreased $160,297, or 8%, to $1,886,559 from $2,046,856 for the same period of 2001. This decrease was a result of continued softness in the health food channel, promotional timing differences from key distributors and discontinued products which accounted for $45,200 of sales in the quarter ended June 30, 2001 partially offset by growth in private label sales. By factoring in the channel shift from the health food distributors to direct mass market purchases as shown in the above table and the lost sales in the second quarter due to the Company's decision to discontinue these products, a slightly improved picture emerges. For the quarter ended June 30, 2002, core health food net sales are down 7% compared to the same period of 2001.

        On a percent of net sales basis, the breakdown of sales between the mass market and health food channels for the quarter ended June 30, 2002 tilted back towards the health food channel when compared to the same period of 2001 with 56% of net sales from health food and 44% from mass market. For the first half of 2002 health food sales represented 55% of total sales, with mass market sales at 45% due to the trend in the second quarter of the year.

        For the quarter ended June 30, 2002, domestic net sales decreased $997,275, or 23%, to $3,315,047 from $4,312,322 for the same period in 2001 primarily due to the previously mentioned decline in new distribution mass market sales and a softness in the health food market. For the quarter ended June 30, 2002, international sales decreased $59,152, or 61%, to $37,358 from $96,510 in the same period of 2001, as the Company continued to de-emphasize lower margin international business and concentrated on the more profitable domestic business and Canadian business, which is classified as international.

        For the quarter ended June 30, 2002, the top 40 customers accounted for $3,299,200 or 98% of net sales, with 20 health food customers contributing $1,897,700 or 56.6% of net sales, 19 mass market customers contributing $1,373,600 or 41.0% of net sales, and one international customer contributing $27,900 or .8% of net sales. For the quarter ended June 30, 2002, the Company continued its sales of NTS products, with twenty powder products contributing $1,469,100 or 43.8% of net sales. During the quarter, the Company continued its launch of the NTS bars, which contributed $78,500 or 2.4% and NTS ready-to-drink products with $399,700 or 11.9% of net sales. Overall, the top 25 products represented $2,407,700 or 71.8% of sales, with twelve NTS products contributing $1,553,200 or 46.3% of sales, ten protein powders contributing $703,300 or 21.0% of sales, and three Aloe Vera products representing $151,200 or 4.5% of sales.

  Gross Profit

        Gross profit as a percentage of net sales for the quarter ended June 30, 2002 decreased 6.1% to 41.1% of sales from 47.2% for the same period of 2001. The decrease was due to higher sales of low margin bonus cans and private label products, one-time returns/damaged goods, higher promotional discounts than planned to stimulate sales and lower sales of NTS ready-to-drink products, which carry a higher gross margin than many of the Company's other products.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("S,G &A") for the quarter ended June 30, 2002 decreased $653,719 to $1,995,441 or 59.5% of net sales from $2,649,160 or 60.1% of net sales for the same period of 2001. This decrease is primarily due to a $223,814 decrease in brand expenses and a $221,946 decrease in general and administrative costs for the quarter. As a percent of sales, brand expenses were 20.5% and 20.6%, respectively, for the quarter ended June 30, 2002 and the same period of 2001. The decrease in brand expenses is due to decreases in advertising of $106,230 and trade promotions of $130,965, partially offset by a $26,129 increase in product development costs. The decrease in advertising expenses reflects the Company's strategy to shift brand activity away from general purpose media and towards customer-specific promotions. The decrease in trade promotions is due to the Company's goal to more directly align mass promotional costs with proven sales opportunities. The decrease in general and administrative costs is partially due to the reversal of the additional compensation expense incurred in the first quarter of 2002 to record the "In-the-Money" portion of the Company's Chief Executive Officer's stock options triggered by their repricing as required in the Private Equity Transaction. This option repricing resulted in variable accounting treatment of the options in accordance with the accounting principles of APB 25 and FIN 44. Based on those pronouncements, because the Company's stock price on June 30, 2002 of $0.07 was below the repriced exercise price of $0.1477, the Company reversed the original $92,090 expense. While this repricing has no cash impact on the Company, under the variable accounting guidelines, these repriced stock options must be evaluated at the end of each quarter against the Company's stock price to determine the impact on financial results from operations. General and administrative expenses in the quarter ending June 30, 2002 also declined due to a reduction in Board of Directors expenses and consulting costs.

  Interest Expense

        Interest expense for the quarter ended June 30, 2002 decreased $124,367 compared to the same period of 2001 due to the conversion of $5.3 million of Health Holdings convertible debt in January 2002 into 35,989,855 shares of Common Stock of the Company as part of the Private Equity Transaction, thereby reducing overall interest costs. See Note 7 to the Financial Statements.

Liquidity and Capital Resources

        The Company used cash of $701,559 in operating activities in the six months ended June 30, 2002 compared to $111,524 for operating activities for the six months ended June 30, 2001. This increase in cash used in operating activities is primarily due to the Company's operating losses, improved accounts receivable collections and reduction in accounts payable for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

        The Company's working capital increased from a deficit of $1,864,116 at December 31, 2001 to a deficit of $777,924 at June 30, 2002. This increase was largely due to the investment of $2.5 million from the Private Equity Transaction, which offset the Company's operating losses for the second quarter of 2002.

        Cash used in investment activities during the quarter ended June 30, 2002 was $1,450 compared to cash used in investing activities during the same period of 2001 of $106,242.

        The Company's cash provided by financing activities was $1,777,297 for the six months ended June 30, 2002 compared to cash provided by financing activities of $70,010 for the six months ended June 30, 2001. The June 30, 2002 amount was the result of the $2.5 million from the Private Equity Transaction, the conversion into equity of the Health Holdings Credit Agreement and Loan Agreement debt, and a decrease in borrowings under the Credit and Security Agreement. See Notes 4, 5 and 7 to the Financial Statements.

        As of June 30, 2002, the Company was not in technical compliance with the minimum book net worth covenant of the Credit and Security Agreement with Wells Fargo. The Company has notified Wells Fargo of the foregoing and is in discussions with Wells Fargo regarding a potential waiver of this covenant. However, there can be no assurance that the Company will be successful in having this covenant waived. In such event, Wells Fargo would be entitled to exercise certain remedies under the Credit and Security Agreement including termination of this agreement and foreclosure upon the collateral. Borrowings under the Credit and Security Agreement are collateralized by substantially all assets of the Company. For a description of the Credit and Security Agreement, see Note 6 to the Financial Statements.

        The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2002, the Company has an accumulated deficit of $21,876,001, a negative working capital of $777,924, a stockholders' capital deficiency of $2,953,393, has incurred recurring net losses and was not in compliance with one of its bank covenants. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory and accounts receivable. The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank and other credit facilities, borrowings from principle shareholders and issuance of long-term debt.

        The Company's liquidity is dependent, in part, on customers paying according to the Company's terms. Any abnormal chargebacks or returns may affect the Company's source of short-term funding. The Company is also subject to market price changes. Any changes in credit terms given to major customers would have an impact on the Company's cash flow. Suppliers' credit is another major source of short-term financing and any adverse changes in their terms will have a negative impact on the Company's cash flow.

        The following summarizes the Company's contractual obligations at June 30, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$1,741,735	$1,488,832	$252,903	$0	$0
Capital Lease Obligations	$0
Operating Leases	$1,772,024	$213,014	$1,275,954	$283,056	$0
Unconditional Purchase Obligations	$0
Other Long-Term Obligations	$0
Total Contractual Cash Obligations	$3,513,759	$1,701,846	$1,528,857	$283,056	$0

Critical Accounting Policies and Use of Estimates

        The Company's significant accounting policies are described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its financial statements.

        Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company considers cost to include the direct cost of finished goods provided by co-packers as well as the cost of those components supplied to the co-packers. The Company regularly reviews aged and excess inventories to determine if the carrying value of such inventories exceeds market value with a reserve recorded to reduce the carrying value to market value if necessary.

        Accounts Receivable Valuation. Accounts receivable is stated net of applicable reserves for returns and allowances, billbacks and doubtful accounts. The Company regularly reviews accounts receivable to determine if the reserve amounts are appropriate by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.

Recently Issued Statements of Financial Accounting Standards

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

        In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company has not yet determined what impact the adoption of FAS 145 will have on its operations and financial position.

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

  There is substantial doubt as to the Company's ability to continue as a going concern, and the Company will incur further losses

        Naturade's independent accountants have qualified their opinion on the Company's financial statements, expressing substantial doubt concerning the Company's ability to continue as a going concern. At June 30, 2002, the Company had an accumulated deficit of $21,876,001, a negative working capital of $777,924 and stockholders' capital deficiency of $2,953,393. The Company anticipates that it will incur net losses for the immediate future and will need access to additional financing for working capital and to expand its business. Moreover, as of June 30, 2002, the Company was in default of the minimum book net worth covenant in the Credit and Security Agreement with its principal lender and has not received a written waiver of such default. Without a waiver of such default, or a modification of the Credit and Security Agreement, the lender could terminate the agreement and demand immediate payment of the full amount of indebtedness. If unpaid, the lender could foreclose on the collateral for the indebtedness which is substantially all of the assets of the Company. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002 and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade's Common Stock could lose their entire investment.

  Dependence on continued business from the Company's key customers

        The Company's three largest customers together account for 53% of sales revenue in the quarter ended June 30, 2002. Two health food distributors accounted for 34.1% of total sales in the quarter and one mass market customer, Sam's Club and Wal*Mart, represented approximately 18.9% of total sales in the quarter. The loss of such customers could have a material adverse effect on the Company's results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

  Dependence on current and ongoing financing

        The Company's success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of June 30, 2002, the Company was not in compliance with the minimum book net worth covenants of the Credit and Security Agreement with Wells Fargo. Starting in 2000, the Company embarked on a strategy to rollout the Naturade Total Soy product line to the mass market, which requires a high level of marketing expenditures. Although the Company obtained $2.5 million as part of the Private Equity Transaction on January 2, 2002, as explained above and in Note 7 to the Financial Statements, there is no assurance that these proceeds will be sufficient to fund this strategy. Further, no assurance can be given that the Company will have access to additional funds or, if funds can be obtained, that the terms on which they can be obtained will be satisfactory. In such event, the Company's business and results of operations, and its ability to continue as a going concern, will be materially adversely affected.

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

  Intellectual Property Protection

        The Company's success depends in part on our ability to preserve our trade secrets and know-how, and operate without infringing on the property rights of third parties. The Company does not have any patents, and as a result another company could replicate one or more of Naturade's products. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a U.S. federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the U. S. The Company intends to register its trademarks in certain foreign jurisdictions where the Company's products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the U.S.

        Currently, the Company has received over 19 U.S. trademarks as well as a California registration of one trademark. The Company also maintains trademark registrations in approximately 10 foreign countries. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. It will evaluate and pursue potential infringement on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elects not to pursue them, the value of its trademarks could be substantially weakened. If the Company takes action to enforce its intellectual property rights, litigation may be necessary. Any such litigation could be very costly and could distract the Company's personnel. Due to limited financial resources, Naturade may be unable to pursue some litigation matters. In matters it does pursue, Naturade can provide no assurance of a favorable outcome. An unfavorable outcome in any proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Stock Price

        The market price of the Company's Common Stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of Common Stock and stock market price and volume fluctuations. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations may adversely affect the market price of the Company's Common Stock.

  Closely Controlled Stock

        At June 20, 2002, Westgate Equity Partners, L.P. beneficially owned approximately 50.4% of the Company's Common Stock, Health Holdings beneficially owned 43.9% of the Company's Common Stock, and executive officers and directors of the Company as a group beneficially owned 95.7% of the Company's Common Stock. Shares "beneficially owned" include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate Equity Partners, LLC and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company's management and affairs.

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

        The Company's long-term debt primarily consists of a $4.5 million line of credit originally entered into on January 27, 2000 and amended on December 20, 2001 and a $252,345 Loan Agreement with investors, after giving affect to the Health Holdings debt-to equity conversion on January 2, 2002 as part of the Private Equity Transaction as described more fully in Note 7 to the Financial Statements. The $4 million Credit Agreement with the majority shareholder of the Company was converted into equity on January 2, 2002 as part of the Private Equity Transaction. The line of credit bears interest at prime rate plus 2%. The Loan Agreement bears interest at 8% per annum with due dates of September 11, 2002 for $50,000 and of August 2003 for the remaining balance. However, given the fixed interest rate on the Loan Agreement, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or on the Company's results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company's results of operations. For the quarter ended June 30, 2002, the interest expense on the line of credit was $21,556. If the interest rate on the line of credit for the quarter ended June 30, 2002 had increased by one percent to prime rate plus 3%, this would result in an interest expense of $24,761 for the quarter.

PART II. Other Information

ITEM 1. Legal Proceedings

        NONE

ITEM 2. Changes in Securities

        NONE

ITEM 3. Defaults upon Senior Securities

        As of June 30, 2002, the Company was not in technical compliance with the minimum book net worth covenant of the Credit and Security Agreement with Wells Fargo. The Company has notified Wells Fargo of the foregoing and is in discussions with Wells Fargo regarding a potential waiver of this covenant. However, there can be no assurance that the Company will be successful in having this covenant waived. In such event, Wells Fargo would be entitled to exercise certain remedies under the Credit and Security Agreement including termination of this agreement and foreclosure upon the collateral. Borrowings under the Credit and Security Agreement are collateralized by substantially all assets of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

        NONE

ITEM 5. Other Information

        NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
	Exhibit 99.1:	Certification pursuant to 18 U.S.C. 1350 Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K: NONE

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

NATURADE, INC. (Registrant)
DATE: August 14, 2002	By	/s/ BILL D. STEWART Bill D. Stewart Chief Executive Officer
DATE: August 14, 2002	By	/s/ LAWRENCE J. BATINA Lawrence J. Batina Chief Financial Officer

QuickLinks

FORM 10-Q QUARTERLY REPORT Quarter Ended June 30, 2002 TABLE OF CONTENTS
NATURADE, INC. Notes to Financial Statements
Major Customer Table
Mass Market Net Sales ($ in 000's)
Payments Due by Period
SIGNATURES