Form 10-Q
period 2002-09-30
NATURADE INC
filed 2002-11-14
CIK 797167

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 44,533,886 shares as of October 31, 2002.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2002

TABLE OF CONTENTS

NATURADE, INC.

Balance Sheets

As of September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$817,129	$55,388
Accounts receivable, net	815,264	2,039,617
Inventories, net	1,030,924	1,178,519
Prepaid expenses and other current assets	183,776	357,846

Total current assets	2,847,093	3,631,370
Property and equipment, net	248,723	307,362
Other assets	78,594	54,763

Total assets	$3,174,410	$3,993,495

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,114,050	$2,833,120
Accrued expenses	495,431	654,774
Current portion of Note Payable to Related Party	202,345	50,000
Current portion of long-term debt	1,425,893	1,957,592

Total current liabilities	4,237,719	5,495,486
Long-term portion of Notes Payable to Related Parties, less current maturities	0	5,439,983
Long-term debt, less current maturities	45,374	67,399
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B, par value $0.0001 per share; authorized 48,000,000 shares; issued and outstanding, 13,540,723 at September 30, 2002 ($2,000,000 redemption value), 0 at December 31, 2001	1,915,657	0
WARRANT	500,000	0
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at September 30, 2002 and 7,823,639 at December 31, 2001	4,452	783
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at September 30, 2002 and 1,250,024 at December 31, 2001	0	125
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at September 30, 2002 and 0 at December 31, 2001	12	0
Additional paid-in capital	18,978,014	11,539,611
Accumulated deficit	(22,506,818)	(18,549,892)

Total stockholders' deficit	(3,524,340)	(7,009,373)

Total liabilities and stockholders' deficit	$3,174,410	$3,993,495

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Months and
Nine Months Ended September 30, 2002 and September 30, 2001

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,676,706	$3,811,001	$10,513,325	$12,480,677
Cost of sales	2,010,508	2,105,558	5,846,014	6,636,887

Gross profit	1,666,198	1,705,443	4,667,311	5,843,790

Costs and expenses:
Selling, general and administrative expenses	2,104,769	2,432,645	6,345,464	7,609,216
Depreciation and amortization	20,843	24,514	65,928	72,004

Total operating costs and expenses	2,125,612	2,457,159	6,411,392	7,681,220

Operating loss	(459,414)	(751,716)	(1,744,081)	(1,837,430)
Other expense:
Interest expense	24,894	138,666	87,469	438,948
Other expense (income)	(4,550)	(415)	(25,683)	(6,736)

Loss before provision for income taxes	(479,758)	(889,967)	(1,805,867)	(2,269,642)
Provision for income taxes	800	800	800	800

Net loss	$(480,558)	$(890,767)	$(1,806,667)	$(2,270,442)

Less:
Preferred Stock Dividends	(52,445)	0	(150,259)	0
Deemed Dividend	0	0	(2,000,000)	0

Net Loss Attributable to Common Shareholders	$(533,003)	$(890,767)	$(3,956,926)	$(2,270,442)

Basic and Diluted Loss per share	$(0.01)	$(0.11)	$(0.09)	$(0.30)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	44,236,333	7,823,639	43,824,158	7,537,540

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Nine Months
Ended September 30, 2002 and September 30, 2001

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Cash flows from operating activities:
Net loss	$(1,806,667)	$(2,270,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,928	72,004
Provision for bad debt expense	13,024	227,251
Provision for excess and obsolete inventories	(273,796)	90,647
Expense for stock options, warrants and convertible debt	28,332	28,332
Changes in assets and liabilities:
Accounts receivable	1,211,329	813,361
Inventories	421,391	667,915
Prepaid expenses and other current assets	174,070	(176,585)
Other assets	(23,831)	20,586
Accounts payable and accrued expenses	(799,924)	97,153

Net cash used in operating activities:	(990,144)	(429,778)
Cash flows from investing activities:
Purchase of property and equipment	(7,289)	(136,717)

Net cash used in investing activities:	(7,289)	(136,717)
Cash flows from financing activities:
Net borrowings under line of credit	(532,195)	(198,468)
Proceeds from issuance of debt to related parties	—	586,589
Payments of long-term debt	(21,529)	(24,274)
Proceeds from issuance of equity	2,312,898	—

Net cash provided by financing activities:	1,759,174	363,847
Net increase (decrease) in cash and cash equivalents	761,741	(202,648)
Cash and cash equivalents, beginning of period	55,388	202,648

Cash and cash equivalents, end of period	$817,129	$0

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$88,806	$141,526
Taxes	$800	$800
Non-cash financing activities:
Conversion of notes payable and accrued interest to related party into common stock	$5,366,131	$152,400
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$125	—
Deemed dividend related to redeemable convertible preferred stock	$2,000,000	—
Preferred stock dividend accrued	150,259	—
Issuance of non-voting common stock in connection with Private Equity Transaction	$47,500	—

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

        The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained in this report includes all adjustments necessary for a fair presentation of the results of operations for the periods presented. All such adjustments are of a normal recurring nature. These financial statements do not include all disclosures associated with the Company's audited financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and, accordingly, should be read in conjunction with those statements. The financial data at December 31, 2001 are derived from those audited financial statements.

        2.    Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 2002 and December 31, 2001 consisted of the following:

	September 30, 2002	December 31, 2001
Raw Materials	$240,299	$195,351
Finished Goods	874,747	1,341,086

Subtotal	1,115,046	1,536,437
Less: Reserve for Excess and Obsolete Inventories	(84,122)	(357,918)

	$1,030,924	$1,178,519

        3.    The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of September 30, 2002 are as follows:

Year	Amount
2002 (September-December)	$106,049
2003	434,021
2004	414,309
2005	427,624
2006	283,056

Total	$1,665,059

        4.    Credit Agreement with Majority Shareholder—In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings and Botanicals, LLC ("Health Holdings"), the majority stockholder of the Company. The Credit Agreement allowed for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. During the year ended December 31, 2001, Health Holdings agreed to convert interest earned from October 1,

2000 to September 30, 2001 of $342,406 to the outstanding principal amount as a payment-in-kind, resulting in a balance at December 31, 2001 of $4,496,193. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common Stock all of the Company's Credit Agreement debt due to Health Holdings, plus accrued interest of $67,013 for a total debt conversion of $4,563,206.

        5.    Loan Agreement with Majority Shareholder and Other Investors—In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allowed for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis. The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company's Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company's Common Stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company's Common Stock for the ten trading days prior to the date of receipt of notice of conversion. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company's Common Stock based on the then fair market value of $0.32. As of December 31, 2001, the Company had borrowed $993,790 under this facility. Of this amount, $741,445 was debt owed to Health Holdings. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common Stock all of the Company's Loan Agreement debt due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. On August 8, 2002, one investor (a member of the Board of Directors) converted his total debt of $50,000 which was due September 11, 2002 plus accrued interest of $427 into Common Stock, receiving a total of 720,392 shares of the Company's Common Stock based on the then fair market value of $0.07. As of September 30, 2002, the Company had borrowed $202,345 under this facility which is owed to an independent investor.

        6.    Line of Credit—On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") that allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined in the agreement. As more fully described in Note 7, Private Equity Transaction, on December 20, 2001, the terms of the Credit and Security Agreement were modified to include a waiver of the enforcement of existing defaults as of December 20, 2001, an increase in the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, an increase in the floating rate to the prime rate plus 2% and extension of the maturity date to December 31, 2003. Borrowings under the Credit and Security Agreement, which totaled $1,396,814 at September 30, 2002, are collateralized by substantially all assets of the Company. At September 30, 2002, the prime rate was 4.75% and the interest charge under the Credit and Security Agreement was 6.75%. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios be met. On September 19, 2002, the Company and Wells Fargo amended certain terms of the Credit and Security Agreement. These amendments include easing the minimum net income and minimum book net worth covenants, requiring that the Company maintain certain minimum levels of cash and reducing the borrowing availability under the line of credit. The Company also obtained a waiver from Wells Fargo for the noncompliance at June 30, 2002.

        7.    Private Equity Transaction—On January 2, 2002, the Company privately sold 13,540,723 shares of Series B Convertible Preferred Stock (the "Shares") for $2 million, and warrants to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock at an aggregate exercise price of $3.5 million (the "Warrants"), for $500,000. The Shares and the Warrants were purchased by Westgate Equity Partners, L.P. ("Westgate"). The Series B Convertible Preferred Stock bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. On the seventh anniversary of its issuance, the Series B Convertible Preferred Stock will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of Directors of the Company will be elected exclusively by the holders of the Series B Convertible Preferred Stock voting as a separate class.

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

        As part of this transaction, the Company entered into a Management Services Agreement under which certain principals of Westgate or its affiliates will provide management and consulting services to the Company and amended and extended the employment agreement with the Company's CEO. Also, on December 20, 2001 as part of this transaction and effective on its completion, Wells Fargo agreed to modify the terms of its Credit and Security Agreement with the Company, to include waiving the enforcement of existing defaults, increasing the credit available to the Company to a maximum of $4,500,000, increasing the floating rate of interest to the prime rate plus 2% and extending the maturity date to December 31, 2003, as more fully described under Footnote 6.

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

        Operating segment data for the three and nine months ended September 30, 2002 and September 30, 2001 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended September 30, 2002
Sales	$1,779,650	$1,897,056	$3,676,706
Cost of Sales	949,385	1,061,123	2,010,508

Gross Profit	$830,265	$835,933	$1,666,198

Nine months ended September 30, 2002
Sales	$5,549,660	$4,963,665	$10,513,325
Cost of Sales	3,012,323	2,833,691	5,846,014

Gross Profit	$2,537,338	$2,129,972	$4,667,311

Three months ended September 30, 2001
Sales	$1,922,521	$1,888,480	$3,811,001
Cost of Sales	1,132,598	972,960	2,105,558

Gross Profit	$789,923	$915,520	$1,705,443

Nine months ended September 30, 2001
Sales	$6,228,356	$6,252,321	$12,480,677
Cost of Sales	3,442,478	3,194,409	6,636,887

Gross Profit	$2,785,878	$3,057,912	$5,843,790

        During the three and nine months ended September 30, 2002 and 2001, the Company had sales to three customers in excess of 10% of the Company's total net sales as shown in the table below.

	Major Customer Table
	Customer One		Customer Two		Customer Three
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Three months ended September 30, 2002	$476,700	13.0%	$562,500	15.3%	$605,100	16.5%
Nine month ended September 30, 2002	1,710,200	16.3%	1,751,300	16.7%	1,784,800	17.0%
Three months ended September 30, 2001	695,600	18.3%	498,300	13.1%	683,600	17.9%
Nine months ended September 30, 2001	$1,949,000	15.6%	$1,643,200	13.2%	$1,991,300	16.0%

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties, and actual results could differ from those described herein. Future results are subject to numerous factors, many of which are beyond the control of the Company. Such risk factors include, without limitation, the risks set forth below under "Risk Factors." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

        All comparisons below are for the three and nine month periods ended September 30, 2002 compared to the three and nine month periods ended September 30, 2001.

General

        The Company is a branded natural products marketing company focused on high growth, innovative products designed to nourish the health and well-being of consumers. The Company concentrates on the rapidly expanding soy food market which reached sales of almost $2.5 billion in 2000 and is expected to grow 15% to 20% per year reaching $5 to $6 billion by 2005 according to Soyatech market research dated February 2001. The Company has purposely avoided the vitamin category which has been flat and the herbal category which has experienced 15% to 25% declines per year since the late nineties. The Company's products include Naturade Total Soy, a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink products and bars, Naturade Soy protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company's products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway and Albertson's), mass merchants (e.g., Kmart and Target), club stores (e.g., Sam's Clubs, Costco and BJ's), drug stores (e.g., CVS, Eckerd and Rite-Aid), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores. Major trends occurring in the quarter ended September 30, 2002 included:

  1)
  Continued expansion of Naturade Total Soy distribution, which accounted for 58% of sales in the quarter;

  2)
  Initial distribution to the third largest club customer in the country;

  3)
  Decline in sales of some key mass market customers and health food distributors due to the continuing US economic softness since September 2001 as explained herein and a certain customer financial impairment; and

  4)
  Continued use of the proceeds from the raising of $2.5 million for operating purposes.

        On January 2, 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate for a total of $2.5 million, (ii) issued 36 million shares of Common Stock in exchange for the cancellation of $5.3 million of outstanding debt and 1.3 million shares of outstanding Series A Convertible Preferred Stock and (iii) amended its bank credit facility. The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment) and bears dividends at the rate of 10% per annum. The Warrants entitle the holder to purchase for $3.5 million additional shares of Series B Convertible Preferred Stock convertible into 33.6 million shares of Common Stock (subject to adjustment). The net proceeds from the investment are being used by Naturade for working capital and general corporate purposes. For a more complete description of this transaction, see Note 7—Private Equity Transaction.

Results of Operations

  Net Sales

        Total net sales for the quarter ended September 30, 2002 decreased $134,295, or 3.5%, to $3,676,706 from $3,811,001 for the same period of 2001 primarily as a result of (i) decline in sales to a main health food distributor and (ii) loss of distribution to a key mass market customer who has approved new distribution effective January 2003 partially offset by (iii) initial distribution to the third largest Club customer in the country. Total net sales for the first nine months of 2002 decreased $1,967,352, or 16%, to $10,513,325 from $12,480,677 for the same period of 2001 primarily as a result of (i) non-repeatable new distribution in 2001 as the Company completed it's sell-in of Naturade Total Soy to all major mass market customers and (ii) continued softness in the health food market.

        Mass Market Net Sales.    For the quarter ended September 30, 2002, mass market net sales increased $8,576, or .5%, to $1,897,056 from $1,888,480 for the same period in 2001 primarily as a result of initial distribution to the third largest Club customer in the country which offset the loss of distribution to another key mass market customer who has approved new distribution effective January 2003.

        The following table illustrates mass market net sales for the three and nine month periods ended September 30, 2002 compared to the three and nine month periods ended September 30, 2001:

Mass Market Net Sales
(dollars in thousand's)

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
	2001	2002	$	%	2001	2002	$	%
New Distribution	153.6	262.1	108.5	70.6	1,282.2	328.1	(954.1)	(74.4)
Channel Shift	186.4	0	(186.4)	(100)	568.2	123.1	(445.1)	(78.3)
Turn Business	1,548.5	1,635.0	86.5	5.6	4,402.0	4,512.5	110.5	2.5

Total	1,888.5	1,897.1	8.6	.5	6,252.4	4,963.7	(1,288.7)	(20.6)

        The slight increase in the core turn business is due to continued strong sales to Sam's Clubs and the conversion of 2001 distribution into 2002 repeat business. These sales gains were partially offset by a decline in Drug Store segment sales, soft K-Mart sales due to that company's bankruptcy restructuring efforts, and a 50% reduction in international sales (classified as mass market). For the quarter ended September 30, 2002, mass market turn business net sales increased $86,500, or 5.6%, to $1,635,000 from $1,548,500 for the same period of 2001. Distribution channel shift results from certain mass market customers switching their buying patterns from purchasing through health food distributors (classified as health food sales) to direct purchases (classified as mass market sales). The decline in distribution channel shift sales is due to the fact that most mass market customers who had formally purchased through health food distributors have completed the transition to direct purchasing.

        Health Food Net Sales.    For the quarter ended September 30, 2002, health food net sales decreased $142,871, or 7%, to $1,779,650 from $1,922,521 for the same period of 2001. This decrease was a result of softness in the one of the Company's main health food distributors partially offset by new product introductions. By factoring in the channel shift from the health food distributors to direct mass market purchases as shown in the above table (albeit reduced from a year earlier) and the lost sales in the third quarter due to the Company's decision to discontinue these products, a slightly improved picture emerges. By incorporating these mitigating factors, core health food net sales are down 5% for the quarter ended September 30, 2002, compared to the same period of 2001.

        On a percent of net sales basis, the breakdown of sales between the mass market and health food channels for the quarter ended September 30, 2002 slightly emphasized the mass market channel when compared to the same period of 2001 with 52% of net sales from mass market and 48% from health food. For the first nine months of 2002 health food sales represented 53% of total sales, with mass market sales at 47%.

        For the quarter ended September 30, 2002, the top 40 customers accounted for $3,306,100 or 90% of net sales, comprised of 22 health food customers contributing $1,683,200 or 45.8% of net sales, 17 mass market customers contributing $1,605,700 or 43.7% of net sales, and one international customer contributing $17,200 or 0.5% of net sales. For the quarter ended September 30, 2002, the Company continued its reliance on NTS products, with twenty powder products contributing $1,726,100 or 46.9% of net sales. During the quarter, the Company continued selling NTS bars in select accounts, which contributed $53,400 or 1.5% and NTS ready-to-drink products with $339,600 or 9.2% of net sales. Overall, the top 25 products represented $2,671,000 or 72.7% of sales, with thirteen NTS products contributing $1,818,500 or 49.5% of sales, nine protein powders contributing $682,400 or 18.6% of sales, and three Aloe Vera and other products representing $170,100 or 4.6% of sales.

  Gross Profit

        Gross profit as a percentage of net sales for the quarter ended September 30, 2002 increased 0.5% to 45.3% of sales from 44.8% for the same period of 2001. The increase was due to an additional reserve for slow moving inventory recorded in 2001 that was not repeated in 2002 partially offset by new product label set-up costs incurred in 2002. Since these costs are charged against cost of sales, the lower 2002 charges effectively increased gross profit for the quarter ended September 30, 2002.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the quarter ended September 30, 2002 decreased $327,876 to $2,104,769 or 57.2% of net sales from $2,432,645 or 63.8% of net sales for the same period of 2001. This decrease is primarily due to a $197,443 decrease in brand expenses, a $52,662 decrease in general and administrative costs and a $30,679 decrease in warehouse operations which consist of personnel and supplies. As a percent of sales, brand expenses were 19.2% and 24.1%, respectively, for the quarter ended September 30, 2002 and the same period of 2001. The decrease in brand expenses is due to decreases in trade promotions of $121,103 and consumer promotions of $80,075, partially offset by a $7,449 increase in public relations. The decrease in trade and consumer promotions is due to the Company's efforts to align mass promotional costs more directly with proven sales opportunities. The decrease in general and administrative costs is due to a reduction in Board of Directors expenses and consulting costs.

  Interest Expense

        Interest expense for the quarter ended September 30, 2002 decreased $113,772 compared to the same period of 2001 due to the conversion of $5.3 million of Health Holdings convertible debt in January 2002 into 35,989,855 shares of Common Stock of the Company as part of the Private Equity Transaction, which reduced overall interest costs. See Note 7 to the Financial Statements.

Liquidity and Capital Resources

        The Company used cash of $990,144 in operating activities in the nine months ended September 30, 2002 compared to $429,778 for operating activities for the nine months ended September 30, 2001. This increase in cash used in operating activities is primarily due to the Company's operating losses and reduction in accounts payable partially offset by improved accounts receivable collections for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

        The Company's working capital increased from a deficit of $1,864,116 at December 31, 2001 to a deficit of $1,390,625 at September 30, 2002. This increase was largely due to the investment of $2.5 million from the Private Equity Transaction, which offset the Company's operating losses for the nine months ended September 30, 2002.

        Cash used in investment activities during the quarter ended September 30, 2002 was $7,289 compared to cash used in investing activities during the same period of 2001 of $136,717.

        The Company's cash provided by financing activities was $1,759,174 for the nine months ended September 30, 2002 compared to cash provided by financing activities of $363,847 for the nine months ended September 30, 2001. The September 30, 2002 amount was the result of the $2.5 million from the Private Equity Transaction, the conversion into equity of the Health Holdings Credit Agreement and Loan Agreement debt, the conversion into equity of an individual investor's Loan Agreement debt and a decrease in borrowings under the Credit and Security Agreement. See Notes 4, 5 and 7 to the Financial Statements.

        As of September 30, 2002, the Company was in compliance with the minimum net income and minimum book net worth covenants of the Credit and Security Agreement with Wells Fargo as amended. Borrowings under the Credit and Security Agreement are collateralized by substantially all assets of the Company. For a description of the Credit and Security Agreement, see Note 6 to the Financial Statements.

        The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2002, the Company has an accumulated deficit of $22,506,818, a negative working capital of $1,390,625 a stockholders' capital deficiency of $3,524,340 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations during the next twelve months, provided that Wells Fargo does not exercise its right to terminate, or demand immediate payment of all amounts outstanding under the Credit and Security Agreement. However, the Company may seek to raise additional funds through the sale of public or private equity or debt financings or from other sources. In addition, the Company is identifying compatible companies for strategic alliances and strategic investments. No assurance can be given that additional financing or that strategic alliances will be available in the future or that, if available, such financing or strategic alliances will be obtainable on terms acceptable to the Company or its stockholders.

        The Company's liquidity requirements arise from the need to provide working capital principally for inventory and accounts receivable. The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank and other credit facilities, sales of private equity, borrowings from principal shareholders and issuance of long-term debt.

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

        The following summarizes the Company's contractual obligations at September 30, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$1,673,612	$1,628,238	$45,374	$0	$0
Capital Lease Obligations	$0
Operating Leases	$1,665,059	$106,049	$1,275,954	$283,056	$0
Unconditional Purchase Obligations	$0
Other Long-Term Obligations	$0				3,959,863
Total Contractual Cash Obligations	$3,338,671	$1,734,287	$1,321,328	$283,056	$3,959,863

(1)
On January 2, 2009, the Company will be obligated to repurchase 13,540,723 shares of Series B Convertible Preferred Stock, if the shares have not been previously redeemed at the option of the Company or converted into Common Stock at the option of the holder, for the original purchase price of $2,000,000 plus any unpaid dividends. Dividends on the Series B Convertible Preferred Stock accrue at an annual rate of 10%, compounded semi-annually, and accumulate if unpaid. The Company will pay the repurchase price only to the extent funds are legally available. The Delaware General Corporation Law prohibits such payments if they result in the impairment of the capital of a corporation.

Critical Accounting Policies and Use of Estimates

        The Company's significant accounting policies are described in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which has been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its financial statements.

        Revenue Recognition. Sales are recognized upon shipment and passage of title. The Company accrues for estimated returns at the time of sale. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

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

Recently Issued Statements of Financial Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of future restructuring costs as well as the amount recognized.

        In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which required gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company has not yet determined what impact the adoption of FAS 145 will have on its operations and financial position.

        In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company adopted this Statement as of January 1, 2002 and it had no material impact on its financial statements.

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

  There is substantial doubt as to the Company's ability to continue as a going concern, and the Company will incur further losses

        Naturade's independent accountants have qualified their opinion on the Company's financial statements, expressing substantial doubt concerning the Company's ability to continue as a going concern. At September 30, 2002, the Company had an accumulated deficit of $22,506,818, a negative working capital of $1,390,625 and stockholders' capital deficiency of $3,524,340. The Company anticipates that it will incur net losses for the immediate future and will need access to additional financing for working capital and to expand its business. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002 and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain waivers or modifications of the Credit and Security Agreement, if needed. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade's Common Stock could lose their entire investment.

  The Company depends on continued business from its key customers

        The Company's three largest customers together account for 45% of sales revenue in the quarter ended September 30, 2002. Two health food distributors accounted for 28.3% of total sales in the quarter and one mass market customer, Sam's Club and Wal*Mart, represented approximately 16.5% of total sales in the quarter. The loss of such customers could have a material adverse effect on the Company's results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

  The Company depends on current and ongoing financing

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

  Future Sales of Equity Securities Could Dilute the Company's Common Stock

        The Company may seek to obtain new financing from various sources, including the sale of its securities. Future sales of Common Stock or securities convertible into Common Stock at or below recent market prices could result in further dilution of the Common Stock. In addition, the conversion of the 13.5 million shares of Series B Convertible Preferred Stock originally sold to Westgate Equity Partners, L.P. ("Westgate"), for $2 million, together with conversion of the 33,641,548 shares of Series B Convertible Preferred Stock issuable on exercise of warrants held by Westgate, which have an exercise price of approximately $0.104 per share (and, including the original cost of the warrant, a total consideration of approximately $0.119 per share), would also result in substantial dilution of the Common Stock. The perceived risk of dilution may cause some of the Company's stockholders to sell their shares, which could further reduce the market price of the Common Stock.

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

  Intellectual Property Protection

        The Company's success depends in part on its ability to preserve its trade secrets and know-how, and operate without infringing on the property rights of third parties. The Company does not have any patents, and as a result another company could replicate one or more of Naturade's products. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a U.S. federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the U. S. The Company intends to register its trademarks in certain foreign jurisdictions where the Company's products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the U.S.

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

        The Company's long-term debt primarily consists of a $4.5 million line of credit originally entered into on January 27, 2000 and amended on December 20, 2001 and a $202,345 Loan Agreement with an investor, after giving affect to the Health Holdings debt-to equity conversion on January 2, 2002 as part of the Private Equity Transaction as described more fully in Note 7 to the Financial Statements and the individual investor debt-to-equity conversion on August 8, 2002 as described more fully in Note 5 to the Financial Statements. The $4 million Credit Agreement with the majority shareholder of the Company was converted into equity on January 2, 2002 as part of the Private Equity Transaction. The line of credit bears interest at prime rate plus 2%. The Loan Agreement bears interest at 8% per annum with due dates of August 31, 2003 for the remaining balance. However, given the fixed interest rate on the Loan Agreement, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or on the Company's results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company's results of operations. For the quarter ended September 30, 2002, the interest expense on the line of credit was $19,100. If the interest rate on the line of credit for the quarter ended September 30, 2002 had increased by one percent to prime rate plus 3%, this would have resulted in the interest expense being $21,930 for the quarter.

ITEM 4. Controls and Procedures

        Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

        Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART II. Other Information

ITEM 1. Legal Proceedings

        From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company's insurance coverage.

ITEM 2. Changes in Securities and Use of Proceeds

        NONE

ITEM 3. Defaults upon Senior Securities

        NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders held on August 8, 2002, the following proposals were adopted by the margins indicated:

  1.
  To elect a Board of Directors to hold office until their successors are elected and qualified:

	Number of Shares
	For	Against	Abstain
Lionel P. Boissiere, Jr.	42,511,172	0	676,406
William B. Doyle, Jr.	42,511,172	0	676,406
Bill D. Stewart	42,511,395	0	676,183
David Weil	42,511,395	0	676,183

  2.
  To ratify the appointment of BDO Seidman, LLP as the Company's independent certified public accountants for the year ended December 31, 2002:

For	42,520,549
Against	480
Abstain	666,549

ITEM 5. Other Information

        NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.35:	Amendment No. 5 to Credit and Security Agreement between the Company and Wells Fargo Business Credit, dated September 19, 2002.
	Exhibit 99.1:	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K: NONE

S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.

NATURADE, INC. (Registrant)
DATE: November 14, 2002	By:	/s/ BILL D. STEWART Bill D. Stewart Chief Executive Officer
DATE: November 14, 2002	By:	/s/ LAWRENCE J. BATINA Lawrence J. Batina Chief Financial Officer

CERTIFICATION

I, Bill D. Stewart, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Naturade, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ BILL D. STEWART Bill D. Stewart Chief Executive Officer

CERTIFICATION

I, Lawrence J. Batina, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Naturade, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ LAWRENCE J. BATINA Lawrence J. Batina Chief Financial Officer

QuickLinks

FORM 10-Q QUARTERLY REPORT Quarter Ended September 30, 2002 TABLE OF CONTENTS
NATURADE, INC. Balance Sheets As of September 30, 2002 and December 31, 2001
NATURADE, INC Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and September 30, 2001
NATURADE, INC Statements of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001
NATURADE, INC. Notes to Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
  PART II. Other Information
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
S I G N A T U R E S
CERTIFICATION
CERTIFICATION