Form 10-K
period 2002-12-31
NATURADE INC
filed 2003-04-16
CIK 797167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File Number: 33-7106-A

NATURADE, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2442709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14370 Myford Road, Irvine, CA	92606
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (714) 573-4800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of June 28, 2002, 43,813,494 shares of the registrant’s Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates as of that date was $170,527 based on the average of the bid and asked price on that date.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Forward Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise.  Statements contained herein that are not historical facts are forward-looking statements.  In addition, when used herein, the words “anticipates,” “expects,” “intends,” “plans,” variations thereof and similar expressions are intended to identify forward-looking statements.  All such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report on Form 10-K, particularly in “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the “Notes to Financials Statements” describe certain factors that could contribute to or cause such differences, including, but not limited to, unanticipated developments in any one or more of the following areas: the fact that our accountants have expressed doubt about our ability to continue as a going concern, our expectation of further losses, our dependence on key customers, our need for additional financing and access to borrowing, possible interruptions in our business resulting from the U.S. Government’s response to terrorism, government regulations that could affect our products, labeling or promotion, the pace of technological change, our dependence on third-party manufacturers, competition, our dependence on key personnel, variability of quarterly results, product liability exposure, our ability to identify suitable strategic partners, risks associated with the mass market, reduced sales in the dietary supplement industry, the effect of adverse publicity, our ability to protect our intellectual property, the rate of consumer acceptance of new product introductions, stock price volatility, the effect of closely controlled stock and other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statement contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

NATURADE®, NATURADE TOTAL SOY®, THE DELICIOUS WAY TO GIVE HEART DISEASE THE SHAKE™ THE DELICIOUS CHOLESTEROL FIGHTER!®, NATURADE 100% SOY™, NATURADE 100% WHEY™, NATURADE VEG™, NATURADE SOY-FREE VEG™, NATURADE MILK & EGG™, NATURADE N-R-G™, NATURADE ORGANIC SOY™, ALOE VERA 80®, POWER SHAKE®, QUICK FIZZ™, RIBOTEIN™, and EXPEC® are trademarks or service marks of Naturade, Inc..

PART I

Item 1. Business

General

Naturade, Inc. (the “Company” or “Naturade”) was originally founded in 1926. The Company is a leading marketer of scientifically supported natural products formulated to improve the health and well-being of consumers and sold to supermarkets, mass merchandisers, club stores and drug stores (collectively, the “mass market”), health food stores and natural food supermarkets (collectively, the “health food market”) and the military. The Company’s products are generally marketed under the trademarks Naturade®, Naturade Total Soy® and Aloe Vera 80® and are found in over 15,000 retail stores throughout the United States. The Company also markets its products aggressively in the health food market and mass market in Canada and selectively in other international markets.

Naturade has long held the leading market share of soy protein booster powders sold through health food distributors. In 2000, Naturade also became the number one brand of soy protein powders sold in the mass market.  In 2002, Naturade continues to build its lead as the leading brand name in soy protein powders for all trade classes combined. Naturade Total Soy®, its leading meal replacement brand, was built on the Company’s strong knowledge of soy protein and the significant sales and marketing expertise in consumer packaged goods of the Naturade management team.

The Company’s Aloe Vera 80® brand is widely distributed in virtually all of the over 5,000 independent retailers serviced by Naturade’s U.S. health food distributors. Aloe Vera 80® is the only complete line of hair, skin and personal care to use aloe vera gel in place of water as the main ingredient. In addition, the Company markets all-natural lines of aloe vera gel concentrate drinks, sports nutrition powders, cough/cold products, laxatives/digestive aids and effervescent supplements.

Naturade has long sought to distinguish itself by bringing new products to market, having pioneered the soy protein powder category in 1950 and the aloe vera personal care category in 1980. The Company attributes its inital success in attaining its number one share of natural soy protein powders in the mass market to its entrepreneurial response to the 1999 FDA announcement of a heart disease health claim for soy protein and its ability to quickly develop and launch Naturade Total Soy® as a new brand with 16 different stock keeping units (“SKUs”), including ready-to-drink shakes, bars and shake mix powders.  In 2002, the Company undertook a major initiative to build its market leadership by offering an improved, better tasting powder formula and repositioning the product for use in weight loss as well as for reduced risk of heart disease.

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

After the completion of the Private Equity Transaction, Westgate asserted that the Company’s representations and warranties concerning the Company’s capitalization in the Purchase Agreement were inaccurate in that they omitted to disclose the fact that certain outstanding promissory notes of the Company in an amount of $252,345 (the “Convertible Notes”) were convertible into shares of the Common Stock of the Company at the market price of the Common Stock on the date of conversion.  Convertible Notes in the amount of $50,000 have been converted into 720,392 shares of Common Stock to date, and $202,345 in Convertible Notes remain outstanding and were convertible into 3,372,417 shares as of April 14, 2003.

The Company and Westgate have agreed to resolve this dispute by adjusting the conversion formula for the Series B Convertible preferred Stock.  In addition, Westgate and health Holdings have agreed that (i) the Company may issue additional options to purchase up to 1,250,000 shares of Common Stock to employees in accordance with the Naturade, Inc. 1998 Incentive Stock Option Plan, and (ii) Health Holdings will grant to Westgate a proxy to vote 1.041 shares of Common Stock owned by Health Holdings for each share of Common Stock issued on exercise of the new options.  For a description of this settlement, see “Item 1. Business-Private Equity Transaction.”

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and Botanicals, LLC, a principal stockholder of the Company, and David A. Weil, a director and stockholder (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000.  All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”).  The advances under the Loan Agreement will be used for the Company for working capital and general corporate purposes.  For a more complete description of this transaction, see “Item 1.  Business – Loan Agreement.”  In consideration of the extension of credit under the Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit and Security Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate.  For a description of the amended bank credit facility, see “Item 7.  Management’s Discussion and analysis of Financial Condition and Results of Operations — Liquidity.”

History and Recent Developments

Until 1999, the Company focused on sales in health food stores and natural supermarkets. In March 1998, a new investor group, Health Holdings and Botanicals, LLC (“Health Holdings”), recruited Bill Stewart, a veteran consumer products leader, as Chief Executive Officer to re-invent Naturade as a multi-channel company that could compete effectively in both the health food market and the mass market. Under his direction, the Company embarked on an ambitious restructuring program, which generated over $8 million in operating losses and charges related to legal settlements and restructuring in 1998 and 1999, but which was intended to build a solid platform for future growth. In 1999, Naturade entered the mass market with the introduction of its first line of meal replacement products, Naturade Total Soy®.

In October 1999, the U.S. Food and Drug Administration (“FDA”) authorized a heart health claim for soy protein that allows qualifying products to claim on their label that: “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” Naturade began shipping products that prominently featured this claim on the first day allowed by the FDA and believes that it has materially benefited from the FDA decision through increased shelf distribution and increased consumer trials. Naturade currently markets 34 different SKUs featuring this claim, including its largest brand, Naturade Total Soy®.

Business Strategy

The mission of the Company is to market innovative natural products that nourish and improve the health and well-being of consumers. Naturade focuses on building consumer brands that can be marketed in both the mass market and the health food market and for which there is strong scientific support of efficacy. Naturade’s management is committed to profitable growth through the following business strategies.

Maintain focus on Naturade Total Soy®

Continued growth of the Naturade Total Soy® brand through communication of both our new weight loss strategy and our core “reduce heart disease” message is the key focus of our strategy. The Company believes significant growth potential exists in the meal replacement category with over fifty clinical studies demonstrating that soy protein reduces cholesterol, while consumer awareness of this important benefit remains well below 50%. The FDA, the American Heart Association and the Mayo Clinic all support daily intake of 25 grams of soy protein as part of a diet low in saturated fat and cholesterol.  Naturade is the only company exploiting the weight loss benefits of soy protein in the meal replacement category in retail stores.  More than ten human clinical studies demonstrate weight management benefits for soy protein as part of a reduced calorie diet including improved satiety (greater feeling of fullness), increased lean muscle mass and protection against oxidative stress (a particular concern to people involved in athletic performance).

Excel in relationships with consumers and retailers

The Company has used its expertise in consumer packaged goods to build a strong relationship with its retail customers. Naturade complements its broad sales and marketing efforts with programs focused on direct-to-consumer communication to generate trial, cross-promote products and build brand loyalty.

Pursue innovation through science-based new products

Naturade continues to emphasize new products as a long-term growth strategy.  These include further exploitation of soy protein’s demonstrated ability to lower cholesterol, support weight loss, reduce bone loss, reduce hot flashes and enhance performance, in addition to future products based on other promising health benefits verified by scientific investigations. The Company’s marketing and research and development departments spearhead new product developments, overseeing product formulation, testing and sample production runs carried out by the Company’s third party manufacturers.

Focus promotional spending to improve profitability by account

Account by account profit and loss budgets are maintained to improve the efficiency of promotional spending.  Spending plans are tied to each account’s potential and promotional programs are then developed that will optimize sales growth while limiting Naturade’s brand expense.  In 2002, this effort led to a $775,000 reduction in brand expense versus 2001.  New distribution is pursued selectively where initial investment in start-up costs has a strong expectation of delivering a near-term payback.  Similarly, management has elected to exit accounts where minimum profit standards cannot be met.  As a result, Naturade is selling to a consolidated U.S. account base of approximately 15,000 stores compared to approximately 33,000 in 2001. Expansion into the Canadian market with a streamlined offering of best selling products is being pursued with the same targeted spending strategy.

Identify and solicit strategic partners for growth

External growth will be a new focus for the Company, making use of the resources of Westgate and Health Holdings, our major investors, to help identify beneficial strategic alliances. Although, we are not currently negotiating any such alliances, the effort to identify additional funding in support of internal growth is ongoing.

Brands and Product Lines

Approximately 55% of Naturade’s net sales in 2002 were derived from meal replacement products, while 20% of net sales were generated by Naturade’s protein powders, and 12% by sales of aloe vera based products, with private label and other products accounting for 13% of net sales. Finally, the emphasis on powders and soy protein in particular is reflected in the fact that 68% of Naturade’s 2002 net sales came from powder products, of which 83% of such sales are soy protein based.

Naturade is the number one brand in the overall soy protein powder category with an estimated market share of 37%.  In the mass market, Information Resources, Inc. (“IRI”) reports that Naturade has a 24.5% market share of the soy protein powder category (including Slim Fast) for the 52 weeks ended December 29, 2002.  IRI reported a 3.9% dollar sales increase for Naturade for this period and a 1.2% share increase.  Given the new weight loss positioning for Naturade Total Soy®, Naturade is now including Slim Fast in its competitive comparison.  Naturade’s IRI share for the 52-week period ending December 29, 2002, excluding Slim Fast, was 33.1% as compared to 37.7% for the 52 weeks ended December, 2001.  The IRI data understates the overall market in which Naturade competes since it does not include sales by major Naturade customers, such as Sam’s Club, Costco, BJ’s Wholesale, Wal*mart and health food stores, which carry Naturade Total Soy® but do not report to IRI.

Meal replacements

Naturade Total Soy® is the largest Naturade brand and is distributed in virtually all of the retail outlets serviced by Naturade or its distributors. Naturade Total Soy® offers a full line of nutritionally complete meal replacements designed to help consumers “reduce cholesterol and manage your weight.” As “the delicious cholesterol fighter!®” these products help consumers get 25 grams of soy protein daily by offering a variety of good-tasting products with high concentrations of soy protein. These products include four shake mix powder products (original powder, Naturade Total Soy® Calcium 1000™, Naturade Total Soy PLUS™ and Naturade Total Soy™ Menopause Relief™, two soy protein bar flavors and two ready-to-drink flavors. Naturade’s other meal replacement brands include: Naturade Organic Soy™, the only widely distributed meal replacement powder made with certified organic ingredients, and two soy protein based nutritional supplement products positioned as energy enhancers, Ribo-tein™ and new Power Shake®.

Protein booster and sports nutrition powders

First introduced in 1950, Naturade’s protein boosters are high protein powders with little or no carbohydrate, which allow consumers to add protein to drinks and foods they already prepare at home.  In recent years, the appeal of these products has broadened to include low carbohydrate dieters.  Naturade markets three brands of protein boosters in which soy protein is the primary ingredient, including Naturade 100% Soy™, Naturade Veg™ and Naturade N-R-G™. In addition, the Company offers a broad selection of protein booster powders based on alternate protein sources, including Naturade 100% Whey™, Naturade Soy-Free Veg™ and Naturade Milk & Egg™. Naturade also offers a complete line of all-natural sports nutrition products.

Aloe vera-based products

The Company seeks to distinguish itself from its competitors by offering a wider range of aloe vera products incuding Aloe Vera 80® products for hair care, facial care, hand and body care and bath and cleansing care, as well as an aloe drink line, Naturade concentrated aloe gel drink dietary supplements. These lines are sold almost exclusively in independent health food stores and natural supermarkets.. Naturade Stomach Formula is a best seller in the aloe drinks category through health food distributors and the leading item in the Naturade aloe vera gel drink line. Unlike most competitive juice products, Naturade aloe gel drinks are concentrated, with higher levels of active solids per serving (less water). The line also includes new Naturade Joint Formula with Glucosamine, Naturade Energy Formula and Naturade Detox Formula. The Aloe Vera 80® brand is the only broad aloe vera-based line of personal care products available in retail stores in which every item in the line uses aloe vera gel in place of water as the main ingredient.

Other products and private label

The Company offers additional all-natural brands and product lines including laxatives, digestive aids and cough/cold products and a new line of effervescent supplements, Quick Fizz™.  These are distributed almost exclusively through independent health food stores and natural supermarkets. In addition, the Company provides private label products to a limited number of customers.

Industry and Competition

Naturade has sought to position itself for long-term growth by designing products that address specific conditions where strong scientific evidence of tangible health benefits has created marketing opportunities. There are also a number of demographic trends that support the Company’s belief that the current growth for the categories in which it competes will be long-lived, including the following:

•                                          The aging of the US population

•                                          The needs and tastes of 76.1 million “baby boomers”

•                                          The higher disposable income among older consumers

•                                          The trend towards healthier, more active lifestyles

•                                          The increasing popularity of preventative/alternative medicines and therapies

•                                          The increasing number and credibility of scientific studies and clinical trials supporting the efficacy of non-drug health products

•              The highly favorable regulatory environment for functional foods and dietary supplements

There can, however, be no assurance that these trends will result in greater sales revenue for the Company.

Naturade competes in the overall category for natural, nutritional supplement and functional food products. Nutrition Business Journal (“NBJ”), a San Diego-based research publication that specializes in this industry, estimates that in 2001 sales for the overall “supplement” category was $17.6 billion.  Naturade primarily competes in the $9.9 billion dollar segment defined by NBJ as Sports Nutrition and Weight Loss, that is broken down as follows:

	Sales
	(In billions)
Sports and Energy Drinks	$2.9	(Includes Gatorade and AllSport)
Weight Loss Meal Supplements	2.0	(Includes Naturade Total Soy® and Slim Fast powders and ready-to-drink)
Weight Loss Pills	1.9	(Includes Metabolife and Xenadrine)
Sports Powders	1.5	(Includes Naturade protein booster/ sports powders)
Nutrition Bars	1.4	(Includes Naturade Total Soy® bars)
Sports Pills and Hardcore Beverages	0.2	(Includes hormone precursors)
	$9.9

The overall industry has matured since the passage of the Dietary Supplement Health and Education Act (“DSHEA”) in 1994, but has experienced significant weakness over the last four years. For example, sales in the vitamin category have been flat, while sales in the herbal category have experienced double-digit declines since 1998, following several years of dramatic growth. While these trends are not expected to change significantly in the near-term, the Company believes significant opportunities remain within the overall market. Among the most promising market segments have been soy protein products, joint health products and products for women’s health. Naturade has products in each of these areas.

The primary segment in which Naturade competes is the market for soy protein meal replacements and protein boosters in the mass market and the health food market.  Two brands are major competitors in the mass powder segment, Slim Fast® from Unilever, Inc. and Genisoy® form MLO products, Inc.  Naturade holds the leading share in the mass market for soy protein powders after including volume from Sam’s Club, Costco, BJ’s Wholesale and Wal*Mart.  Many other companies have entered the category in the last three years but hold only small market shares (less than 7%), including: Health Source (Abbott Labs), Twinlab, Amerifit, Kashi, Balance, EAS, Natrol, Rexall Sundown, Schiff (Weider) and Country Life (Hain). Naturade does not purchase syndicated data for other categories or for this category in the health food market.  Naturade also competes with Genisoy® and Kashi in the health food segment where the Company believes that it holds the leading share.  Naturade also competes indirectly with Spiru-tein®, a brand from Nature’s Plus, Inc., in health food stores.  Unlike Naturade, Spiru-tein® does not emphasize soy protein content in marketing its products and positions them as energy boosters rather than products for weight loss or cholesterol reduction, like Naturade Total Soy®.  Spiru-tein® holds a substantial lead over Naturade’s entries in the energy category, Power Shake® and Ribo-tein™.

While no other personal care brand offers a complete aloe-vera-based line like Aloe Vera 80®, several competitors vie for the natural product consumer’s attention in health food stores, including: Jason, Kiss My Face, Avalon, Rachel Perry and Nature’s Gate. Other brands offering aloe gel concentrate drinks include Nature’s Gate and Lily of the Desert.

Sales, Marketing and Distribution

In fiscal 2002, the breakdown of Naturade sales by channel was 47.4% to the mass market, 51.1% to the health food market and 1.5% in international channels. Naturade’s products are sold to both the health food market and the mass market using a sales management team augmented by independent brokers. Health food sales are primarily through distributors, while most mass market sales are direct to retailers. Naturade sales and distribution in Canada is handled through a single distributor. The Company’s major customers by class of trade include:

Major Customers by Trade Class

Supermarkets	Kroger, Albertson’s, Safeway, Fred Meyer
Mass Merchandisers/ Drug Stores	Wal*Mart, Kmart, American Drug
Club Stores	Sam’s Club, Costco, BJ’s Wholesale
Natural Supermarkets/ Health Food Stores	Whole Foods, Wild Oats, The Vitamin Shoppe
Health Food Distributors	Tree of Life, United Natural Foods, Nature’s Best

Naturade’s direct sales force supervises broker sales organizations in the health food market and mass market. While headquarters sales calls are primarily the responsibility of Naturade’s sales management, follow-up calls and retail activity are carried out by over 60 health food broker personnel and an additional 50 mass market broker personnel. Naturade maintains brokerage agreements with its health food and mass market brokers throughout the U. S. These agreements have a term of one year and may be terminated on 30 days prior written notice by either party. In addition, these agreements grant the brokers exclusive territories to represent Naturade and receive commissions on sales generated in these territories. Brokers do not take title to the Company’s products.

Naturade sells its products in the health food market through a network of 20 key distributors and approximately 15 smaller distributors, who together service approximately 5,000 retail health food stores and natural supermarkets in the United States. These distributors take title to the Company’s products, combining these products with other companies’ products to serve the health food stores in their geographic area. Eight of these key distributors are divisions of United Natural Foods, Inc. (UNFI), a national health food distributor, whose aggregate purchases during fiscal 2002 represented approximately 16% of the Company’s total sales. Seven other distributors are divisions of Tree of Life, Inc, another national health food distributor, whose aggregate purchases during 2002 represented approximately 17% of the Company’s total sales. Often the Company’s direct sales force along with brokers will solicit business from health food stores who then pull the Company’s products from these distributors. While each of these national health food distributors are corporate legal entities, their divisions independently make purchasing decisions on the Company’s products and are separately invoiced by the Company. Accordingly, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company treats these divisions as separate customers for purposes of determining the top 40 customers.

The mass market products are sold directly to mass market retailers or their designated distributors. One mass market customer, Wal*Mart-Sam’s Clubs, represented approximately 18% of the Company total sales in 2002. While Wal*Mart and Sam’s Clubs are part of a single corporate legal entity, they are independent operations, have separate buying departments and are separately invoiced by the Company. Thus, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company treats them as separate customers for purposes of determining the top 40 customers.

The loss of any one of these customers could have a material adverse effect on the Company.

Third-Party Manufacturers

Since the Company outsourced its production of its products in 1999, the Company has become significantly dependent on third-party manufacturers. The decision to outsource was based upon the Company’s desire to concentrate its financial resources on product development, sales, marketing and distribution. Naturade currently contracts with third-party manufacturers who specialize in powder, liquid, tablet/capsule, bar and over-the counter pharmaceutical (“OTC”) production. Naturade selects its third-party manufacturers based upon several criteria, including quality, capacity, location and cost. Under the direction of the Company’s new product development team, these third-party manufacturers create product formulations and develop sample production runs of prototype products. Naturade requires that every batch of product received from a third-party manufacturer be accompanied by a certificate of analysis that indicates tested levels of key microbiological measures.

Raw Material Supplies

Due to outsourcing of production, Naturade has eliminated most of its raw material inventory which, at December 31, 2002, approximated $224,000. This amount includes bottles, labels, corrugated boxes and shippers. The Company believes that the raw materials used by its third-party manufacturers are readily available from multiple supply sources.  The Company has not experienced significant delays due to supply problems.

Quality Control

The Company has established quality control standards for its third-party manufacturers, including lists of approved raw material suppliers, agreed upon production batch sizes, microbiological and other contaminant testing criteria, utilization of industry-specific independent laboratories for sample analysis and a formal incubation period for finished products, among other requirements. In addition, the Company has on retainer a former FDA examiner to inspect third-party manufacturing production facilities and to draft new quality control procedures to adhere to evolving FDA guidelines.

Seasonal Fluctuations

As the Naturade Total Soy® brand has emphasized weight loss in connection with its meal replacement products, sales have become somewhat more seasonal, affected by higher December and first quarter demand due to intense consumer interest in dieting and healthy lifestyle following the holiday season, with a softening of sales in the beginning of the fourth quarter.  Because individual products have seasonal variations, as the Company’s product mix changes, the Company may experience more seasonality in the future. In addition, international sales tend to fluctuate depending upon economic conditions, seasonal patterns and cultural differences within each country.

Trademarks, Copyrights and Other Intellectual Property

Naturade maintains registrations on 18 trademarks with the United States Patent and Trademark Office, in addition to a California registration on one trademark. Naturade also maintains trademark registrations for a variety of marks in approximately eleven foreign countries. In addition, Naturade holds other intellectual property rights. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks.  The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. It will evaluate and pursue potential infringements on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elects not to pursue them, the value of its trademarks could be substantially weakened.

Private Equity Transaction

During fiscal 2001, the Company spent significant time seeking additional financing to support its working capital requirements and general corporate purposes. On January 2, 2002, the Company sold to Westgate Equity Partners, L.P. (“Westgate”) 13.5 million shares (the “Shares”) of Series B Convertible Preferred Stock (the “Preferred Stock”) for $2 million and warrants (the “Warrants”) to purchase an additional 33.6 million shares of Series B Convertible Preferred Stock for $500,000 with an aggregate exercise price of $3.5 million (the “Private Equity Transaction”) pursuant to the terms of a Securities Purchase Agreement dated as of December 20, 2001 (the “Purchase Agreement”).

After the completion of the Private Equity Transaction, Westgate asserted that the Company’s representations and warranties concerning the Company’s capitalization in the Purchase Agreement were inaccurate in that they omitted to disclose the fact that certain outstanding promissory notes of the Company in an amount of $252,345 (the “Convertible Notes”) were convertible into shares of the Common Stock of the Company at the market price of the Common Stock on the date of conversion.  Convertible Notes in the amount of $50,000 have been converted into 720,392 shares of Common Stock to date, and $202,345 in Convertible notes remain outstanding and were convertible into 3,372,417 shares as of April 14, 2003.

The Company and Westgate have agreed to resolve this dispute by entering into a Consent and Mutual Release, dated as of April 14, 2003 (the “Consent and Release”).  The Consent and Release provides for an adjustment to the conversion formula for the Series B Convertible Preferred Stock.  If the Company issues, or is obligated to issue, more than 537,242 shares of Common Stock when the Convertible Notes are converted, the number of shares of Common Stock issuable on conversion of the Series B Convertible Preferred Stock will increase.  The adjustment is intended to provide that if Westgate exercises all of its Warrants, the Common Stock issued on conversion of the Series B Convertible Preferred Stock will increase by 1.041 shares for each share of Common Stock issued or issuable on conversion of the Convertible Notes in excess of 537,242.  The adjustment in the conversion price is to be accomplished by an amendment to the Certificate of Designation of the Series B Convertible Preferred Stock.  In addition, the Company intends to amend the Certificate of Incorporation to increase the authorized Common Stock from 100 million to 150 million shares to provide sufficient shares for any conversion of the Series B Convertible Preferred Stock and for general corporate purposes.

The Consent and Release also provides that Westgate consents to the issuance by the Company of new incentive options to purchase up to 1,250,000 shares of Common Stock.  Under the Purchase Agreement, the Company cannot issue additional shares of voting Common Stock without the consent of Westgate.  Westgate has consented to the issuance of options to purchase up to 1,250,000 shares of Common Stock, to be granted to employees in accordance with the Naturade, Inc. 1998 Incentive Stock Option Plan.  In consideration of this consent, Health Holdings granted to Westgate an irrevocable proxy (the “Proxy”) giving Westgate the power to vote 1.041 shares of Common Stock owned by Health Holdings for each share of Common Stock issued on exercise of the new options.   The Proxy is exercisable only if Westgate exercises all of its Warrants.

This summary of the Consent and Release is qualified in its entirety by reference to the full text of the Consent and Release, a copy of which is attached as Exhibit 10.37 to this Report, and to the Proxy, a copy of which is attached  as Exhibit 10.39.

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

The Company may redeem the Series B Convertible Preferred Stock at any time prior to December 31, 2004 if the Company receives a bona fide offer from a third party to invest equity capital in the Company and the holders of the Series B Convertible Preferred Stock do not make a Qualified Counter Offer. A “Qualified Counter Offer” is a written offer for an equity investment in the Company that will yield gross proceeds in excess of the third party’s offer (but need not exceed $3,500,000), and which either (A) is accomplished through the exercise of some or all of the Warrants, or (B) will provide capital on the same or better terms as the third party offer.

As part of the Private Equity Transaction, Health Holdings & Botanicals, L.L.C. (“Health Holdings”), a majority shareholder, converted all of the Company’s outstanding debt to Health Holdings in an amount of approximately $5.3 million, and surrendered all of Health Holdings’ Series A Convertible Preferred Stock, comprising approximately 1.3 million shares, for cancellation without conversion, in exchange for 36 million shares of Naturade’s Common Stock.

If Westgate exercises the Warrants in full, Westgate would hold a total of 47.1 million shares of Convertible Preferred Stock, which would be convertible into the same number of shares of Common Stock (subject to adjustment to prevent dilution), or 51% of Naturade’s outstanding Common Stock on a fully diluted basis. Furthermore, Naturade has agreed not to issue additional voting securities without Westgate’s consent, except on the exercise of outstanding options to purchase Common Stock. Naturade also entered into a Management Services Agreement, under which certain principals of Westgate will provide management and consulting services to the Company.

On December 20, 2001, Wells Fargo Business Credit, Inc. (“Wells Fargo”) agreed to modify the terms of its Credit and Security Agreement with Naturade, to among other things, waive the enforcement of existing defaults, increase the credit available to the Company to a maximum of $4,500,000, increase the floating interest rate to the prime rate plus 2% and extend the maturity date to December 31, 2003, provided Westgate completed the Private Equity Transaction.

The net proceeds of these transactions have been used by Naturade for working capital and general corporate purposes. The terms of the sale of the securities, the conversion of indebtedness owed to Health Holdings, the surrender of Health Holdings’ Series A Convertible Preferred Stock and the amendment of the Company’s bank credit facility are more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2002.

The Company has entered into a loan agreement, dated April 14, 2003 (the “Loan Agreement”), whereby a group currently comprised of Health Holdings and David A. Weil (the “Lender Group”), may lend up to $750,000 to the Company.  The funds will be used for working capital and general corporate purposes.  An initial advance of $450,000 will be made and additional advances, if any, will be at the sole discretion of the Lender Group.  The loans will be evidenced by secured promissory notes issued to the Lender Group, which will be secured by a lien on all of the assets of the Company.  The notes will bear interest at an annual rate of 15%, payable quarterly, with a rate of 17% on interest payments that are not made on time.  Principal and any unpaid interest will be due and payable on December 31, 2004.  The notes are not convertible into equity securities.

The obligations of the Company under the Loan Agreement and the related lien are subordinated to the interest of Wells Fargo Business Credit, Inc. (“Wells Fargo”) under the Credit and Security Agreement between the Company and Wells Fargo dated as of February 27, 2000 (as amended) (the “Credit Agreement”).  Wells Fargo consented to the Company’s entering into the Loan Agreement, and in consideration of the extension of credit by the Lender Group agreed to waive all defaults of the Company under the Credit Agreement as of December 31, 2002 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate.  For a description of the amended bank credit facility, see “Item 7.  Management’s Discussion and analysis of Financial Condition and Results of Operations — Liquidity.”

The Loan Agreement does not have any financial covenants, but events of default include (i) the failure to pay interest or principal when due, (ii) the Company’s bankruptcy, receivership or general inability to pay its debts when due, (iii) the Company’s default on any other obligation (other than to Wells Fargo) and the expiration of any cure period, and (iv) the acceleration of the Company’s indebtedness to any other party, if not waived, rescinded or reversed within 30 days.  Any of these events of default will give the Lender Group the right to accelerate the notes and declare them immediately payable in full.

Health Holdings & Botanicals, LLC is a principal stockholder of the Company and two of its affiliates serve on the board of directors.  David A. Weil also serves on the board of directors.  The Loan Agreement provides that additional persons may be added in the future to participate as lenders.

The Company was required to obtain the consent of Westgate, as holder of the Series B Convertible Preferred Stock., to the Loan Agreement.  In consideration of the extension of credit by the Lender Group, Westgate agreed to waive the accrual of preferential dividends on the Series B Convertible Preferred Stock during 2003.  The preferential dividends forgone by Westgate are computed at 10%, compounding semi-annually on an original purchase price of $2,000,000.

Financial Information About Industry Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Commencing in January 1999, the Company’s reportable operating segments include health food and mass market distribution channels. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. The financial information for the Company is presented in the financial statements accompanying this report.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force (“EITF”) issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”).  Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales.  The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations.  Upon the adoption of EITF 01-9, prior periods amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $454,552 in 2001 and $129,056 in 2000.  In addition, the Company reclassified coupon and rebate redemptions from selling, general and administrative expenses to net sales of $55,265 in 2001 and $39,256 in 2000.  New store openings, was reclassified to cost of goods sold of $125,198 in 2001 and $44,775 in 2000.

The Company had achieved sales growth in the mass market in fiscal 2001, 2000 and 1999. However, in 2002 the Company had net sales of $14,416,351, representing a $2,224,758 or 13.4% decrease from 2001. During 2002, mass market (including international) net sales decreased $1,306,828, or 15.6%, to $7,050,218 from $8,357,046 for 2001. For 2002, health food net sales decreased $917,930 or 11.1%, to $7,366,133 from $8,284,063 for 2001. The mass market segment (including international) represented 48.9% of sales with health food representing 51.1% of sales.

For 2001, the Company had net sales of $16,641,109, representing a 7.3% increase over fiscal 2000. During 2001, mass market (including international) net sales increased $2,796,872, or 47.7%, to $8,357,046 from $5,860,174 for 2000. For 2001, health food net sales decreased $1,658,945, or 16.7%, to $8,284,063 from $9,943,008 for 2000. Due to this mass market growth, mass market (including international) represented 50.2% of sales with health food representing 49.8% of sales.

For 2000, the Company had net sales of $15,503,182, representing a 29.8% increase over 1999. During 2000, mass market (including international) net sales increased $3,701,639 or 199%, to $5,560,174 from $1,858,535 for 1999. For 2000, health food net sales decreased $145,159, or 1.4%, to $9,943,008 from $10,088,167 for 1999. As a percent of total sales, mass market (including international) represented 35.9%, whereas health food represented 64.1% of total sales.

Sales for 2002 in the United States are broken down by geographic regions as follows:

%

Northeast Region	20.2

Southeast Region	15.2

Southwest Region	8.3

Mid-West Region	16.1

Rocky Mountain Region	9.4

California and Hawaii	19.5

Northwest Region	11.3

100

Regulatory Matters

The Company’s products are subject to regulation by numerous governmental agencies, principally the U.S. Food and Drug Administration (the “FDA”). The Company’s products are also subject to regulation by the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Advertising of the Company’s products is subject to regulation by the U.S. Federal Trade Commission. The Company’s products are also regulated by various state and local agencies as well as each foreign country in which the Company distributes its products.

Many Naturade products, including Naturade Total Soy® and protein powders, are food products that are not subject to regulation by the FDA’s drug regulations or the DSHEA of 1994. These food products are regulated under the general FDA food regulations and may use “structure/function” claims or health claims under appropriate circumstances, but unlike dietary supplements, are not required to carry a disclaimer regarding an FDA evaluation or disease. Effective October 26, 1999, the FDA approved a health claim for soy protein allowing the following product label claim:

“25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.”

To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. The Company is currently shipping products that carry this heart disease claim under the brand names of Naturade Total Soy®, Naturade 100% Soy™, Naturade Veg™, Naturade N-R-G™, Naturade Organic Soy™, Ribo-tein™ and Power Shake®.

Beginning in 2002, the FDA implemented a new regulation requiring non-prescription, over-the-counter (“OTC”) drugs to include a “Drug Facts” box on the label. This regulation was designed to make OTC drug labels easier to read. This regulation has now been implemented on all of Naturade’s OTC products where required including Herbal Expectorant, Sugar-Free Herbal Expectorant, Children’s Herbal Expectorant and Herbal Laxative.

The USDA implemented new labeling regulations on all organic products beginning in November 2002.  Naturade revised the labels on all applicable products containing organic ingredients to comply with these new regulations.

The Company’s products currently comply with the latest regulations in product labeling, including food (Nutritional Labeling Education Act of 1991 or NLEA), dietary supplement (DSHEA), over-the-counter drug (OTC Monographs) and cosmetic packaging guidelines. The Company retains control of all labels in-house and manages label development and usage as an element of quality assurance. In addition, all formula specifications are developed under the direction of Naturade’s management.

Backlog

Naturade typically does not carry significant backlog orders and generally maintains a sufficient supply of its products to meet customer demands. The Company’s policy is to ship product within seven days of the order being placed.

Product Research and Development

The Company devotes substantial resources to new product development and reformulation. The Company initiates new product development efforts with third-party manufacturers who create product formulations, test and develop sample production runs of prototype products. Due to industry practice, these costs are often absorbed by the third-party manufacturers who then negotiate with the Company on final lot sizes and production costs. Consequently, the Company’s direct expenses in this area do not reflect the full cost of product research and development.

Naturade’s direct product research and development expenses were $181,985,  $196,456 and $251,717 in the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

New products introduced in 2002 include Power Shake™ protein supplement and Quick Fizz™ Joint Ease and Stomach Soother effervescent supplements.

Power Shake™ was developed to address the growing opportunity in the energy category.  Power Shake is a soy-protein-based powder that provides at least 100% of the daily value for 15 vitamins and minerals and contains a blend of herbal and green food ingredients intended to support increased energy.

The Company developed Quick Fizz™ to make use of a technology that facilitates the incorporation of nutraceutical-based ingredients into a “flake” base, allowing for easy dispersion when mixed with water.  Quick Fizz™ Stomach Soother includes aloe vera powder and fructooligosaccharides (FOS), which help relieve temporary stomach upset and occasional heartburn.  Each packet of Quick Fizz™ Joint Ease contains the recommended 1,500 mg dose of glucosamine to help support normal joint health.  Both Quick Fizz™ products contain sodium bicarbonate, which provides effervescent action when added to water.

Naturade Total Soy® original shake mix powder, the Company’s leading brand, was repositioned in 2002 to improve taste and reduce cost, while the label was redesigned to add a new focus on weight loss in addition to the long standing benefit of cholesterol reduction. This project was undertaken in response to information received from consumer surveys, as well as from a competitive analysis, which showed that Naturade Total Soy® was priced significantly higher than competitive products in the meal replacement category.

Employees

As of December 31, 2002, Naturade employed 30 people, including two in administration, eleven in sales and marketing, three in product development, eight in finance, accounting and information technology and six in warehouse and distribution. The Company considers its relations with its employees to be good.

Risk Factors

The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein. This Annual Report on Form 10-K contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Future losses and ability to continue as a going concern

Naturade’s independent accountants have qualified their opinion on the Company’s financial statements, expressing substantial doubt concerning the Company’s ability to continue as a going concern. At December 31, 2002, the Company had an accumulated deficit of $20,937,224, net working capital deficit of $1,429,771 and a stockholders’ capital deficiency of $1,945,301. The Company anticipates that it will incur a net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. Moreover, as of December 31, 2002, the Company was in default of the minimum book net worth and minimum net income covenants in the Credit and Security Agreement with its principal lender and only recently received a written waiver of such default. Without a waiver of any future defaults that may occur, or a modification of the Credit and Security Agreement, the lender could terminate the agreement and demand immediate payment of the full amount of indebtedness. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002, the Loan Agreement entered into on April 14, 2003 under which the Company can borrow, subject to certain conditions, $450,000 and can borrow up to an additional $300,000 at the discretion of the lenders and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment. Based on this situation, the Company’s independent accountants qualified their opinion on the Company’s December 31, 2002 financial statements to by including an explanatory paragraph in which they expressed substantial doubt about the Company’ ability to continue as a going concern.

Dependence on current and ongoing financing

The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of December 31, 2002, the Company was not in compliance with the minimum net worth and minimum net income covenant of the Credit and Security Agreement with its principal lender. Subsequently, the Company obtained a written waiver of such default.  See “Item 7. Management’s Discussion and Analysis of Financing Condition and Results of Operations—Liquidity and Capital Resources” and Note 4 to the Financial Statements. Starting in 2000, the Company embarked on a strategy to rollout the Naturade Total Soy® product line to the mass market, which requires a high level of marketing expenditures. Although the Company obtained $2.5 million as part of the Private Equity Transaction on January 2, 2002, and entered into the Loan Agreement as of April 14, 2003 under which the Company can borrow $450,000 and can borrow up to an additional $300,000 at the discretion of the lenders, the Company may not have adequate financial resources to fund this strategy. Further, no assurance can be given that the Company will have access to additional funds or, if funds can be obtained, that the terms on which they can be obtained will be satisfactory. In such event, the Company’s business and results of operations, and its ability to continue as a going concern, will be materially adversely affected.

Future Sales of Equity Securities Could Dilute the Company’s Common Stock

The Company may seek to obtain new financing from various sources, including the sale of its securities. Future sales of Common Stock or securities convertible into Common Stock at or below recent market prices could result in dilution of the Common Stock. In addition, the conversion of the 13.5 million shares of Series B Convertible Preferred Stock originally sold to Westgate Equity Partners, L.P. (“Westgate”), for $2 million, together with conversion of the 35,989,555 shares of Series B Convertible Preferred Stock issuable on exercise of warrants held by Westgate, which have an exercise price of approximately $0.104 per share (and, including the original cost of the warrant, a total consideration of approximately $0.119 per share), has resulted in dilution of the Common Stock. The perceived risk of dilution may cause some of the Company’s stockholders to sell their shares, which could further reduce the market price of the Common Stock.

Naturade may face interruption of production and services due to increased security measures in response to terrorism

Naturade’s business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorist activities and threats aimed at the U.S., transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of the terrorist activities and potential activities. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S.

economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact the Company’s results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow its business.

Impact of government regulation

The Company’s operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, including the FDA and FTC. See “Government Regulation.” Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company’s products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

As a result of the Company’s efforts to comply with changes in applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. The Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company’s business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for our products. Any of or all of such requirements could hurt sales of our products or increase our costs, resulting in material harm to the Company’s results of operations and financial condition. See “Government Regulation.”

Technological changes

The Company currently is engaged in developing nutraceuticals, which are characterized by extensive and costly research efforts and rapid technological progress and change. New process developments are expected to continue at a rapid pace in both industry and academia. The Company’s future success will depend on its ability to develop and commercialize its existing product candidates and to develop new products. There can be no assurance that the Company will successfully complete the development of any of its existing product candidates or that any of its future products will be commercially viable or achieve market acceptance. In addition, research and development and discoveries by others could render some or all of the Company’s programs or potential product candidates uncompetitive or obsolete.

Dependence on continued business from the Company’s key customers

The Company’s three largest customers together account for 51% of sales revenue. One mass market customer, Wal*Mart and Sam’s Club, represented approximately 18% of Naturade’s total sales in 2002, and two health food distributors accounted for 33% of total sales in 2002. The loss of such customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

Dependence on third-party manufacturers

The use of contract manufacturers and the resulting loss of direct control over production could result in the Company’s failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of contract manufacturing services are available, the loss of one or more contract manufacturers could have a material adverse effect on the Company’s results of operations until an alternative source is located and has commenced producing the Company’s products.

Although the Company requires that its contract manufacturers comply with FDA manufacturing guidelines, Naturade cannot assure that these third-party companies will always act in accordance to these regulations. If the manufacturing facilities used by the Company’s third-party manufacturers did not meet those standards, the production of the Company’s products could be delayed until the necessary modifications are made to comply with those standards or alternate manufacturers are located. Furthermore, the potential exists for circumstances to arise which would require Naturade to seek out alternate manufacturers who operate in compliance with the FDA’s requirements.

Competition

The market for nutraceutical products is highly competitive. Many of the Company’s competitors have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than the Company. The Company’s competitors may succeed in developing products that are more effective or less costly than any products that may be developed by the Company.

Dependence on qualified personnel

The Company’s success is dependent upon its ability to attract and retain qualified sales, marketing, scientific and executive management personnel. To commercialize its products and product candidates, the Company must maintain and expand its personnel, particularly in the areas of product sales and marketing. The Company faces intense competition for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Moreover, managing the integration of such new personnel could pose significant risks to the Company’s development and progress and increase its operating expenses.

Variability of quarterly results

The Company has experienced, and expects to continue to experience, variations in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include the timing of the Company’s introduction of new product lines, the level of consumer acceptance of each product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the timing of trade shows, the product mix of customer orders, the timing of placement or cancellation of customer orders, the weather, transportation delays, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of the Company’s results of operations from period to period is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future performance.

Product liability exposure

Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company’s products and product candidates, and there can be no assurance that the Company will be able to avoid significant product liability exposure. The Company may be subject to various product liability claims, including, among others, that its products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. The Company currently maintains a general liability insurance policy and a product liability insurance policy. There can be no assurance that the Company will be able to maintain insurance in sufficient amounts to protect the Company against such liabilities at a reasonable cost. Any future product liability claim against the Company could result in the Company paying substantial damages, which may not be covered by insurance and may have a material adverse effect on the business and financial condition of the Company.

Naturade may not be able to identify suitable strategic partners to realize the Company’s growth strategy.

In addition to internal expansion of its existing business, Naturade has a strategy to expand its business externally by identifying compatible companies for strategic alliances and strategic investments in Naturade. Naturade may not succeed in identifying these potential strategic partners or may be unable to conclude agreements with them. If so, Naturade’s future growth may be limited, and it may be unable to achieve profitability.

Expanding the Company’s sales in the mass market has increased branding costs and resulted in less stable demand for the Company’s products.

Naturade, traditionally a marketer for the health food market, has recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant new costs and risks for Naturade.  Mass market sales require greater expenditures for branding.  While the Company reduced mass market brand expenses to $1,365,644 in 2002, for a reduction of 28.1% compared to 2001, mass market brand expenses were 20.0% of net sales as compared to health food brand expenses of $799,117 or only 10.8% of net sales.  Compared to sales in the health food market, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed Naturade’s short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to Naturade’s business.

The dietary supplement industry as a whole is experiencing a decline in sales.

Naturade’s business consists primarily of selling natural products and functional foods, including soy protein based products. While Naturade’s sales decreased in 2002, the soy foods category as a whole has recently experienced increased sales. Other categories of dietary supplements have experienced reduced sales in recent periods after several years of dramatic growth. In particular, revenues in both the herbal and health food store categories have significantly declined. There can be no assurance that this general consumer trend will not be experienced by Naturade’s product categories as well. Even if Naturade is successful in increasing sales within its market category, a decline in the overall market for natural products or functional foods could have a material adverse affect on Naturade’s business.

Effect of adverse publicity

The Company’s products are formulated with vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company and that scientific studies have suggested may involve health benefits. While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products. The Company is highly dependent upon consumers’ perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The Company could be adversely affected if any of the Company’s products, or any similar products distributed by other companies, should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of such products. The Company’s ability to attract and retain distributors could be adversely affected by negative publicity relating to it or to other direct sales organizations or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company or other direct sales organizations.

Intellectual Property Protection

Our success depends in part on our ability to preserve our trade secrets and know-how, and operate without infringing on the property rights of third parties. The Company does not have any patents, and as a result another company could replicate one or more of Naturade’s products. The Company’s policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a U.S. federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the U. S. The Company intends to register its trademarks in certain foreign jurisdictions where the Company’s products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the U.S.

Currently, the Company has 18 U.S. trademarks as well as a California registration of one trademark. The Company also maintains trademark registrations in approximately eleven foreign countries. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. It will evaluate and pursue potential infringement on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elects not to pursue them, the value of its trademarks could be substantially weakened. If the Company takes action to enforce its property rights, litigation may be necessary. Any such litigation could be very costly and could distract the Company’s personnel. Due to limited financial resources, Naturade may be unable to pursue some litigation matters. In matters it does pursue, Naturade can provide no assurance of a favorable outcome. An unfavorable outcome in any proceeding could have a material adverse effect on the Company’s business, financial condition and results of operations.

Introduction of new products

Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors to currently existing products, as well as new formulations or configurations, such as ready-to-drink products and bars. The Company experiences significant costs in formulating new products, designing packaging and merchandising. While the Company conducts extensive market research to determine consumer trends in both the mass market and health food market, there can be no assurance that the Company’s new products will be accepted by consumers and retailers. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

Stock Price

The market price of the Company’s Common Stock is likely to be volatile and could be subject to significant fluctuations in response to the factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of Common Stock and stock market price and volume fluctuations. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations may adversely affect the market price of the Company’s Common Stock.

Closely Controlled Stock

At March , 2003, Westgate Equity Partners, L.P. beneficially owned approximately 51.1% of the Company’s Common Stock, Health Holdings beneficially owned 44.5% of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 97.2% of the Company’s Common Stock. Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate Equity Partners, LLC and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

Item 2.  Properties

In December 1998, the Company signed a 7 1/2 year lease for a facility including new executive offices, sales and marketing offices and warehouse located in Irvine, California. This 50,000 square foot facility includes a 40,000 square foot finished goods warehouse area configured with a high-density steel rack and frame storage floor plan. This maximum cubic space utilization provides the Company with reasonably sufficient warehousing capacity for the term of the lease, specifically in light of the Company’s decision to outsource production, thereby eliminating the need for any manufacturing space. The rent expense related to this lease for fiscal year ended December 31, 2002 was $457,230. The lease agreement includes an approximate 9% rent increase after the second, fourth and sixth year of the lease period, with a 60-month extension after the initial lease term at the prevailing market rental rate. Detailed information relating to this lease is presented in the footnotes to the financial statements accompanying this report.

Item 3.  Legal Proceedings

From time to time, the Company is party to various other claims and litigation that arise in the ordinary course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material effect on the Company’s results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s Common Stock began trading on the over-the-counter securities market in the third quarter of 1991 under the symbol NRDC. The over-the-counter market quotations reflect interdealer bid prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The prices appearing below were obtained from the National Quotation Bureau.

Fiscal 2003	High	Low

1st Quarter.	$.07	$.06
2nd Quarter (through April 8, 2003)	$.07	$.06

Fiscal 2002	High	Low

1st Quarter	$.40	$.12
2nd Quarter	.12	.07
3rd Quarter	.10	.07
4th Quarter	.10	.06

Fiscal 2001	High	Low

1st Quarter	$.45	$.44
2nd Quarter	.50	.32
3rd Quarter	.60	.25
4th Quarter	.60	.25

On April 8, 2003, the last reported price for the Company’s Common Stock was $0.06. Shareholders are urged to obtain current market quotations for the Company’s Common Stock.

Holders

To the best knowledge of the Company, the number of registered record holders of Common Stock as of December 31, 2002, was

547. According to information obtained by the Company, approximately 700 additional shareholders hold the Company’s Common Stock in “street name.”

Dividends

The Company did not pay a cash dividend on its Common Stock during 2001 and 2002, and the Company does not anticipate paying any cash dividends in the foreseeable future. As of the date of this Annual Report on Form 10-K, the Company intends to follow a policy of retaining any future earnings to provide funds for the expansion of its business. The declaration and payment of cash dividends in the future will depend upon the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. The Company’s ability to pay dividends is limited by the provisions of Delaware law, by its Credit and Security Agreement with Wells Fargo Business Credit and under the Certificate of Designation of the Series B Convertible Preferred Stock.

Recent Sales of Unregistered Securities

Series B Convertible Preferred Stock and Warrants

On January 2, 2002, the Company sold 13,540,723 shares of Series B Convertible Preferred Stock (the “Shares”) for $2 million, and sold for $500,000 warrants (the “Warrants”) to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock. The Warrants have an aggregate exercise price of $3.5 million. This transaction is described more fully in “Item 1.  Business-Private Equity Transaction” and Note 5 to the Financial Statements.  The Company sold the Shares and Warrants directly, without the services of an underwriter, in a private placement made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. The purchaser was an accredited investor within the meaning of Regulation D. The Company received net proceeds of approximately $2,316,000 after expenses related to the placement.

Each share of Series B Convertible Preferred Stock is convertible into one share of Naturade’s Common Stock at the option of the holder plus an additional amount to adjust for issuances in connection with certain convertible notes (subject to adjustment to protect against dilution). The proceeds of the sale of the Shares and Warrants have been used for working capital and general corporate purposes.

Issuance of Common Stock on conversion of debt

On January 2, 2002, the Company issued 35,989,855 shares of Common Stock to Health Holdings, in consideration of the conversion by Health Holdings of all of the Company’s outstanding debt to Health Holdings, in an amount of approximately $5.3 million, and the surrender by Health Holdings of 1,250,024 shares of Naturade’s Series A Convertible Preferred Stock for cancellation without conversion.  The Company issued the shares of Common Stock directly, without the services of an underwriter, in a private placement made in reliance on Rule 506 of Regulation D under the Securities Act of 1933.  The purchaser was an accredited investor within the meaning of Regulation D.  The Company received no net proceeds from the issuance and sale of the Common Stock.

On August 31, 2002, the Company issued 720,392 shares of Common Stock to Wald Holdings, LLC, in consideration of the conversion by Wald Holdings, LLC of the Company’s outstanding debt to Wald Holdings, LLC, in the amount of $50,000. The Company issued the shares of Common Stock directly, without the services of an underwriter, in a private placement made in reliance on Rule 506 of Regulation D under the Securities Act of 1933. The purchaser was an accredited investor within the meaning of Regulation D. The Company received no net proceeds from the issuance and sale of the Common Stock.

Item 6. Selected Financial Data

The following tables summarize certain selected financial data for the periods presented and should be read in conjunction with the more detailed information and financial statements, including notes thereto, presented elsewhere herein.

STATEMENT OF OPERATIONS DATA

	Years Ended December 31							Three Months Ended December 31,	Year Ended September 30,
	2002		2001		2000		1999 (1)	1998	1998

Net sales	$14,416,351	100.0%	$16,641,109	100.0%	$15,503,182	100.0%	$11,946,702	$3,597,155	$13,506,972

Gross profit	6,258,744	43.4%	7,350,882	44.2%	7,157,279	46.2%	4,569,798	1,327,205	5,712,883

Selling, general and administrative expenses	8,069,382	56.0%	9,522,932	57.2%	8,626,072	55.6%	8,923,832	1,975,550	8,928,723

Other operating expenses	0	0.0%	0	0.0%	0	0.0%	2,844,344	0	0

Operating loss	(1,810,638)	0	(2,172,050)	0	(1,468,793)		(7,198,378)	(648,345)	(3,215,840)

Other loss	(85,180)	0	(549,172)	0	(661,499)		(2,497,635)	(298,328)	(858,525)

Loss before provision for income taxes	(1,895,818)	0	(2,721,222)	0	(2,130,292)		(9,696,013)	(946,673)	(4,074,365)

Provision for income tax	800	0.0%	5,931	0.0%	800	0.0%	800	0	35,450

Net loss	(1,896,618)	0	(2,727,153)	0	(2,131,092)		(9,696,813)	(946,673)	(4,109,815)

Basic and diluted net loss per share	$(0.05)		$(0.36)		$(0.30)		$(1.81)	$(0.18)	$(0.84)

Weighted average number of shares used in computation of basic and diluted net loss per share	44,000,000		7,600,000		7,000,000		5,346,000	5,227,000	4,874,000

(1)           Commencing January 1, 1999, the Company changed its fiscal year to end December 31.

BALANCE SHEET DATA

	As of December 31,					As of September 30,
	2002	2001	2000	1999	1998	1998

Cash and cash equivalents	$722,583	$55,388	$202,648	$1,056,240	$842,029	$1,975,513
Working capital (deficiency)	(1,429,771)	(1,864,116)	226,869	(649,929)	2,219,645	3,116,309
Total assets	4,222,224	3,993,495	5,389,819	5,102,950	8,523,589	9,548,470
Long term debt	37,735	5,507,382	5,049,770	3,778,528	1,964,324	2,011,523
Total stockholders equity (deficit)	$(3,659,587)	$(7,009,373)	$(4,472,397)	$(4,002,962)	$3,459,019	$4,328,192

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Naturade’s financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and the financial statements and related notes attached to this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Naturade’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1. Business—Risk Factors Affecting the Company” and elsewhere in this report.

General

The Company is a branded natural products marketing company focused on growth through innovative, scientifically supported products designed to nourish the health and well being of consumers. The Company concentrates on the rapidly expanding soy foods market which reached almost $2.5 billion in 2000 and is expected to grow 15% to 20% per year reaching $5 to $6 billion in 2005 according to Soyatech market research dated February 2001.  Within the broad soyfoods market, segments such as meal replacement drinks, soymilk and bars have outperformed other categories.  With many brands entering the market and reduced spending by Slim Fast®, the soy protein powder category flattened in 2002.  The Company’s products include Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders, ready-to-drink products and bars, Naturade® protein powders, Aloe Vera 80® health and beauty care products and other niche dietary supplements. The Company’s products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway, Albertson’s and Ahold), mass merchandisers (e.g., Wal*Mart, Kmart and Shopko), club stores (e.g., Sam’s Clubs, Costco and BJ’s Wholesale), drug stores (e.g., American Drug and Snyder Drug), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.

On January 2, 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate for a total of $2.5 million, (ii) issued 36 million shares of Common Stock in exchange for the cancellation of $5.3 million of outstanding debt and 1.3 million shares of outstanding Series A Convertible Preferred Stock and (iii) amended its bank credit facility. The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment) and bears dividends at the rate of 10% per annum. The Warrants entitle the holder to purchase for $3.5 million additional shares of Series B Convertible Preferred Stock convertible into 33.6 million shares of Common Stock (subject to adjustment). The net proceeds from the investment have been used by Naturade for working capital and general corporate purposes. For a more complete description of this transaction, see “Item 1. Business—Private Equity Transaction.”

After the completion of the Private Equity Transaction, Westgate asserted that the Company’s representations and warranties concerning the Company’s capitalization in the Purchase Agreement were inaccurate in that they omitted to disclose the fact that certain outstanding promissory notes of the Company in an amount of $252,345 (the “Convertible Notes”) were convertible into shares of the Common Stock of the Company at the market price of the Common Stock on the date of conversion.  Convertible Notes in the amount of $50,000 have been converted into 720,392 shares of Common Stock to date, and $202,345 in Convertible Notes remain outstanding and were convertible into 3,372,417 shares as of April 14, 2003.

The Company and Westgate have agreed to resolve this dispute by adjusting the conversion formula for the Series B Convertible preferred Stock.  In addition, Westgate and health Holdings have agreed that (i) the Company may issue additional options to purchase up to 1,250,000 shares of Common Stock to employees in accordance with the Naturade, Inc. 1998 Incentive Stock Option Plan, and (ii) Health Holdings will grant to Westgate a proxy to vote 1.041 shares of Common Stock owned by Health Holdings for each share of Common Stock issued on exercise of the new options.  For a description of this settlement, see “Item 1. Business-Private Equity Transactions.”

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and Botanicals, LLC, a principal shareholder of the Company, and certain other lenders (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000.  All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”).  The advances under the Loan Agreement will be used for the Company for working capital and general corporate purposes.  For a more complete description of this transaction, see “Item 1.  Business — Loan Agreement.”  In consideration of the extension of credit under the Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit and Security Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate.  For a description of the amended bank credit facility, see “Item 7.  Management’s Discussion and analysis of Financial Condition and Results of Operations — Liquidity.”

Critical Accounting Policies and Use of Estimates

The Company’s significant accounting policies are described in Note 1 of the Company’s Financial Statements for the year ended December 31, 2002, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its financial statements.

Revenue Recognition. Sales are recognized upon shipment and passage of title. The Company accrues for estimated returns at the time of sale. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition (“SAB 101”). SAB 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company’s financial condition or results of operations.

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

Major trends occurring in 2002 included:

1)                                      Continued double-digit growth in soy foods and meal replacement drinks with an absence of growth in the soyprotein powder category and in overall dietary supplements;

2)                                      Reduced sales of Naturade lines sold through health food stores due to the ongoing shift from health food stores towards the mass market as consumers opt for shopping convenience and lower pricing and mass retailers increasingly focus on natural products and natural store-within-a-store planagrams;

3)                                      Reduced annual sales of Naturade Total Soy®, which accounted for 53% of sales in fiscal 2002, as pipeline orders from new distribution ended in 2001 and the Company elected to drop unprofitable accounts;

4)                                      Strong fourth quarter growth of Naturade Total Soy® in club stores driven by the new weight loss positioning and improved formula and by initial second half distribution in a major warehouse club customer;

5)                                      Significant reduction in interest expense ($443,000) due to the Private Equity Transaction;

6)                                      Significant reduction in brand expenses ($775,252);

7)                                      Reduced net loss by $830,535; and

8)                                      Continued use of the proceeds of the Private Equity Transaction for working capital and operating purposes; and

9)                                      Exited accounts where minimum profit standards were not met, resulting in a reduction in the Company's account base from 33,000 stores to approximately 15,000 stores.

Results of Operations

Effective January 1, 2002, the Company adopted Emerging Issues Task Force (“EITF”) issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”).  Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales.  The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations.  Upon the adoption of EITF 01-9, prior periods amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $454,552 in 2001 and $129,056 in 2000.  In addition, the Company reclassified coupon and rebate redemptions from selling, general and administrative expenses to net sales of $55,265 in 2001 and $39,256 in 2000. New store openings were reclassified to cost of goods sold of $125,198 in 2001 and $44,775 in 2000.

2002 Compared to 2001

The year 2002 was plagued by a continuing stalled economy, much like the previous year. This overall softness was seen in both the health food market and mass market.  In fiscal 2002, the top 25 customers accounted for over $12.4 million or 75.5% of net sales and the top 25 SKUs accounted for 73.2% of net sales, up from 70.3% in 2001.

Net Sales—Net sales for 2002 decreased $2,224,758, or 13.4%, to $14,416,351 from $16,641,109 for 2001 reflecting the softness in the overall economies of the U.S. and Canada.  Domestic sales for 2002 decreased $2,096,502, or 12.9%, to $14,194,058 from $16,290,560 for 2001.  International sales for 2002 decreased $128,256, or 36.6%, to $222,293 from $350,549 for 2001

Mass Market net sales (excluding international) for 2002 decreased $1,178,572, or 14.7%, to $6,827,925 from $8,006,497 for 2001. This decrease was primarily a result of (i) the decrease in new distribution sales in 2002 as compared to 2001,  (ii) Kmart’s financial difficulties and the corresponding 45% reduction in sales to this account, and (iii) management’s decision to exit unprofitable accounts, all offset by a modest increase in turn business.

For 2002, the percentage of mass market net sales (excluding international) to the Company’s total net sales basis remained similar to the results seen in 2001. For 2002, mass market net sales represented 47.4% of total net sales, compared to 48.1% of net sales for 2001 and 32.8% of net sales for 2000.

The following table illustrates mass market net sales (excluding international) for 2002 and 2001:

Mass Market Net Sales

($ In thousands)

	Fiscal Year Ended December 31,		Change
	2002	2001	$	%

New Distribution	$508.0	$1,436.0	$(928.0)	(64.6)%
Channel Shift	108.8	684.4	(575.6)	(84.1)%
Turn Business	6,211.0	5,886.1	324.9	5.5%

Total	$6,827.8	$8,006.5	$(1,178.7)	(14.7)%

The growth in the turn business is indicative of the successful conversion of 2001 new distribution sales into repeat business and the greater brand awareness of the Company’s products.

For 2002, health food net sales decreased $917,930, or 11.1%, to $7,366,133 from $8,284,063 for 2001.

For 2002, the top 40 customers accounted for $13,857,300, or 96.1%, of net sales, with 22 health food customers contributing $7,155,200, or 49.6%, of net sales, 17 mass market customers contributing $6,603,600, or 45.8%, of net sales, and one international customer contributing $98,500, or 0.7%, of net sales.

For 2001, the top 40 customers accounted for $15,916,400, or 95.7%, of net sales, with 23 health food customers contributing $7,921,800, or 47.6%, of net sales, 16 mass market customers contributing $7,814,100, or 47.0%, of net sales, and one international customer contributing $180,500, or 1.1%, of net sales.

For 2000, the top 40 customers accounted for $14,413,300, or 92.9%, of net sales, with 24 health food customers contributing $8,980,500, or 57.9%, of net sales, 14 mass market customers contributing $5,120,200, or 33.0%, of net sales, and two international customers contributing $312,600, or 2.0%, of net sales.

For all three periods, the Company considers the eight UNFI divisions and the seven Tree of Life divisions as separate customers for purposes of this top 40 list, because of their ability to make independent purchasing decisions regarding the Company’s products once Naturade products have been approved at the corporate level. Also, although Wal*Mart and Sam’s Club are one corporate legal entity, they operate independently with separate buying departments and, thus, the Company considers them separate customers for purposes of this top 40 list. This analysis differs from that shown in “Item 1. Business—General” in which the divisions of these three entities are combined under their corporate parent to reflect three major customers.

For 2002, the top 40 products represented $12,129,900, or 84.1%, of net sales, with 17 Naturade Total Soy® products contributing $7,555,700, or 52.4%, of net sales, 13 protein powders contributing $3,015,600, or 20.9%, of net sales and ten aloe vera and other products representing $1,558,600, or 10.8%, of net sales.

For 2001, the top 40 products represented $13,507,000, or 81.2%, of net sales, with 18 Naturade Total Soy® products contributing $8,790,100, or 52.8%, of net sales, 13 protein powders contributing $3,238,900, or 19.5%, of net sales and nine aloe vera and other products representing $1,478,000, or 8.9%, of net sales.

For 2000, the top 40 products represented $11,410,100, or 73.6%, of net sales with eleven Naturade Total Soy® products contributing $5,678,600, or 36.6%, of net sales, 15 protein powders contributing $3,729,700, or 24.1%, of net sales and 14 aloe vera and other products representing $2,001,800, or 12.9%, of net sales.

Gross Margin—Gross profit as a percentage of sales for 2002 decreased slightly to 43.4% from 44.2% in 2001. This decline in gross profit percentage is primarily due to price increases from several key vendors offset slightly by gains made in the reformulation of several products.

Selling, General and Administrative Expenses—Selling, general and administrative expenses for the fiscal year ended December 31, 2002 decreased $1,453,550, or 15.3%, to $8,069,382, or 56.0% of net sales, from $9,522,932, or 57.2%, of net sales, for 2001. Approximately 53.3% of this decrease or $775,252 is attributable to decreases in brand expenses and 10.8% is due to Health Food Sales (HFS) other costs.  For 2002, brand expenses decreased $775,252, or 25.9%, compared to 2001, to $2,213,650, or 15.4% of net sales for 2002 from $2,988,902, or 18.0%, of net sales for 2001. The reduced spending in mass trade promotions and print advertising represented the bulk of this decrease.  Mass trade promotions costs equaling $1,099,166, or 15.6%, of mass market net sales, a $219,837, or 16.7%, decrease over the 2001 spending of $1,319,003 or 15.8% of mass market net sales.  As part of the overall effort to reduce spending, advertising costs decreased $314,822, or 99.0%, compared to 2001.  The balance of the decrease in brand expenses is attributable to HFS trade promotions, which decreased $142,680, or 16.9%, compared to 2001.  Decreases in HFS All Other Naturade other costs in 2002 for payroll (including related taxes and employee benefits) decreased 28,991, or 5.6% compared to 2001; commissions decreased $50,145, or 14.0%; compared to 2001; recruiting decreased $24,650, or 100.0%, compared to 2001 and all other costs decreased $11,500, or 6.6% compared to 2001.

Other Income (Expense)—Other income (expense) consists of two components, interest expense and other expense.

Interest expense consists of bank and other interest related to notes shown in Note 4 to the Financial Statements. For 2002, interest expense decreased $442,599 compared to 2001 to $113,480, or .8% of net sales, for 2001, from $556,079 or 3.3% of net sales as a result of the Private Equity Transaction.

The other expense category consists of unusual or non-recurring charges net of other income. For 2002 this other income was $28,300 compared to other income for 2001 of $6,907 for a net increase of $21,393.

2001 Compared to 2000

2001 was adversely affected by the retail recession starting in mid-year, which was intensified by the tragic events of September 2001. This softness continued through the balance of the year as retailers were cautious about stocking inventory and several experienced severe business downturns. While the soy protein category reflected this overall weakness, the Company was able to solidify its position with several retailers by achieving new distribution and broadening its product selection in certain areas. In fiscal 2001, the top 25 customers accounted for over $14.3 million or 85.9% of net sales and the top 25 SKUs accounted for 70.3% of net sales.

Net Sales—Net sales for 2001 increased $1,137,927, or 7.3%, to $16,641,109 from $15,503,182 for 2000. The increase in sales is primarily due to the continued successful launch of Naturade Total Soy products for the mass market. Domestic sales for 2001 increased $1,266,099, or 8.4%, to $16,290,560 from $15,024,461 for 2000. International sales for 2001 decreased $128,172, or 26.8%, to $350,548 from $478,720 for 2000.

For 2001, mass market net sales (excluding international) increased $2,925,043, or 57.9%, to $8,006,497 from $5,081,454 for 2000. This increase in mass market net sales was primarily a result of (i) the conversion of new distribution sales in 2000 into repeat (turn) business in 2001, (ii) new distribution sales in 2001 with the addition of accounts such as Safeway and KMart, (iii) the introduction of additional products in 2001 to existing mass market customers such as Kroger and Albertson’s, (iv) a channel shift as certain mass market customers switched their buying patterns from purchasing through health food distributors (classified as health food sales) to direct purchases (classified as mass market sales) and (iv) a greater brand awareness of Naturade Total Soy products.

The following table illustrates mass market (excluding international) net sales for 2001 and 2000:

Mass Market Net Sales

($ in thousands)

	Fiscal Year Ended December 31,		Change
	2001	2000	$	%

New Distribution	$1,436.0	$950.2	$485.8	51.1%
Channel Shift	684.4	0.0	684.4
Turn Business	5,886.1	4,131.2	1,754.9	42.5%

Total	$8,006.5	$5,081.4	$2,925.2	57.6%

The growth in the core turn business is indicative of the successful conversion of 2000 new distribution sales into repeat business and the greater brand awareness of the Company’s products. For 2001, mass market turn business net sales increased $1,754,900 or 42.5%, to $4,131,200 from $4,131,200 for 2000.

For 2001, health food net sales decreased $1,658,945, or 16.7% %, to $8,284,063 from $9,943,008 for 2000.

In 2001, the Company discontinued products that accounted for $480,000 in sales for 2000. By factoring in the channel shift from health food distributors to direct mass market purchases as shown in the above table, sales lost in 2001 due to the Company’s decision to discontinue these products and the decline in international sales, which are reported in the health channel, a different picture emerges. For 2001, core health food net sales were up 1.2% compared to 2000. These trends compare to a category decline of 7% from year 2000 sales levels.

On a percent of net sales basis, 2001 reflects the continuing growth in the Company’s sales resulting from expansion of the mass market (not including international) channel. For 2001, the mass market net sales represented 48.1% of total net sales compared to 32.8% of net sales for 2000.

For 2001, the top 40 customers accounted for $15,916,400, or 95.7%, of net sales, with 23 health food customers contributing $7,921,800, or 47.6%, of net sales, 16 mass market customers contributing $7,814,100, or 47.0%, of net sales, and one international customer contributing $180,500, or 1.1%, of net sales.

For 2000, the top 40 customers accounted for $14,413,300, or 92.9%, of net sales, with 24 health food customers contributing $8,980,500, or 57.9%, of net sales, 14 mass market customers contributing $5,120,200, or 33.0%, of net sales, and two international customers contributing $312,600, or 2.0%, of net sales.

For both periods, the Company considers the seven United Natural Food divisions and six Tree of Life divisions as separate customers for purposes of this top 40 list, because of their ability to make independent purchasing decisions regarding the Company’s products once Naturade products have been approved at the corporate level. Also, although Wal*Mart and Sam’s Club are one corporate legal entity, they operate independently with separate buying departments, and accordingly the Company considers them separate customers for purposes of this top 40 list. This analysis differs from that shown in “Item 1. Business—General” in which the divisions of these three entities are combined under their corporate parent to reflect three major customers.

For 2001, the top 40 products represented $13,507,000, or 81.2%, of net sales, with 18 Naturade Total Soy products contributing $8,790,100, or 52.8%, of net sales, 13 protein powders contributing $3,238,900, or 19.5%, of net sales and nine aloe vera and other products representing $1,478,000, or 8.9%, of net sales.

For 2000, the top 40 products represented $11,410,100, or 73.6%, of net sales with eleven Naturade Total Soy products ontributing $5,678,600, or 36.6%, of net sales, 15 protein powders contributing $3,729,700, or 24.1%, of net sales and 14 aloe vera and other products representing $2,001,800, or 12.9%, of net sales.

During 2001, the Company continued its successful rollout of Naturade Total Soy products, with 20 powder products contributing $7,447,000, or 44.8%, of net sales. During 2001, the Company continued the rollout of product line extensions in the Naturade Total Soy family including Naturade Total Soy bars and Naturade Total Soy ready-to-drink, which combined, contributed $2,327,400, or 14.0%, of net sales. This compares favorably with sales for the twelve Naturade Total Soy powder products of $6,023,400, or 38.9%, of net sales, for 2000.

Gross Margin—Gross profit as a percentage of sales for 2001 decreased slightly to 44.2% from 46.2% in 2000. This decline in gross profit percentage is primarily due to additional reserves for slow moving inventory and expanded private label business that carries a lower gross margin than branded products

Selling, General and Administrative Expenses—Selling, general and administrative expenses for the fiscal year ended December 31, 2001 increased $896,860, or 10.4%, to $9,522,932, or 57.2%, of net sales, from $8,626,072, or 55.6%, of net sales, for 2000. Approximately 90.3% of this increase or $810,223 is attributable to increases in brand expenses. For 2001, brand expenses increased $810,223, or 37.2%, compared to 2000, to $2,988,902, or 17.9%, of net sales for 2001 from $2,178,678, or 14.0%, of net sales for 2000. The heavy spending in mass trade promotions represented the bulk of this increase with 2001 costs equaling $1,319,003, or 15.7%, of mass market net sales, a $684,584, or 107.9%, increase over the 2000 spending of $634,419 or 11.4% of mass market net sales. The balance of the increase came from consumer promotions and print advertising which increased 245.5% and 151%, respectively, compared to 2000.

Partially offsetting these increases was a decline in product development as the Company strategically decided against introducing an abundance of new products, but rather concentrated on expanding sales opportunities for its core products.

Other Income (Expense)—Other income (expense) consists of two components, interest expense and other expense.

Interest expense consists of bank and other interest related to notes shown in Note 4 to the Financial Statements. For 2001, these interest expenses decreased $104,490 compared to 2000 to $556,079, or 3.3% of net sales, for 2001, from $660,569, or 4.3% of net sales, for 2000.

The other expense category consists of unusual or non-recurring charges net of other income. For 2001 this other income was $6,907 compared to an expense for 2000 of $930 for a net increase of $7,837.

Liquidity and Capital Resources

The Company used cash of $1,467,530 in operating activities for 2002 compared to the use of cash of $782,666 in operating activities for 2001.

The Company’s working capital increased from ($1,864,116) at December 31, 2001 to ($1,429,771) at December 31, 2002. This increase was due to a $527,624 increase in inventory as the Company expanded it’s product lines, a decrease in net accounts receivable of $270,140 reflecting the Company’s lower sales in December 2002 versus December 2001, an decrease in accounts payable and accrued expenses of $54,734, a decrease in prepaid expenses of $252,711 and the Company’s operating losses for 2002.

Cash used in investing activities for 2002 totaled $7,579 compared to cash used in investing activities for 2001 of $136,718. This decrease was largely due to the Company’s reduced investment in advanced hardware and software in 2002 for the Company’s receiving and shipping operations.

The Company’s cash provided by financing activities of $2,142,304 for 2002 was the net result of proceeds from issuance of equity (See “Item 1.  Business-Private Equity Transaction” and Note 5 to the Financial Statements-Private Equity Transaction) and borrowings under the line of credit (See Note 4 to the Financial Statements), offset by payments of long-term obligations.

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at December 31, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$2,056,742	$2,019,007	$37,735	$0	$0
Capital Lease Obligations	$0

Operating Leases	$1,559,010	$434,021	$1,124,989	$0	$0
Unconditional Purchase Obligations	$0
Other Long-Term Obligations	$0
Total Contractual Cash Obligations	$3,615,752	$2,453,028	$1,162,724	$0	$0
Series B Convertible Redeemable Preferred Stock	$2,000,000	$0	$0	$0	$2,000,000

On January 2, 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate for a total of $2.5 million, (ii) issued 36 million shares of Common Stock in exchange for the cancellation of $5.3 million of outstanding debt and 1.3 million shares of outstanding Series A Convertible Preferred Stock and (iii) amended its bank credit facility. The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment for antidilution) and bears dividends at the rate of 10% per annum. The Warrants entitle the holder to purchase for $3.5 million additional shares of Series B Convertible Preferred -Stock convertible into 33.6 million shares of Common Stock (subject to adjustment for antidilution) The net proceeds from the investment have been used by Naturade for working capital and general corporate purposes. For a more complete description of this transaction, see “Item 1. Business—Private Equity Transaction” and Note 5 to the Financial Statements -Private Equity Transaction.

On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit (“Wells Fargo”) which initially provided for a $3 million secured line of credit at the prime rate (4.75% at December 31, 2001) plus 1.5% to be used for working capital, including inventory and receivables. On December 20, 2001, the terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. On September 19, 2002, the terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults, reducing the credit availability of the Company to a maximum of $4,325,000, requiring that the Company maintain certain minimum levels of cash, and reducing the covenants regarding minimum net income and minimum book net worth.  On March 24, 2003, the terms of the Credit and Security Agreement were further amended to include waiving the enforcement of existing defaults, increasing the floating rate to the prime rate plus 4.5% and reducing the covenants regarding minimum net income and minimum book net worth. Borrowings under this agreement totaled $1,786,998 at December 31, 2002.

The financial statements accompanying this Annual Report on Form 10-K have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2002, the Company had an accumulated deficit of $20,937,224, net working capital deficit of $1,429,771 and a stockholders’ capital deficiency of $1,945,301, has incurred recurring net losses and was in violation of two of its debt covenants (which violation subsequently was waived). These factors, has among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent certified public accountants have issued a going concern opinion. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to these conditions, the Company entered into a Private Equity Transaction in January 2002, raising $2.5 million and the Loan Agreement in April 2003 pursuant to which the Company can borrow $450,000 and up to an additional $300,000 at the discretion of the lenders. See “Item 1. Business—Private Equity Transaction” and Note 4 to the Financial Statements. The net proceeds of these transactions will be used for working capital and general corporate purposes, including continued penetration of the mass market. In addition, the Company has made certain financial and organizational changes in light of the softening economy, including focusing its sales force on the growth-oriented mass market retail segment and stabilizing the health food segment, reducing overhead costs and expanding the sales of previously-developed product line extensions in the rapidly growing soy protein category, specifically in the ready-to-drink market segment.

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

Impact of Inflation

While the Company does experience price increases from third-party manufacturers, these increases cannot always be passed on to the Company’s customers. However, these price increases have not had a material impact on the Company’s historical operations or profitability.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”).  FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company does not believe the adoption of FIN 46 will have a material impact its financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by FAS 148 beginning in the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May,-2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May-2002 for the provision related to the amendment of Statement 13.  The adoption of SFAS 145 will not have a material impact on the Company’s operations and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company adopted this Statement as of January 1, 2002 and it had no material impact on its financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.

The Company’s long-term debt primarily consists of a (i) $4.5 million line of credit with Wells Fargo originally entered into on January 27, 2000 and amended on December 20, 2001, September 19, 2002 and March 24, 2003, (ii) $202,345 outstanding under a Loan Agreement with investors entered into on August 31, 2000 and (ii) $450,000 available under a Loan Agreement with investors entered into on April 14, 2003.  After giving effect to the Health Holdings, debt-to-equity conversion on January 2, 2002 as part of the Private Equity Transaction, a $4 million Credit Agreement with Health Holdings was converted into equity on January 2, 2002 as part of the Private Equity Transaction. The line of credit bears interest at prime rate plus 2%. The Loan Agreement bears interest at 8% per annum with a due date of August 2003, and the 2003 Loan Agreement bears interest at 15% per annum with a due date of December 31, 2004. Given the fixed interest rate on the Loan Agreements, interest rate changes generally will have no effect on the interest rates under the Loan Agreements or on the Company’s results of operations. However, given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the fiscal year ended December 31, 2002, the interest expense on the line of credit was $86,131. If the interest rate on the line of credit was increased by one percent, this would result in an interest expense of $103,958 for the fiscal year ended December 31, 2002.

Item 8.  Financial Statements and Supplementary Data

Attached as exhibits are the financial statements and the supplementary financial information as required.  See "Item 14. Exhibits."

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 7, 2003, are as follows:

Name	Age	Position	Since

Bill D. Stewart	60	Director, Chairman of the Board and Chief Executive Office	1998
Lionel P. Boissiere, Jr.	44	Director	1997
William B. Doyle, Jr.	43	Director	1997
David A. Weil	64	Director	1999
Jay W. Brown	57	Director	February 2002
Robert V. Vitale	37	Director	February 2002
Stephen M. Kasprisin	49	Chief Financial Officer	2003

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

 Lionel P. Boissiere, Jr.  During the past eight years, Mr. Boissiere has been an investor and advisor to middle market companies. From 1993 through 1995, he worked with Govett Ltd., and since 1995, Mr. Boissiere has been a Managing Member at Doyle & Boissiere LLC.

 William B. Doyle, Jr.  Since 1995, Mr. Doyle has served as a Managing Member of Doyle & Boissiere LLC. Prior to such time, Mr. Doyle was with Govett Ltd. Mr. Doyle is an investor and an advisor to middle market companies.

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

 Jay W. Brown.  For the last five years, Mr. Brown has been a principal with Westgate Group, LLC, a related entity to Westgate Equity Partners, LLC. Prior to forming Westgate, Mr. Brown was a senior executive with the Ralston Purina Company, running several divisions of that multi-dimensional food and agribusiness company. From 1995 to 1998, Mr. Brown was President and Chief Executive Officer of Protein Technologies International, Inc., the world’s supplier of soy-based protein to the food and paper processing industries. Prior to that, Mr. Brown was Chairman and Chief Executive Officer of Continental Baking Company from 1984 to 1995 and President of Van Camp Seafood Company from 1983 to 1984.

 Robert V. Vitale.  Mr. Vitale is a principal with Westgate Group, LLC with primary responsibility for acquisitions and divestitures. From 1994 to 1996, Mr. Vitale was a Vice President of the Boatmen’s Capital Markets and of NationsBank (after NationsBank’s 1997 acquisition of Boatmen’s). At Boatmen’s, Mr. Vitale was responsible for corporate finance activities including private placements of senior and subordinated debt as well as multi-tiered bank debt financing. Previously, Mr. Vitale was a Senior Associate with KPMG Peat Marwick from 1988 to 1993 where he was responsible for merger and acquisition engagements. Mr. Vitale is a certified public accountant.

Stephen M. Kasprisin.  Mr. Kasprisin served as Chief Financial Officer of Outsource Merchandising Corporation, a distributor of consumer products to grocery and drug stores, from 1999 to 2001.  From 1989 to 1999, he served as Chief Financial Officer of Acorn Products, Inc., a public consumer products manufacturer.  Mr. Kasprisin is a Certified Public Accountant and was on the audit staff of Coopers & Lybrand now PriceWaterhouseCoopers from 1976 to 1980.  He has a Bachelor of Arts from Baldwin-Wallace College, with a major in Business Administration.

Item 11. Executive Compensation

The following table sets forth, as the Chief Executive Officer and as to the one other most highly compensated officers whose compensation exceeded  $100,000 during the last fiscal year (the “Named Executive Officers”), information concerning all cash and non-cash compensation awarded, earned or paid for services to the Company in all capacities for each of the three years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SAR ($)		LTIP Payouts ($)	All Other Compensation
Bill Stewart, Chief Executive Officer (1)	12/31/00	200,000		12,000		60,000	(3)		16,121	(5)
	12/31/01	218,667		30,000		50,000	(3)		16,124	(5)
	12/31/02	225,000		-0-		-0-			15,114	(5)

Lawrence Batina, Chief Financial Officer and Chief Operating Officer (2)	12/31/00	144,996				15,000	(4)		1,184	(6)
	12/31/01	151,830				15,000	(4)		1,594	(6)
	12/31/02	166,000				-0-			1,640	(6)

(1)                                  For a description of the employment agreements between certain Named Executive Officers and the Company, see “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

(2)                                  Mr. Batina resigned as the Chief Financial Officer and Chief Operating Officer as of February 21, 2003.

(3)                                  Such amounts represent stock options which were granted by the Company to Mr. Stewart during 2000 with an exercise price of $0.875 per share and 2001 with an exercise price of $0.44 per share. On January 2, 2002, these options were repriced to $0.1477 per share, the purchase price in the Private Equity Transaction, and fully vested.  They expire seven years from the initial grant date.

(4)                                  Such amounts represent stock options that were granted by the Company to Mr. Batina during 2000 with an exercise price of $0.875 per share and 2001 with an exercise price of $0.4375 per share. These options vest in four equal annual installments at the anniversary date of the initial grant date and expire seven years from the initial grant date. As a result of Mr. Batina’s resignation on February 21, 2003, these options will expire unless exercised on or before May 21, 2003.

In addition, Mr. Stewart and Mr. Batina participated with other full-time employees in the Company’s group health and life insurance program.

(5)           Such amount represents automobile lease payments and life insurance premiums, respectively, paid on behalf of Mr. Stewart.

(6)           Such amount represents Company contributions to the Company's 401(k) Plan and life insurance premiums, paid on behalf of Mr. Batina

Options/SAR Grants In Last Fiscal Year

No options were granted to officers or directors during fiscal 2002.

Report on Repricing of Options (and SARs)

In December 2001, the Board of Directors recognized the extraordinary efforts Mr. Stewart had made to consummate the Private Equity Transaction and to implement the Company’s new business strategy.  The Board further desired to provide Mr. Stewart with incentives for continued service to the Company and an opportunity to participate in the Company’s future success.  In light of the recent trading prices of the Company’s Common Stock, the Board determined that Mr. Stewart’s stock options, then having exercise prices of $1.13 per share, $0.875 per share and $0.4375 per share, were unlikely to provide such incentives, even if the Company’s performance began to improve as a result of his efforts.  Accordingly, the Board decided that it was in the best interest of the Company and its stockholders to reduce the exercise price of Mr. Stewart’s options.  The Board further decided that an appropriate exercise price was the purchase price of the Series B Preferred Stock (on an as-converted-to-Common-Stock basis) that had been negotiated with Westgate in the Private Equity Transaction, which was $0.1477 per share.  The repricing took effect on January 2, 2002, the effective date of the Private Equity Transaction.

Submitted on behalf of the Board of Directors:

Lionel P. Boissiere, Jr.

Jay W. Brown

William B. Doyle, Jr.

Robert V. Vitale

David Weil

The following table sets forth certain information concerning the unexercised options held by the Named Executive Officers as of December 31, 2002.

Ten-Year Option/SAR Repricings

Name	Date	Number of securities underlying options/SARs repriced or amended (#)	Market price of stock at time of repricing or amendment ($)	Exercise price at time of repricing or amendment ($)	New exercise price ($)	Length of original option term remaining at date of repricing or amendment
Bill D. Stewart Chief Executive Officer	10/14/99	255,000	1.03	4.00	1.13	65 mos
	1/2/02	255,000	0.40	1.13	0.1477	38 mos
	1/2/02	60,000	0.40	0.875	0.1477	61 mos
	1/2/02	50,000	0.40	0.44	0.1477	71 mos

Lawrence J. Batina, Chief Financial Officer	10/14/99	100,000	1.03	2.37	1.13	41 mos

Mindy Paris, Vice President Sales, Health Food	10/14/99	6,000	1.03	3.75	1.13	22 mos

(1)                               As a result of Mr. Batina’s resignation on February 21, 2003, these options will expire on May 21, 20003 unless exercised.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

		Number of Securities Underlying Unexercised Options/SARs at FY-End(#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Bill Stewart	—	—	365,000/0	$0/$0
Lawrence Batina (2)	—	—	86,250/43,750	$0/$0

(1)          The value of unexercised “in-the-money” options is the difference between the closing sale price of Common Stock on December 31, 2002 ($0.06 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.

(2)          Pursuant to Mr. Batina’s resignation on February 21, 2003, these options will expire on May 21, 2003 unless exercised.

The following table sets forth certain information as of December 31, 2002 with respect to all compensation plans under which equity securities of  the Company maybe issued.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders	724,500	$0.45	1,275,500
Equity compensation plans not approved by security holders	107,500	1.45	0
Total	832,000	$0.59	1,275,000

Compensation of Directors

Effective June 2002, all non-management directors except Messrs. Boissiere, Doyle, Brown and Vitale received directors’ fees of $3,000 for each meeting attended.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

On February 18, 1998, the Company and Bill D. Stewart entered into an employment agreement under which the Company retained Mr. Stewart as Chief Executive Officer and a member of the Company’s Board of Directors for an initial term  of 48 months. Under the employment agreement, as amended, Mr. Stewart receives an annual salary of $225,000, automobile lease payments and life insurance payable as directed by Mr. Stewart.

On March 2, 1998, the Company granted to Mr. Stewart, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 255,000 shares of Common Stock at $4.00 per share (the average closing bid price of the shares of Common Stock on the NASDAQ OTC Bulletin Board as quoted by Bloomberg, LP for the five (5) day trading period ending on March 2, 1998). These options were repriced to 110% of the market price of the Common Stock on October 14, 1999 ($1.13). On February 1, 2000, the Company granted to Mr. Stewart, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 60,000 shares of Common Stock at $0.875 per share (the closing bid price of the shares of Common Stock on the NASDAQ OTC Bulletin Board, as quoted by Bloomberg, LP). Furthermore, on January 26, 2001, the Company granted to Mr. Stewart, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 50,000 shares of Common Stock at $0.44 per share (the closing bid price of the shares of Common Stock on the NASDAQ OTC Bulletin Board, as quoted by Bloomberg, LP). All options will vest in four equal portions on each of the first four anniversaries of the grant date, subject to any limitations on exercise contained in the 1998 Incentive Stock Option Plan and provided that the term of Mr. Stewart’s employment with the Company shall not have ended prior to such anniversary. In the event of any sale (including, pursuant to either a tender offer or a merger of the Company which results in the shareholders of the Company holding less than fifty percent (50%) of the stock of the surviving corporation) of the Company during such term, subject to certain limitations, all of Mr. Stewart’s options not then vested shall immediately vest.

As part of the Private Equity Transaction on January 2, 2002, as described more fully in Note 5 to the Financial Statements and “Item 1. Business—Private Equity Transaction,” the employment agreement with Mr. Stewart was amended and restated to extend the term until December 31, 2003 and allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which would have vested by March 2, 2002, the four-year anniversary of the original employment agreement, at an exercise price reduced to $0.1477 per share, the purchase price in the Private Equity Transaction. The amended and restated employment agreement also reconfirmed the understanding that all options become fully vested in the event of any sale of the Company and extended the term of employment to December 31, 2003.

In February 1999, Mr. Batina entered into an employment agreement with the Company that can be terminated without cause by either party upon 30 days’ notice. Pursuant to the employment agreement, as amended, Mr. Batina is entitled to a base salary of $166,000 per year and a bonus of up to 30% of his base salary. In addition, Mr. Batina has been granted options to purchase up to 100,000 shares of Common Stock, which options vest in equal annual amounts on each of the first four anniversaries of his employment. These options were repriced to 110% of the market price of the Common Stock on October 14, 1999 ($1.13). On February 1, 2000, the Company granted to Mr. Batina, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 15,000 shares of Common Stock at $0.875 per share (the closing bid price of the shares of Common Stock on the NASDAQ OTC Bulletin Board, as quoted by Bloomberg, LP). Furthermore, on March 9, 2001, the Company granted to Mr. Batina, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 15,000 shares of Common Stock at $0.4375 per share (the closing bid price of the shares of Common Stock on the NASDAQ OTC Bulletin Board, as quoted by Bloomberg, LP).   Mr. Batina resigned as of February 21, 2003, thereby terminating his employment agreement with the Company, and as a result of to Mr. Batina’s resignation on February 21, 2003, these options will expire on May 21, 2003 unless exercised.

Incentive Stock Option Plan

In 1998, the Company adopted the 1998 Incentive Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of the Incentive Plan is to enable the Company to attract, retain and motivate its employees by providing for performance-based benefits. At the 2000 annual stockholders’ meeting, the number of shares of the Company’s Common Stock, which may be subject to awards granted under the Incentive Plan, was increased to 850,000. At the 2001 annual stockholders’ meeting, the number was further increased to 2,000,000. As of December 31, 2002, options to purchase under the Incentive Plan there were 724,500 shares of the Company’s Common Stock subject to outstanding options, of which options to purchase 564,000 shares (subject to adjustment to prevent dilution) had vested and 1,275,500 shares were available for future awards under the Incentive Plan.

The Incentive Plan is administered by a committee of the Board of Directors, consisting of three members who shall be members of the Board, or administered by the full Board of Directors. The Committee has the power to construe and interpret the Incentive Plan and, subject to provisions of the Incentive Plan, to determine the persons to whom and the dates on which awards will be granted, the number of shares to be subject to each award, the times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms and conditions of such award. The exercise of stock options under the Incentive Plan may not be less than the fair market value of the Common Stock subject to the option on the date of the option grant and in some cases may not be less that 110% of fair market value. The maximum term of the Incentive Plan is ten years, except that the Board may terminate the Incentive Plan earlier. The term of each individual award will depend upon the written agreement between the Company and the grantee setting forth the terms of the awards.

In addition to options issued under the Incentive Stock Option Plan, options to purchase 140,000 shares of Common Stock have been issued to directors and a consultant of the Company.

401(k) Plan

The Company maintains a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of all employees who meet certain age and length of service requirements. The 401(k) Plan provides for Company matching contributions equal to 25% of each employee participant’s contribution not to exceed 6% of the employee participant’s compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership, as of December 31, 2002 of the Company’s outstanding Common Stock by (i) any person who is known to the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each of the Named Executive Officers, and (iii) by the directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding but are not deemed to be outstanding as to any other person.

The Company’s Series B Convertible Preferred Stock votes with the Common Stock on all matters presented to the stockholders on as as-converted-to-Common Stock basis. Each share of Series B Convertible Preferred Stock is convertible into one share of Common Stock (subject to adjustment for antidilution), at any time at the option of the holder. Accordingly, each share of Series B Preferred Stock has been treated as one share of Common Stock for purposes of calculating percent of beneficial ownership.

Name and Address of Beneficial Owner(1)	Class of Stock	Amount and Nature of Beneficial Owner		Percent of Class (2)

Lawrence J. Batina	Common	119,250	(7)	*
Lionel P. Boissiere, Jr.	Common	41,054,267	(3)	44.5%
Jay W. Brown	Series B Preferred	47,182,271	(4)	51.1%
William B. Doyle, Jr.	Common	41,054,267	(3)	44.5%
Health Holdings and Botanicals, LLC. Suite 500 330 Primrose Rd. Burlingame, CA 94010	Common	41,054,267	(3)	44.5%
Bill D. Stewart	Common	365,000	(6)	*
Robert V. Vitale	Series B Preferred	47,182,271	(4)	51.1%
David Weil	Common	1,093,517	(5)	*
Westgate Equity Partners, L.P. One Magna Place Suite 650 1401 South Brentwood Blvd. St. Louis, MO 63144	Series B Preferred	47,182,271	(4)	51.1%
Executive officers and directors as a group (7 persons)	Common	89,814,305	(8)	97.2%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each person named in the above table is in care of Naturade, Inc., 14370 Myford Road, Irvine, CA. 92606.

(2)	Common Stock, including Series B Convertible Preferred Stock on as as-converted-to-Common Stock basis.

(3)

Total includes 5,064,412 shares of Common Stock owned by Health Holdings and 35,989,855 shares of Common Stock received in exchange for $5,315,702 owed under the Company’s Credit Agreement and Loan Agreement as discussed under Item 13 and as more fully explained under Note 4 to the Financial Statements. Under the terms of the Private Equity Transaction, the 600,000 shares of Common Stock exercisable under warrants related to the Company’s Finance Agreement were modified to make the warrants exercisable for Non-Voting Common Stock rather than Common Stock as discussed under Item 13. Common shares of Health Holdings are held by (i) Doyle & Boissiere Fund I, LLC, a Delaware limited liability company (of which Messrs. William B. Doyle, Jr. and Lionel P. Boissiere, directors of the Company, are principals and managing members), (ii) Mr. Anders Brag and (iii) Taishan Holdings, Inc., a British Virgin Islands corporation (of which Messrs. William S. Doyle (no relation to William B.

Doyle, Jr.) and Anders Brag hold equity interests). Messrs. William B. Doyle, Jr. and Lionel P. Boissiere each disclaim beneficial ownership of the Company’s Common Stock and Preferred Stock held by Health Holdings. The list of shares in their name in the table shall not be construed as an admission of beneficial ownership interest.

(4)

Total includes 13,540,723 shares of Series B Convertible Preferred Stock and warrants to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible into one share of Common Stock at the option of the holder (subject to adjustment to prevent dilution). The Series B Convertible Preferred Stock is held by Westgate Equity Partners, L.P. of which Messrs. Brown and Vitale are principals, a related company to Westgate Group, LLC. Messrs. Brown and Vitale each disclaim beneficial ownership of the Company’s Common Stock and Preferred Stock held by Westgate Equity Partners, L.P. The list of shares in their name in the table shall not be construed as an admission of beneficial ownership interest.

(5)

Total includes 85,000 shares of Common Stock solely owned by Mr. Weil, 238,125 shares of Common Stock owned by a company of which Mr. Weil is a 50% owner, 50,000 shares of Common Stock which can be purchased under presently exercisable options and 720,392 shares of Common Stock issued upon conversion of a $50,000 note which is part of the Loan Agreement as discussed under Item 13.

(6)	Total includes 365,000 shares of Common Stock which can be purchased under presently exercisable options.

(7)

Total includes 118,750 shares of Common Stock which can be purchased under presently exercisable options. As a result of to Mr. Batina’s resignation on February 21, 2003, these options will expire on May 21, 2003 unless exercised.

(8)

Total includes shares of Common Stock beneficially owned by Health Holdings and Common Stock beneficially owned by Westgate Equity Partners; see note 3 and note 4 above, respectively. See also notes 5, 6, and 7 above with respect to additional shares of Common Stock included in this total.

Item 13. Certain Relationships and Related Transactions

In March 1999, the Company entered into a Finance Agreement (the “Finance Agreement”) with Health Holdings. The Finance Agreement provided that the Company may borrow up to $1.0 million at a per annum interest rate of 8%. The Finance Agreement further provided that for each dollar borrowed, the Company shall issue a warrant (“Warrant”) to Health Holdings to purchase three-tenths (0.3) of a share of Common Stock of the Company at an exercise price of $2.125 per share, subject to adjustment. The Warrants are exerciseable for a period of ten years commencing on the date of grant. In June 1999, the Finance Agreement was amended (the “Amendment”) to increase the amount of available borrowings to $1.6 million at an interest rate of 8% per annum. The Amendment further provided that for each dollar borrowed over $1.0 million, the Company shall issue a Warrant to Health Holdings to purchase one-half (0.5) of a share of Common Stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 Warrants previously issued under the Finance Agreement prior to the Amendment was reset to $1.00 per share, subject to adjustment. As of December 31, 1999, the Company borrowed $1,600,000 under the Finance Agreement and the Amendment and issued a total of 600,000 Warrants to Health Holdings.

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

As more fully explained under “Item 1.  Business – Private Equity Transaction” and in Note 5 to the Financial Statements, the Warrants issued under the Finance Agreement were modified to be exercisable for Non-Voting Common Stock rather than Common Stock

As of December 12, 1997 the Company entered into a Consulting Agreement with Doyle & Boissiere LLC (“D&B”), an affiliate of Health Holdings.  Under the Consulting Agreement, as long as affiliates of D & B own at least 25% of the outstanding equity interests of the Company, D&B will provide consulting services to the Company and receive a total annual fee of

$300,000, payable quarterly.

In August 1999, the Company entered into a Credit Agreement (the “Credit Agreement”) with Health Holdings, a majority stockholder of the Company. The Credit Agreement allows for advances (the “Advances”) of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. During 2001, Health Holdings agreed to convert interest earned from October 1, 2000 to September 30, 2001 of $342,406 to the outstanding principal amount as a payment-in-kind resulting in a balance at December 31, 2001 of $4,496,194. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, Health Holdings agreed to convert all of the Company’s Credit Agreement debt due to Health Holdings, plus accrued interest of $67,012, for a total debt conversion of $4,563,206.

In August 2000, the Company entered into a Loan Agreement (the “Loan Agreement”) with Health Holdings and other investors (the “Lender Group”). The Loan Agreement allows for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum. During 2001, the Loan Agreement was amended to allow for a one year term for $50,000 advanced from David Weil, a member of the Board of Directors. This amendment did not change the terms of the remaining Loan Agreement amounts. Thus, as of December 31, 2001, amounts due under the Loan Agreement included $50,000 due on September 12,2002 to David Weil and with the remaining balance outstanding due August 31, 2003. Interest only payments are required on a quarterly basis. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company’s Common Stock based on the then fair market value of $0.32. As of December 31, 2001, the Company had borrowed $993,790 under this facility. Of this amount, $741,445 is debt owed to Health Holdings. As part of the Private Equity Transaction on January 2, 2002 as described more fully in “Item 1.  Business-Private Equity Transaction” and Note 5, Health Holdings agreed to convert all of the Company’s Loan Agreement debt due to Health Holdings, plus accrued interest of $11,051, for a total debt conversion of $752,496. The Loan Agreement further provides that the Lender Group may elect to convert all or any part of the Loan Advances into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company’s Common Stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company’s Common Stock for the ten trading days prior to the date of receipt of notice of conversion.

On January 2, 2002, as part of the Private Equity Transaction, the Company entered into a Management Services Agreement with Westgate Group, LLC, an affiliate of Westgate (“Westgate Group”).  Under the Management Services Agreement, as long as Westgate owns 10% or more of the outstanding voting securities of the Company, four principals of Westgate Group provide management and consulting services to the Company and receive a total annual fee of $100,000, payable quarterly.  The agreement extends until December 31, 2006, and is automatically renewed for one-year terms unless terminated by either party.

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and Botanicals, LLC, a principal stockholder of the Company, and David A. Weil, a director and stockholder of the Company (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000.  All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo.  The advances under the Loan Agreement will be used for the Company for working capital and general corporate purposes.  For a more complete description of this transaction, see “Item 1.  Business – Loan Agreement.”  In consideration of the extension of credit under the Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit and Security Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate.  For a description of the amended bank credit facility, see “Item 7.  Management’s Discussion and analysis of Financial Condition and Results of Operations — Liquidity.”

Item 14.  Controls and Procedures

Within the 90 days prior to the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or international circumvention of the established process.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

Financial Statements and Schedules. Reference is made to the Index to Financial Statements on page 47 for a list of financial statements and the financial statement schedule filed as part of this report. Financial statement schedules are omitted because they either are not applicable or the required information is shown in the Company’s financial statements or the related notes thereto.

(b)	Reports on Form 8-K: None

(c)	Exhibits: The following is a list of exhibits filed as a part of this report:

Exhibit No.	Document

2

Stock Purchase Agreement, dated as of December 15, 1997 (the “Stock Purchase Agreement”), by and among the Company, Allan Schulman, L.S. Smith, Dallas Gold & Silver Exchange, Inc. (“DGSE”), Barry M. Zwick and Health Holdings and Botanicals, Inc., incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on December 23, 1997.

3.1

Certificate of Incorporation of Naturade, Inc., together with Amendments and Certificate of Designations relating thereto, incorporated by reference to the Company’s Annual Report on Form 10-K filed for fiscal 1997 and the exhibits and attachments thereto.

3.2	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.
3.3

Certificate of Amendment to Certificate of Incorporation of Naturade, Inc. dated December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4

Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., dated December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5

Certificate of Designation of Series B Convertible Preferred Stock, dated December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1

Registration Rights Agreement, dated as of December 15, 1997, by and between the Company and Health Holdings & Botanicals, Inc., incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K as filed on December 23, 1997.

4.2	Form of Class B Warrant Certificate, incorporated by reference to the Company’s Annual Report on Form 10-K filed for fiscal 1991 and the exhibits and attachments thereto.
4.3	Form of Series B Convertible Preferred Stock Warrant Certificate, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.
10.1*

Consulting Agreement dated as of December 12, 1997, by and between the Company and Doyle & Boissiere LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 1997.

10.2*

Mutual Option Agreement, dated as of December 15, 1997, by and between the Company and Allan Schulman, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed December 23, 1997.

10.3*

Employment, Consulting and Non-Competition Agreement, dated as of December 12, 1997, by and between the Company and Allan Schulman, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed December 23, 1997.

10.4

Form of Option Agreement for Purchase of Naturade, Inc. Common Stock for Directors, incorporated by reference to the Company’s Annual Report on Form 10— K filed for fiscal 1995 and the exhibits and attachments thereto.

10.5	Form of Broker Agreement between NPI and Domestic Brokers, incorporated by reference to the Company’s Annual Report on Form 10-K filed for fiscal 1991 and the exhibits and attachments thereto.
10.8

Amendment dated May 2, 1995 to Agreement For Purchase of Stock and Real Property dated January 1, 1995, incorporated by Reference to the Company’s Quarterly Report on Form 10-Q filed for period ended December 31, 1994 and Exhibits and Attachments thereto.

10.13

Lease Agreement between NPI and Messrs. Schulman and Becker, incorporated by reference to the Company’s Annual Report on Form 10-K filed for Fiscal 1991 and the Exhibits and Attachments thereto, and the First Amendment to Lease, dated as of December 15, 1997, by and among Allan Schulman and the Registrant (collectively as landlord) and the Company (as tenant), incorporated by reference to the Company’s Current Report on Form 8-K as filed December 23, 1997.

10.15*	Naturade, Inc. 1998 Incentive Stock Option Plan, as amended, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.
10.16*

Incentive Stock Option Plan with Bill D. Stewart dated March 2, 1998, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1998.

10.17*

Incentive Stock Option Plan with Ronald Ahrens dated April 20, 1998, incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1998.

10.19

Finance Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated as of March 17, 1999, incorporated by reference to Exhibit 10. 2 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1999.

10.20

Amendment No. 1 to Finance Agreement by and between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated June 1, 1999, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 1999.

10.21

Credit Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated as of August 9, 1999, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 1999

10.22

Settlement Agreement between Naturade, Inc. and the PNI Trustee, August 1999, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 1999.

10.23*

Employment Contract with Lawrence J. Batina, COO/CFO dated as of February 1, 1999, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1999.

10.24

Credit and Security Agreement by and Between Naturade, Inc. and Wells Fargo Business Credit, Inc. dated as of January 27, 2000, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed for fiscal 1999.

10.25

Amendment No. 2 to Finance Agreement by and between Naturade, Inc. and Health Holdings and Botanicals, LLC dated as of March 17, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 2000.

10.26

Industrial Lease dated as of December 23, 1998 between the Company and The Irvine Company, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 2000.

10.27

Loan Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, LLC. and Wald Holdings, LLC. dated as of August 31, 2000, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 20, 2000.

10.28

Securities Purchase Agreement among Naturade, Inc., Westgate Equity Partners, L.P., and Health Holdings & Botanicals, LLC, dated as of December 20, 2001, incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.29

Registration Rights Agreement between Naturade and Westgate Equity Partners, L.P., dated as of January 2, 2002, incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.30*

Management Services Agreement between Westgate Group, LLC and Naturade, Inc. dated as of January 2, 2002, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.31

Voting Agreement between Westgate Equity Partners, L.P. and Health Holdings & Botanicals, LLC, dated as of January 2, 2002, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.32*

Amended and Restated Employment Agreement between Naturade, Inc. and Bill D. Stewart, dated as of January 2, 2002, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.33

Fourth Amendment to Credit and Security Agreement and Waiver of Defaults between Naturade, Inc. and Wells Fargo Business Credit, Inc., dated as of December 20, 2001, incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.34

Amendment No. 3 to Finance Agreement between Naturade, Inc. and Health Holdings & Botanicals, LLC, dated as of January 2, 2002, incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.35	Letter agreement of Wells Fargo Business Credit, Inc. waiving rights arising from the Company’s defaults of covenants under the Credit and Security Agreement dated as of January 27, 2000.
10.36	Sixth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of March 24, 2003.
10.37	Consent and Mutual Release dated as of April 14, 2003, among the Company, Westgate Equity Partners, LLP and Health Holdings and Botanicals, LLC.
10.38

Fifth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of September 19, 2002 incorporated by reference to Exhibit 10.35 to the Company’s quarterly Report on Form 10-Q filed for the period ended September 30, 2002.

10.39	Irrevocable Proxy between Health Holdings and Botanicals, LLC and Westgate Equity Partners, LLP dated April 14, 2003.
10.40	Loan Agreement by and between Naturade, Inc., Health Holdings and Botanicals, LLC and David A. Weil dated April 14, 2003.
10.41	Waiver of Preferential Dividends by Holders of Series B Convertible Preferred Stock by Westgate Equity Partners, L.P dated April 14, 2003.
99.1	Certification pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURADE, INC.
Date: April 15, 2003
/s/ Bill D. Stewart
Bill D. Stewart,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ BILL D. STEWART	Director and Chief Executive Officer	April 15, 2003
Bill D. Stewart	(Principal Executive Officer)

/s/ STEPHEN M. KASPRISIN	Chief Financial Officer	April 15, 2003
Stephen M. Kasprisin	(Principal Accounting Officer)

/s/ LIONEL P. BOISSIERE	Director	April 15, 2003
Lionel P. Boissiere

/s/ WILLIAM B. DOYLE, JR	Director	April 15, 2003
William B. Doyle, Jr.

/s/ DAVID A. WEIL	Director	April 15, 2003
David A. Weil

/s/ JAY BROWN	Director	April 15, 2003
Jay Brown

/s/ ROBERT V. VITALE	Director	April 15, 2003
Robert V. Vitale

CERTIFICATION

I, Bill D. Stewart, certify that:

1.	I have reviewed this annual report on Form 10-K of Naturade, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Bill D. Stewart
Bill D. Stewart
Chief Executive Officer

CERTIFICATION

I, Stephen M. Kasprisin, certify that:

1.	I have reviewed this annual report on Form 10-K of Naturade, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Stephen M. Kasprisin
Stephen M. Kasprisin
Chief Financial Officer

NATURADE, INC.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of

Naturade, Inc.

We have audited the accompanying balance sheets of Naturade, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and stockholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Los Angeles, California

February 21, 2003 (except for Note 12 which is
dated April 14, 2003.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Naturade, Inc.:

We have audited the accompanying balance sheet of Naturade, Inc. as of December 31, 2000, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and stockholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 9, 2001

NATURADE, INC.

Balance Sheets

As of December 31, 2002 and December 31, 2001

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$722,583	$55,388
Accounts receivable, net	1,427,058	2,039,617
Inventories	1,689,131	1,178,519
Prepaid expenses and other current assets	105,135	357,846
Total current assets	3,943,907	3,631,370

Property and equipment, net	228,723	307,362
Other assets	49,594	54,763
Total assets	$4,222,224	$3,993,495

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,750,477	$2,833,120
Accrued expenses	604,194	654,774
Current portion of Note Payable to Related Party	202,345	50,000
Current portion of long-term debt	1,816,662	1,957,592
Total current liabilities	5,373,678	5,495,486

Long-term portion of Notes Payable to Related Parties, less current maturities	0	5,439,983
Long-term debt, less current maturities	37,735	67,399
Total liabilities	5,411,413	11,002,868

COMMITMENTS AND CONTINGENCIES (Notes 5 & 7)

REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock Series B, less discount of $1,714,286 at December 31, 2002. Par value $0.0001 per share; authorized 48,000,000 shares; issued and outstanding 13,540,723 at December 31, 2002 ($2,000,000 redemption value), 0 at December 31, 2001	256,112	0

WARRANT	500,000	0

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at December 31, 2002 and 7,823,639 at December 31, 2001	4,453	783
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at December 31, 2002 and 1,250,024 at December 31, 2001	0	125
Non-Voting Common stock, par value $0.0001 per share; authorized 2,000,000 shares; issued and outstanding, 117,284 at December 31, 2002 and 0 at December 31, 2001	12	0
Additional paid-in capital	18,987,458	11,539,611
Accumulated deficit	(20,937,224)	(18,549,892)
Total stockholders’ deficit	(1,945,301)	(7,009,373)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$4,222,224	$3,993,495

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Net sales	$14,416,351	$16,641,109	$15,503,182

Cost of sales	8,157,607	9,290,227	8,345,903

Gross profit	6,258,744	7,350,882	7,157,279

Costs and expenses:
Selling, general and administrative expenses	8,069,382	9,522,932	8,626,072

Total operating costs and expenses	8,069,382	9,522,932	8,626,072

Operating loss	(1,810,638)	(2,172,050)	(1,468,793)

Other expense:
Interest expense	113,480	556,079	660,569
Other expense (Income)	(28,300)	(6,907)	930

Loss before provision for income taxes	(1,895,818)	(2,721,222)	(2,130,292)

Provision for income taxes	800	5,931	800

Net loss	$(1,896,618)	$(2,727,153)	$(2,131,092)

Less:
Preferred Stock Dividends	(205,000)	0	0
Deemed Dividend	(285,714)	0	0

Net Loss Attributable to Common Shareholders	$(2,387,332)	$(2,727,153)	$(2,131,092)

Basic and Diluted Net Loss per share	$(0.05)	$(0.36)	$(0.30)

Weighted Average Number of Shares used in Computation of Basic and Diluted Net Loss per share	44,000,000	7,600,000	7,000,000

See accompanying notes to financial statements

NATURADE, INC.

Statements of Stockholders’ Deficit for the Years Ended December 31, 2002,  2001 and 2000

							Additional Paid-In Capital
	Common		Common(Non-Voting)		Preferred			(Accumulated Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount			Total

BALANCE, DECEMBER 31, 1999	5,349,084	$535		$	$1,250,024	$125	$9,688,025	$(13,691,647)	$(4,002,962)

Conversion of debt into common stock and exercise of warrants	1,998,305	200					1,623,679		1,623,879

Issuance of common stock options							37,778		37,778

Net loss for the year								(2,131,092)	(2,131,092)

BALANCE, DECEMBER 31, 2000	7,347,389	735			1,250,024	125	11,349,482	(15,822,739)	(4,472,397)

Conversion of debt into common stock	476,250	48					152,352		152,400

Issuance of common stock options							37,777		37,777

Net loss for the year								(2,727,153)	(2,727,153)

BALANCE, DECEMBER 31, 2001	7,823,639	783			1,250,024	125	11,539,611	(18,549,892)	(7,009,373)

Conversion of debt and preferred stock into common stock	36,710,247	3,670	117,284	12	(1,250,024)	(125)	5,410,070		5,413,627

Issuance of common stock options							37,777		37,777

Preferred stock dividends								(205,000)	(205,000)

Preferred stock discount							2,000,000		2,000,000

Deemed dividend								(285,714)	(285,714)

Net loss for the year								(1,896,618)	(1,896,618)

BALANCE, DECEMBER 31, 2002	44,533,886	$4,453	117,284	$12	0	$0	18,987,458	$(20,937,224)	$(1,945,301)

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Cash flows from operating activities:
Net loss	$(1,896,618)	$(2,727,153)	$(2,131,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,218	95,774	83,549
Provision for bad debt expense	342,419	419,056	207,474
Provision for excess and obsolete inventories	17,062	188,264	189,867
Gain (loss) from sale of property & equipment	—	—	7,573
Writeoff of debt discount for debt conversions	—	—	173,746
Expense for stock options, warrants and convertible debt	37,777	37,777	37,778
Changes in assets and liabilities:
Accounts receivable	270,140	23,135	(1,471,959)
Inventories	(527,674)	749,876	(81,237)
Prepaid expenses and other current assets	252,711	(119,646)	(59,597)
Other assets	5,169	29,323	15,092
Accounts payable and accrued expenses	(54,734)	520,928	385,930
Net cash used in operating activities:	(1,467,530)	(782,666)	(2,642,876)

Cash flows from investing activities:
Purchase of property and equipment	(7,579)	(136,718)	(32,473)
Proceeds from sale of property and equipment	—	—	1,250
Net cash used in investing activities:	(7,579)	(136,718)	(31,223)

Cash flows from financing activities:
Net borrowings (repayment) under line of credit	(142,011)	118,475	830,226
Proceeds from issuance of debt to related party	—	686,195	1,303,788
Payments of long-term debt, including capital lease	(28,583)	(32,546)	(314,242)
Proceeds from issuance of redeemable preferred stock	2,312,898	—	—
Proceeds from exercise of stock options/warrants	—	—	735
Net cash provided by financing activities:	2,142,304	772,124	1,820,507

Net increase (decrease) in cash and cash equivalents	667,195	(147,260)	(853,592)
Cash and cash equivalents, beginning of period	55,388	202,648	1,056,240
Cash and cash equivalents, end of period	$722,583	$55,388	$202,648

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$116,433	$180,539	$347,864
Income taxes	$800	$800	$800
Non-cash financing transactions:
Conversion of notes payable and accrued interest to related party into common stock	$5,413,627	$152,400
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$125	$0	$0
Discount related to redeemable convertible preferred stock	$2,000,000	$0	$0
Preferred stock dividend accrued	$205,000	$0	$0
Deemed dividend	$285,714	$0	$0
Issuance of non-voting common stock in connection with private equity transaction	$47,500	$0	$0

See accompanying notes to financial statements

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Naturade, Inc., a Delaware corporation (the “Company” or “Naturade”), is a branded nutraceuticals marketing company focused on high growth, innovative natural products that nourish the health and well being of consumers. The Company’s products include low carbohydrate, high protein powders, aloe vera based health and beauty aids, nutritional supplements, aloe drinks and soy protein based powders, bars and ready-to-drink products. Its products are sold to the health food and mass market channels through distributors and directly to retailers in the United States and overseas.

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Going Concern – The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2002, the Company has an accumulated deficit of $20,937,224, a net working capital deficit of $1,429,771, a stockholders’ capital deficiency of $1,945,301, has incurred recurring net losses and was not in compliance with two of its bank debt covenants but subsequently received a waiver. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 4, the Company is not in compliance with a certain provision of its bank debt agreement. The Company only recently received a written waiver of such default from its lender for non-compliance. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations.

In response to these conditions, the Company entered into a Private Equity Transaction in January 2002, raising $2.5 million, as more fully described in Note 5. The Company also entered into a loan agreement as of April 14, 2003, under which the Company can borrow $450,000 and can borrow up to an additional $300,000 at the discretion of the lenders. During 2002, this additional financing helped the Company meet its obligations and sustain operations. In addition management has made certain financial and organizational changes and updated the detailed analysis of the Company’s core competencies, the nutraceutical market, competitors and specific product categories in light of the softening economy during the year. Based on this analysis, the management team has focused its sales force on the growth-oriented mass market retail segment and stabilizing the health food segment, taken action to reduce overhead costs and expanded the sales of previously-developed product line extensions in the rapidly growing soy protein category, specifically in the ready-to-drink market segment. No assurance can be given that management’s plans will be successful.

Cash and Cash Equivalents – The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Use of Estimates and Assumptions – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Concentration of Credit Risk – Financial instruments that subject Naturade to concentration of credit risk consist primarily of cash, accounts receivables, and notes receivable. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their geographic dispersion. Naturade performs ongoing credit evaluations of its customers and maintains an allowance for estimated credit losses. The Company maintains cash balances with financial institutions that are in excess of federally insured limits.

Fair Value of Financial Instruments – The Company’s balance sheets include the following financial instruments: cash and cash equivalents, trade accounts receivable, trade accounts payable and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

Accounts Receivable – Accounts receivable are presented net of an allowance for doubtful accounts of $70,000 and $242,224 at December 31, 2002 and December 31, 2001, respectively, net of an allowance for returns of $253,042 and $380,562 at December 31, 2002 and December 31, 2001, respectively, net of allowance for billbacks of $553,375 and $291,773 at December 31, 2002 and December 31, 2001, respectively, and net of allowance for slotting of $10,625 and $33,891 at December 31, 2002 and December 31, 2001, respectively. The allowance for doubtful accounts, returns, billbacks and slotting includes the following:

Balance as of December 31, 1999	$516,866
Provision for doubtful accounts, returns, billbacks and slotting	207,474
Deductions	(194,946)
Balance as of December 31, 2000	529,394
Provision for doubtful accounts, returns, billbacks and slotting	419,056
Deductions	0
Balance as of December 31, 2001	94,850
Provision for doubtful accounts, returns, billbacks and slotting	342,419
Deductions	(403,826)
Balance as of December 31, 2002	$887,042

Inventories – Inventories are valued at the lower of cost or market. The weighted average method is used to determine cost. The reserve for excess and obsolete inventories includes the following:

Balance as of December 31, 1999	$594,467
Provision for excess and obsolete inventory	189,867
Write-offs	(514,716)
Balance as of December 31, 2000	269,618
Provision for excess and obsolete inventory	188,264
Write-offs	(99,964)
Balance as of December 31, 2001	357,918
Provision for excess and obsolete inventory	17,062
Write-offs	(302,879)
Balance as of December 31, 2002	$72,101

Property and Equipment – Property and equipment are stated at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the related assets ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets – In accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition – Sales are recognized upon shipment and passage of title. The Company accrues for estimated returns at the time of sale. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition (“SAB 101”). SAB 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company’s financial condition or results of operations.

Net Income (Loss) Per Share – Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e. convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially dilutive securities, representing warrants and options to purchase 34,473,548, 1,515,000 and 1,365,000 shares of common stock for the years ended December 31, 2002, 2001 and 2000 are excluded in EPS as their effect would be antidilutive.

Research and Development – Research and development costs are expensed when incurred and amounted to $181,985,  $196,456 and $251,717 for the years ended December 31, 2002, 2001 and 2000.

Advertising and Promotion – Effective January 1, 2002, the Company adopted Emerging Issues Task Force (“EITF”) issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (EITF 01-9).  Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales.  The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations.  Upon the adoption of EITF 01-9, prior periods amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $454,552 in 2001 and $129,056 in 2000.  In addition, the Company reclassified coupon and rebate redemptions from selling, general and administrative expenses to net sales of $55,265 in 2001 and $39,256 in 2000.  New store openings, was reclassified to cost of goods sold of $125,198 in 2001 and $44,775 in 2000.

Advertising – The Company expenses the cost of advertising as incurred. Advertising expenses amounted to $559,797, $951,529 and $231,194 for the years ended December 31, 2002, 2001 and 2000.

Deferred Rent – Deferred rent totaling $110,243 and $97,079 at December 31, 2002 and 2001, respectively, is included in accrued expenses. Deferred rent represents rental expense (recorded on a straight-line basis) in excess of actual rental payments to date.

Major Customers – During the fiscal years ended December 31, 2002, 2001 and 2000, the Company had sales to three customers in excess of 10% of the Company’s total net sales as shown in the following table. .

Major Customers Table

Customer One			Customer Two		Customer Three
	Sales	Accounts Receivable Balance 2002 Year-end	Sales	Accounts Receivable Balance 2001 Year-end	Sales	Accounts Receivable Balance 2000 Year-end
December 31, 2000	$2,859,864	$266,250	$2,374,395	$169,223	$1,923,833	$290,216
December 31, 2001	$2,236,700	$183,175	$2,545,400	$213,548	$2,574,416	$354,822
December 31, 2002	$2,342,300	$185,439	$2,352,400	$241,539	$2,546,900	$438,200

The loss of any one of these customers could have a material adverse effect on the Company’s results of operations. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

Accounting for Stock-Based Compensation – SFAS 123, Accounting for Stock-Based Compensation, requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS 123, to continue to account for employee stock-based transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”).  FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company does not believe the adoption of FIN 46 will have a material impact its financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations as the Company intends to continue to account for its equity based compensation plans using the intrinsic method.  The Company will provide the interim disclosures required by FAS 148 beginning in the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May, 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May, 2002 for the provision related to the amendment of Statement 13.  The adoption of SFAS 145 will not have a material impact  on the Company’s operations and financial position.

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

2. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 2002 and December 31, 2001 consisted of the following:

	December 31, 2002	December 31, 2001
Raw Materials	$224,033	$195,351
Finished Goods	1,537,199	1,341,086

Subtotal	1,761,232	1,536,437
Less: Reserve for Excess and Obsolete Inventories	(72,101)	(357,918)
	$1,689,131	$1,178,519

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and December 31, 2001 consisted of the following:

	December 31, 2002	December 31, 2001
Building and improvements	$160,196	$160,196
Machinery and equipment	550,939	543,368
Automobiles	83,980	83,980

Total	795,115	787,544
Less accumulated depreciation and amortization	(566,392)	(480,182)

Property and equipment, net	$228,723	$307,362

Depreciation expenses amounted to $86,218, $95,774 and $83,549 for the fiscal years ended December 31, 2002, 2001 and 2000.

4. DEBT

Long-term debt consists of the following at December 31, 2002 and 2001.

	December 31, 2002	December 31, 2001

Line of Credit	$1,786,998	$1,929,009
Credit Agreement with majority shareholder		4,496,193
Loan Agreement with majority shareholder and other investors	202,345	993,790
Notes Payable due to a former stockholder’s estate; borrowings bear interest at 8% and are due in monthly installments of $2,832	67,399	94,790
Other notes payable	0	1,192
Total	2,056,742	7,514,974
Less line of credit and current portion of long-term debt	(2,019,007)	(2,007,592
Long-term debt	$37,735	$5,507,382

A summary of long-term debt maturities as of December 31, 2002 is as follows:

Year Ending December 31	Amount
2003	$2,019,007
2004	32,126
2005	5,609
Total	$2,056,742

Line of Credit – On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit, Inc. (Wells Fargo) that initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described in Note 5, Private Equity Transaction, on December 20, 2001, terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. On September 19, 2002, the terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults, reducing the credit availability of the Company to a maximum of $4,325,000, requiring that the Company maintain certain minimum levels of cash, and reducing the covenants regarding minimum net income and minimum book net worth.  Borrowings under the Credit and Security Agreement, which totaled $1,786,998 at December 31, 2002, are collateralized by substantially all assets of the Company. At December 31, 2002 the prime rate was 4.25% and the interest charge under the Credit and Security Agreement was 6.25%. The Credit and Security Agreement contains covenants which, among other things, require that certain financial ratios are met. As of December 31, 2002, the Company was not in compliance with the minimum book net worth and minimum net income covenants. The Company has received a written waiver of such default from its lender for non-compliance.  Available borrowings under the Credit and Security Agreement were $345,804 at December 31, 2002.

Credit Agreement with Majority Shareholder – In August 1999, the Company entered into a Credit Agreement (the “Credit Agreement”) with Health Holdings and Botanicals, LLC (“Health Holdings”), the majority stockholder of the Company. The Credit Agreement allowed for advances (the “Advances”) of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, Health Holdings converted into common stock all of the Company’s Credit Agreement debt due to Health Holdings which included an outstanding principal amount of $4,496,193 plus accrued interest of $67,012 for a total debt conversion of $4,563,206.

Finance Agreement with Majority Shareholder – In March 1999, the Company entered into a Finance Agreement (the “Finance Agreement”) with Health Holdings. The Finance Agreement provided that the Company could borrow up to $1 million at an interest rate of 8% per annum. The Finance Agreement further provided that for each dollar borrowed, the Company would issue a warrant to Health Holdings to purchase three-tenths (0.3) of a share of common stock of the Company at an exercise price of $2.125 per share. As of June 30, 1999, the Company had issued 300,000 warrants under the Finance Agreement prior to the Amendment referred to below. The warrants are exercisable for a period of ten years commencing on the date of grant.

In June 1999, the Finance Agreement was amended (the “Amendment”) to increase the amount of available borrowings to $1.6 million also at an interest rate of 8% per annum. The Amendment further provides that for each dollar borrowed over $1 million; the Company would issue a warrant to Health Holdings to purchase one-half (1/2) of a share of common stock of the Company at an exercise price of $1.00 per share. Further, the exercise price of the 300,000 warrants previously issued under the Finance Agreement prior to the Amendment was reset to $1.00 per share. All borrowings under the Finance Agreement were secured by the assets of the Company. As of December 31,1999, the Company borrowed $1,600,000 under the Finance Agreement and the Amendment and had issued a total of 600,000 warrants to Health Holdings. The Company recorded the fair value of the warrants issued as a debt discount and will amortize this discount over the life of the debt.  The Finance Agreement further provided that at any time upon written notice, Health Holdings could convert any portion of the Advances into shares of the Company’s common stock at a conversion price equal to the lower of $1.00 per share or the then fair market value of the Company’s common stock.

In March 2000, Health Holdings converted the entire outstanding balance under the Finance Agreement of $1,600,000 plus accrued interest of $23,145 into 1,997,717 shares of restricted common stock of the Company based on the then fair market value of the Company’s common stock of $0.812. The unamortized debt discount was written off to interest expense in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Effective with this conversion, the Finance Agreement terminated and is no longer in effect.

Loan Agreement with Majority Shareholder and Other Investors – In August 2000, the Company entered into a Loan Agreement (the “Loan Agreement”) with Health Holdings and other investors (the “Lender Group”). The Loan Agreement allowed for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into common stock, receiving a total of 476,250 shares of the Company’s Common Stock based on the then fair market value of $0.32. As of December 31, 2001, the Company had borrowed $993,790 under this facility. Of this amount, $741,445 was debt owed to Health Holdings. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, Health Holdings converted into common stock all of the Company’s Loan Agreement debt due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company’s common stock at a conversion price equal to the lower of (a) the average closing bid of the Company’s common stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company’s common stock for the ten trading days prior to the date of receipt of notice of conversion.

On August 8, 2002, one investor (a member of the Board of Directors) converted his total debt of $50,000 which was due September 11, 2002 plus accrued interest of $427 into Common Stock, receiving a total of 720,392 shares of the Company’s common Stock based on the then fair market value of $0.07.

5. PRIVATE EQUITY TRANSACTION

On January 2, 2002, the Company privately sold 13,540,723 shares of Series B Convertible Preferred Stock (the “shares”) for $2 million, and warrants to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock at an aggregate exercise price of $3.5 million (the “Warrants”), for $500,000. The shares and Warrants were purchased by Westgate Equity Partners, L.P. (“Westgate”). The Series B Convertible Preferred Stock bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. On the seventh anniversary of its issuance, the Series B Convertible Preferred Stock will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of Directors of the Company were elected exclusively by the holders of the Series B Convertible Preferred Stock voting as a separate class.

The Company may redeem the Series B Convertible Preferred Stock at any time prior to December 31, 2004 if the Company receives a bona fide offer from a third party to invest equity capital in the Company and the holders of the Series B Convertible Preferred Stock do not make a Qualified Counter-Offer.  A “Qualified Counter-Offer” is a written offer for an equity investment in the Company that will yield gross proceeds in excess of the third party’s offer (but need not exceed $3,500,000), and which either (A) is accomplished through the exercise of some or all of the Warrants, or (B) will provide capital on the same or better terms as the third party offer.  The Series B Convertible Preferred Stock had a beneficial conversion feature of $2,000,000 which was recorded as a discount and is being amortized over seven years.

As part of this transaction, Health Holdings agreed to convert all of the Company’s outstanding debt to Health Holdings, including accrued interest (approximately $5,316,000), and to surrender all of Health Holdings’ Series A Convertible Preferred Stock (1,250,024 shares) for cancellation without conversion, in exchange for 35,989,855 shares of the Company’s common stock. Furthermore, the warrants that Health Holdings holds to purchase up to 600,000 shares of Common Stock have been modified to be exercisable for Non-Voting Common Stock at an exercise price of $1 per share.

As part of this transaction, the Company entered into a Management Services Agreement under which certain principals of Westgate or its affiliates will provide management and consulting services to the Company and amended and extended the employment agreement with the Company’s CEO. Also, on December 20, 2001 as part of this transaction and effective on its completion, Wells Fargo agreed to modify terms of its Credit and Security Agreement with the Company, to include waiving the enforcement of existing defaults, increasing credit available to the Company to a maximum of $4,500,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003, as more fully described under Footnote 4.

Under the terms of the Private Equity Transaction, if Westgate exercises the warrants in full, Westgate would hold a total of 47,182,271 shares of Series B Convertible Preferred Stock which would be convertible into the same number of shares of Common Stock, or 51% of the Company’s Common Stock on a fully diluted basis.

After the completion of the Private Equity Transaction, Westgate asserted that the Company’s representations and warranties concerning the Company’s capitalization in the Purchase Agreement were inaccurate in that they omitted to disclose the fact that certain outstanding promissory notes of the Company in an amount of $252,345 (the “Convertible Notes”) were convertible into shares of the Common Stock of the Company at the market price of the Common Stock on the date of conversion.  Convertible Notes in the amount of $50,000 have been converted into 720,392 shares of Common Stock to date, and $202,345 in Convertible Notes remain outstanding and were convertible into 3,372,417 shares as of April 14, 2003.

The Company and Westgate have agreed to resolve this dispute by adjusting the conversion formula for the Series B Convertible preferred Stock.  In addition, Westgate and health Holdings have agreed that (i) the Company may issue additional options to purchase up to 1,250,000 shares of Common Stock to employees in accordance with the Naturade, Inc. 1998 Incentive Stock Option Plan, and (ii) Health Holdings will grant to Westgate a proxy to vote 1.041 shares of Common Stock owned by Health Holdings for each share of Common Stock issued on exercise of the new options.  For a description of this settlement, see “Item 1. Business-Private Equity Transactions.”

The net proceeds of the transactions have been used by the Company for working capital and general corporate purposes.

6. STOCKHOLDERS’ EQUITY

Convertible Preferred Stock – During fiscal year ended September 30, 1998, the Company issued 1,250,024 shares of Series A Convertible Preferred Stock (the “shares”) to Health Holdings. The shares paid dividends except in the event of a liquidation or reorganization of the Company. While convertible, the preferred shares had voting rights equivalent to the common stock on as “as converted’ basis. As described more fully in Note 5, Private Equity Transaction, Health Holdings surrendered the shares January 3, 2002.

Employee Stock Option Plan – In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock which may be subject to awards granted pursuant to the Plan. The actual amount of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 832,000 incentive options under the Plan at the weighted average exercise price per share of $0.45 as of December 31, 2002. These options expire seven years from the date of grant.

Director Stock Options – In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03.

Warrants – On January 2, 2002, the Company sold warrants to purchase 33,641,548 shares of Series B Convertible Common Stock. The aggregate purchase price of the warrants was $500,000 and the aggregate exercise price is $3.5 million. This transaction is described more fully in Note 5, Private Equity Transaction.

In 1999, the Company granted 600,000 warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 5, the holders of the warrants agreed they would be exercisable for Non-Voting Common Stock.

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

A summary of the Company’s outstanding stock options and warrants activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price

Outstanding at January 1, 2000	1,875,108	$1.10	1,330,358	$1.12

Granted	140,000	$0.83
Exercised	(588)	$1.25
Expired	(649,520)	$1.30

Outstanding at December 31, 2000	1,365,000	$1.04	962,750	$1.04

Granted	170,000	$0.39
Exercised	(0)	$—
Expired	(20,000)	$1.18

Outstanding at December 31, 2001	1,515,000	$0.98	1,052,750	$1.08

Granted	33,641,548	$.104
Exercised	(0)	$—
Expired	(683,000)	$1.01

Outstanding at December 31, 2002	34,473,548	$0.12	34,321,423	$0.11

The following table summaries information about stock options and warrants outstanding at December 31, 2002

Range of Exercise Prices	Options and Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options and Warrants Exercisable	Weighted Average Exercise Price for Exercisable Options and Warrants
$0.104	33,641,548	2	$0.10	33,641,548	$0.10
$0.15-.875	589,500	2	$0.31	469,625	$0.26
$1.03 -1.13	222,500	1	$1.08	190,250	$1.11
$3.30-3.30	20,000	1	$3.30	20,000	$3.30
	34,473,548		$0.12	34,321,423	$0.11

The estimated weighted average fair value of options or warrants granted during the years ended December 31, 2001 and 2000 are $0.001,and $0.50, respectively. Pursuant to SFAS 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had the compensation cost for the Company stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts presented below:

		Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Net loss: As reported		$(4,101,618)	$(2,727,153)	$(2,131,092)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects		0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(333,710)	(333,710)	(319,290)

	Pro forma	$(4,434,328)	$(3,059,863)	$(2,450,382)

Basic and Diluted net loss per share:	As reported	$(0.05)	$(0.36)	$(0.30)
	Pro forma	$(0.05)	$(0.40)	$(0.35)

The fair value for each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Weighted Average Risk-Free Interest Rate	not applicable	4.41 to 5.21%	6.71%

Expected Life of an Option	not applicable	7 years	7 years

Expected Stock Volatility	not applicable	177%	45%

7. INCOME TAXES

The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Current
Federal	$0	$5,131	$0
State	800	800	800

Total current	$800	$5,931	$800

Deferred
Federal	0	0	0
State	0

Total deferred	0	0	0

Total provision	$800	$5,931	$800

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes due to the following:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Computed tax (benefit) expense	$(644,578)	$(925,215)	$(720,219)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	1,783	3,438	3,555
State income taxes, net of federal tax benefit	528	528	528
State NOL disallowance and others	(285,207)	(137,721)	(576,751)
Change in valuation allowance	(927,474)	1,064,901	1,293,687

	$800	$5,931	$800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities were as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001

Current deferred tax assets (liabilities)
Uniform capitalization	$55,124	$68,836
Accounts Receivable	354,816	379,380
Accrued vacation	33,528	28,996
Inventory reserve	30,040	665,146
State taxes	272	272
Disallowed interest	—	1,005,912
Other	64,695	57,668
Valuation allowance	(538,476)	(2,206,210)
Total current	—	—

Noncurrent deferred tax assets (liabilities):
Net operating losses and credit carryforwards	7,656,335	5,342,467
Depreciation	(24,317)	(77,230)
Stock option	80,325	80,325
Other	(4,003)	(4,003)
Valuation allowance	(7,708,340)	(5,341,559)
Total noncurrent	—	—

Total	$—	$—

As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $20,565,000 that begin expiring in December 2017 and state net operating loss carryforwards of $11,068,000, which begin expiring in December 2002.  A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards.

8. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Employment Agreements – The Company has a four-year employment agreement with its chief executive officer (CEO) that began in March 1998. As amended, the agreement provides for an annual salary of $225,000. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, the employment agreement with the Company’s CEO was amended to allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which would have vested by March 2, 2002, at an exercise price reduced to $0.1477 per share, which equals terms of the Private Equity Transaction. Furthermore, the employment agreement was extended to December 31, 2003.

Consulting Agreements – The Company is a party to a consulting agreement with an affiliate of its majority stockholder, Health Holdings, for $300,000 per year payable quarterly. The agreement is automatically renewable for successive one-year terms so long as Health Holdings or any of its affiliates owns 25% or more of the Company. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, the Company entered into a management and consulting services agreement with Westgate, a principal stockholder, or its affiliates for $100,000 per year payable quarterly for an initial period of five years ending December 31, 2006.

Operating Leases – The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of December 31, 2002 are as follows:

Year Ending December 31	Amount

2003	434,021
2004	414,309
2005	427,624
2006	283,056

Total	$1,559,010

Rent expense charged to operations was $457,230, $431,091 and $446,881 for the years ended December 31, 2002, 2001 and 2000, respectively.

Legal Proceedings .

From time to time, the Company is party to various other claims and litigation that arise in the normal course of business.  While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company’s results of operations or financial condition.

9.  401(k) PLAN

The Company has a 401(k) plan that is available to all employees of the Company who meet certain age and length of service requirements. The plan provides for Company matching contributions equal to 25% of each employee participant’s contribution not to exceed 6% of the employee participant’s compensation. The Company’s contribution to the plan was $13,763, $12,728 and $12,621 for the years ended December 31, 2002, 2001 and 2000, respectively.

10.  SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the CEO.

The Company’s reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. Operating segment data for the years ended December 31, 2002, 2001 and 2000 are as follows:

Distribution Channels

	Health Food	Mass	Total
Year ended December 31, 2002
Sales	$7,366,133	$7,050,218	$14,416,351
Cost of Sales	4,067,120	4,090,487	8,157,607
Gross Profit	$3,299,013	$2,959,731	$6,258,744

	Health Food	Mass	Total
Year ended December 31, 2001
Sales	$8,284,063	$8,357,046	$16,641,109
Cost of Sales	4,714,076	4,576,151	9,290,227
Gross Profit	$3,569,987	$3,780,895	$7,350,882

	Health Food	Mass	Total
Year ended December 31, 2000
Sales	$9,943,008	$5,560,174	$15,503,182
Cost of Sales	5,510,859	2,835,044	8,345,903
Gross Profit	$4,432,149	$2,725,130	$7,157,279

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary unaudited quarterly financial data from continuing operations for 2002 and 2001 is as follows:

Fiscal year ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$3,373,016	$3,235,269	$3,597,557	$4,210,509
Gross Margin	1,487,903	1,261,076	1,579,849	1,929,916
Operating Loss	(645,415)	(639,252)	(459,414)	(66,557)
Net loss	(665,811)	(660,298)	(480,558)	(89,951)
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.00)
Weighted average shares outstanding, basic and diluted	43,813,494	43,813,494	44,236,333	44,533,886

Fiscal year ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$4,189,437	$4,292,233	$3,652,376	$4,507,063
Gross Margin	1,975,809	1,909,232	1,521,517	1,944,324
Operating Loss	(493,665)	(592,049)	(751,716)	(334,620)
Net loss	(637,013)	(742,662)	(890,767)	(456,711)
Net loss per share, basic and diluted	$(0.09)	$(0.10)	$(0.11)	$(0.06)
Weighted average shares outstanding, basic and diluted	7,347,389	7,441,592	7,823,639	7,823,639

12. SUBSEQUENT EVENT

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and Botanicals, LLC, a principal shareholder of the Company, and certain other lenders (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000.  All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”).  The advances under the Loan Agreement will be used for the Company for working capital and general corporate purposes.  In consideration of the extension of credit under the Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit and Security Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%.