Form 10-Q/A
period 2002-03-31
NATURADE INC
filed 2003-05-09
CIK 797167

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

        Naturade, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2002 (the "Report") to restate its financial statements for the three months ended March 31, 2002 and 2001, as more fully discussed in Notes 1 and 8 of the notes to the financial statements. This Amendment No. 1 corrects the Company's first quarter financial statements to reflect the impact of accounting for the amortization of the discount related to the beneficial conversion feature of the Series B Redeemable Preferred Stock issued on January 2, 2002, in accordance with Emerging Issues Task Force issue ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and the recording of a resulting dividend deemed to have been paid by the Company with respect to the preferred stock. This Amendment No. 1 also corrects the Company's first quarter financial statements for 2002 and 2001 to reflect the impact of the adoption of EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products."

        To make these corrections and related changes, the Company is amending and restating Items 1, 2 and 6 of the Report. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Items 1, 2 and 6, as amended, is set forth herein. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Report is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Report, except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Except as specifically indicated, the Report has not been updated to reflect events occurring subsequently to the original filing date.

FORM 10-Q/A
Amendment No. 1 to
QUARTERLY REPORT
Quarter Ended March 31, 2002
TABLE OF CONTENTS

		PAGE NO.
PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001 (audited)	3
	Statements of Operations for the three month periods ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)	4
	Statements of Cash Flows for the three months ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART II:	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24

NATURADE, INC.
Balance Sheets As of
March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,804,605	$55,388
Accounts receivable, net	1,700,549	2,039,617
Inventories, net	1,076,013	1,178,519
Prepaid expenses and other current assets	148,888	357,846
Total current assets	4,730,055	3,631,370
Property and equipment, net	284,100	307,362
Other assets	68,763	54,763
Total assets	$5,082,918	$3,993,495
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,542,250	$2,833,120
Accrued expenses	556,570	654,774
Current portion of Note Payable to Related Party	50,000	50,000
Current portion of long-term debt	1,666,601	1,957,592
Total current liabilities	4,815,421	5,495,486
Long-term portion of Notes Payable to Related Parties, less current maturities	202,345	5,439,983
Long-term debt, less current maturities	60,203	67,399
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series B Convertible Preferred Stock, less discount of $1,928,571 at March 31, 2002, par value $0.0001 per share; authorized 50,000,000 shares; issued and outstanding, 13,540,723 at March 31, 2002 ($2,000,000 redemption value), 0 at December 31, 2001	(115,673)	0
WARRANT	500,000	0
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 43,813,494 at March 31, 2002 and 7,823,639 at December 31, 2001	4,382	783
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at March 31, 2002 and 1,250,024 at December 31, 2001	0	125
Non-Voting Common Stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at March 31, 2002 and 0 at December 31, 2001	0	0
Additional paid-in capital	18,953,372	11,539,611
Accumulated deficit	(19,337,132)	(18,549,892)
Total stockholders' deficit	(379,378)	(7,009,373)
Total liabilities and stockholders' deficit	$5,082,918	$3,993,495

See accompanying notes to financial statements.

NATURADE, INC
Statements of Operations for the
Three Month Periods Ended March 31, 2002 and March 31, 2001

	Three Months Ended March 31, 2002 (Unaudited)	Three Months Ended March 31, 2001 (Unaudited)
Net sales	$3,373,016	$4,189,437
Cost of sales	1,885,113	2,213,628
Gross profit	1,487,903	1,975,809
Costs and expenses:
Selling, general and administrative expenses	2,110,055	2,446,104
Depreciation and amortization	23,263	23,370
Total operating costs and expenses	2,133,318	2,469,474
Operating loss	(645,415)	(493,665)
Other expense:
Interest expense	31,792	145,132
Other expense (income)	(11,396)	(1,784)
Loss before provision for income taxes	(665,811)	(637,013)
Provision for income taxes	—	—
Net loss	$(665,811)	$(637,013)
Less:
Preferred stock dividend	(50,000)	—
Deemed Dividend	(71,429)	—
Net loss applicable to common shares	$(787,240)	$(637,013)
Basic and Diluted Loss per share	$(0.02)	$(0.09)
Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	43,813,494	7,347,389

See accompanying notes to financial statements

NATURADE, INC
Statements of Cash Flows for the
Three Months Ended March 31, 2002 and March 31, 2001

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Cash flows from operating activities:
Net loss	$(665,811)	$(637,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,262	23,370
Provision for bad debt expense	(473,222)	205
Provision for excess and obsolete inventories	(273,796)	16,099
Expense for stock options, warrants and convertible debt	9,443	9,444
Changes in assets and liabilities:
Accounts receivable	812,290	809,435
Inventories	376,302	59,725
Prepaid expenses and other current assets	208,958	(205,384)
Other assets	(14,000)	16,466
Accounts payable and accrued expenses	(439,074)	(352,900)
Net cash used in operating activities:	(435,648)	(260,553)
Cash flows from investing activities:
Purchase of property and equipment	—	(85,366)
Net cash used in investing activities:	—	(85,366)
Cash flows from financing activities:
Net borrowings under line of credit	(291,543)	70,128
Proceeds from issuance of debt to related parties	—	98,296
Payments of long-term debt	(6,644)	(8,250)
Proceeds from issuance of equity	2,483,052	—
Net cash provided by financing activities:	2,184,865	160,174
Net increase (decrease) in cash and cash equivalents	1,749,217	(185,745)
Cash and cash equivalents, beginning of period	55,388	202,648
Cash and cash equivalents, end of period	$1,804,605	$16,903
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$32,777	$57,206
Taxes	$800	$0
Non-cash financing activities:
Conversion of notes payable to related party to common stock	$5,315,702	$—
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$125	$—
Discount related to redeemable convertible preferred stock	$2,000,000	$—
Preferred stock dividend accrued	$50,000	$—
Deemed dividend	$71,429	$—

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

  Subsequently to the issuance of the Company's financial statements for the quarter ended March 31, 2002, the Company determined that in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," it was required to recorded the amortization of the discount related to the beneficial conversion feature of the Series B Convertible Preferred Stock issued on January 2, 2002 over a period of seven years. The Company previously recorded the dividend deemed to result from the beneficial conversion feature in full during the quarter ended March 31, 2002. Accordingly, the Company has restated its financial statements to reflect the seven-year amortization. The restatement also reflects the recording of the dividend that accrues quarterly on the Series B Convertible Preferred Stock, which was previously omitted from financial statements for the quarters ended March 31, 2002 and June 30, 2002, but which was recorded in the financial statements for the quarter ended September 30, 2002. This restatement has no impact on the Company's operating results. The following two tables summarize the impact of this restatement:

	As Previously Reported March 31, 2002	As Revised March 31, 2002
Accrued expenses	$506,570	$556,570
Series B Convertible Preferred Stock	$1,812,898	$(115,673)
Accumulated deficit	$(21,215,703)	$(19,337,132)
	As Previously Reported Three Months Ended March 31, 2002	As Revised Three Months Ended March 31, 2001
Preferred stock dividend	$0	$(50,000)
Deemed Dividend	$(2,000,000)	$(71,429)
Net loss applicable to common shares	$(2,665,811)	$(787,240)
Basic and Diluted Loss per share	$(0.06)	$(0.02)

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
4.
Credit Agreement with Majority Stockholder—In August 1999, the Company entered into a Credit Agreement (the "Credit Agreement") with Health Holdings and Botanicals, LLC ("Health Holdings"), the majority stockholder of the Company. The Credit Agreement allows for advances (the "Advances") of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. During the year ended December 31, 2001, Health Holdings agreed to convert interest earned from October 1, 2000 to September 30, 2001 of $342,406 to the outstanding principal amount as a payment-in-kind resulting in a balance at December 31, 2001 of $4,496,193. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common Stock all of the Company's Credit Agreement debt due to Health Holdings, plus accrued interest of $67,013 for a total debt conversion of $4,563,206.

5.
Loan Agreement with Majority Stockholder and Other Investors—In August 2000, the Company entered into a Loan Agreement (the "Loan Agreement") with Health Holdings and other investors (the "Lender Group"). The Loan Agreement allowed for advances (the "Loan Advances") of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company's Common Stock based on the then fair market value of $0.32. As of December 31, 2001, the Company had borrowed $993,790 under this facility. Of this amount, $741,445 was debt owed to Health Holdings. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common Stock all of the Company's Loan Agreement debt due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company's Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company's Common Stock for the ten trading days prior to the making of a Loan

  Advance or (b) the average closing bid of the Company's common stock for the ten trading days prior to the date of receipt of notice of conversion.

6.
Line of Credit—On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo"), which allows for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described in Note 7, Private Equity Transaction, on December 20, 2001, the terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum sub line of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. Borrowings under the Credit and Security Agreement, which totaled $1,637,466 at March 31, 2002, are collateralized by substantially all assets of the Company. At March 31, 2002, the prime rate was 4.75% and the interest charge under the Credit and Security Agreement was 6.75%. The Credit and Security Agreement contains covenants, which, among other things, require that certain financial ratios be met. As of March 31, 2002, the Company was not in compliance with the minimum adjusted book net worth and minimum net income covenants. The Company is in the process of acquiring a written waiver from Wells Fargo for the noncompliance.

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

  Under the terms of the Private Equity Transaction, if Westgate exercises the Warrants in full, Westgate would hold a total of 47,182,271 shares of Series B Convertible Preferred Stock, which would be convertible into the same number of shares of Common Stock, or 51% of the Company's outstanding Common Stock on a fully diluted basis (subject to adjustment to prevent dilution). In accordance with EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Series B Convertible Preferred Stock has a beneficial conversion feature of $2,000,000 which was recorded as a discount and is being amortized over seven years. Furthermore, the Company has agreed not to issue additional voting securities without Westgate's consent, except on the exercise of outstanding options to purchase Common Stock.

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

8.
Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations. Upon the adoption of EITF 01-9, prior periods amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $71,407 for the three months ended March 31, 2001. In addition, an amount of $9,900 classified to new store openings for the three months ended March 31, 2001 was reclassified to cost of goods sold.

9.
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

  Operating segment data for the three months ended March 31, 2002 and March 31, 2001 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended March 31, 2002
Sales	$1,865,558	$1,507,458	$3,373,016
Cost of Sales	1,005,502	879,611	1,885,113
Gross Profit	$860,056	$627,847	$1,487,903
Three months ended March 31, 2001
Sales	$2,247,862	$1,941,575	$4,189,437
Cost of Sales	1,207,026	1,006,602	2,213,628
Gross Profit	$1,040,836	$934,973	$1,975,809

  Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three months ended March 31, 2002 and March 31, 2001 was as follows:

	United States	International	Total
Three months ended March 31, 2002
Sales	$3,304,419	$68,597	$3,373,016
Cost of Sales	1,839,616	45,497	1,885,113
Gross Profit	$1,464,803	$23,100	$1,487,903
Three months ended March 31, 2001
Sales	$4,083,287	$106,150	$4,189,437
Cost of Sales	2,154,486	59,142	2,213,628
Gross Profit	$1,928,801	$47,008	$1,975,809

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

        All comparisons below are for the three-month period ended March 31, 2002 ("1Q'02) compared to the three months ended March 31, 2001 ("1Q'01").

General

        The Company is a branded natural product marketing company focused on high growth, innovative products designed to nourish the health and well-being of consumers. The Company concentrates on the rapidly expanding soy food market that reached sales of almost $2.5 billion in 2000 and is expected to grow 15% to 20% per year reaching $5 to $6 billion by 2005 according to Soyatech market research dated February 2001. The Company has purposely avoided the vitamin category, which has been flat, while the herbal category has experienced 15% to 25% declines per year since the late nineties. The Company's products include Naturade Total Soy, a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink products and bars, Naturade Soy protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company's products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway and Albertson's), mass merchants (e.g., Wal*Mart, Kmart and Target), club stores (e.g., Sam's Clubs and Costco), drug stores (e.g., CVS, Eckerd and Rite-Aid), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores. Major trends occurring in 1Q'02 included:

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

On January 2, 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate for a total of $2.5 million, (ii) issued 36 million shares of Common Stock in exchange for the cancellation of $5.3 million of outstanding debt and 1.3 million shares of outstanding Series A Convertible Preferred Stock and (iii) amended its bank credit facility. The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment) and bears dividends at the rate of 10% per annum. The Warrants entitle the holder to purchase for $3.5 million additional shares of Series B Convertible Preferred Stock convertible into 33.6 million shares of Common Stock (subject to adjustment). In accordance with generally accepted accounting principles (GAAP), the Series B Convertible Preferred Stock has a beneficial conversion feature of $2 million, which was recorded as a discount and is being amortized over seven years. GAAP states that if a quoted market price exists then that price must be used as the fair market value for purposes of determining the beneficial conversion feature without any adjustment for transferability restrictions, large block factors or time value discounts. Based on the market conditions and financial alternatives then in existence, the Company believes that the share price determined in the Private Equity Transaction represents the fair market value of the Company's Common Stock at that time, given all the facts then available. The net proceeds from the investment will be used by Naturade for working capital and general corporate purposes. For a more complete description of this transaction, see Note 7—Private Equity Transaction.

Results of Operations

  Net Sales

        Total net sales for 1Q'02 decreased $816,421, or 20%, to $3,373,016 from $4,189,437 for 1Q'01 primarily as a result of (i) slower new distribution growth in the mass market, (ii) fewer new product introductions as the Company concentrates on its core product lines and (iii) continued softness in the health food market.

        Mass Market Net Sales.    For 1Q'02, mass market net sales decreased $434,117, or 22%, to $1,507,458 from $1,941,575 for 1Q'01 primarily as a result of a high level of nonrepeatable Naturade Total Soy new distribution in 1Q'01 compared to 1Q'02 which was partially offset by (1) Year 2001 new distribution sales converting into repeat (turn) business in 1Q'02 and (ii) minor Year 2002 new distribution sales to Safeway, Albertson's and Publix.

        The following table illustrates mass-market net sales for 1Q'02 and 1Q'01:

Mass Market Net Sales
($ in 000's)

	Three Months Ended March 31,		Change
	2001	2002	$	%
New Distribution	$563.0	$40.0	(523.0)	(92.9)
Channel Shift	114.8	113.1	(1.7)	(1.5)
Turn Business	1,263.8	1,354.4	90.6	7.2
Total	$1,941.6	$1,507.5	(434.1)	(22.4)

        The growth in the core turn business represents the conversion of Year 2001 new distribution sales into repeat business and targeted promotional activities. For 1Q'02, mass-market turn business net sales increased $90,600, or 7.2%, to $1,354,400 from $1,263,800 for 1Q'01. This channel shift results from certain mass market customers switching their buying patterns from purchasing through health food distributors (classified as health food sales) to direct purchases (classified as mass-market sales).

        Health Food Net Sales.    For 1Q'02, health food net sales decreased $382,304, or 17.0%, to $1,865,558 from $2,247,862 for 1Q'01. This decrease was a result of continued softness in the health food channel, promotional timing differences from key distributors and discontinued products, which accounted for $97,500 of sales in 1Q'01. By factoring in the channel shift from the health food distributors to direct mass market purchases as shown in the above table and the lost 1Q'01 sales due to the Company's decision to discontinue these products, a slightly improved picture emerges. For 1Q'02, core health food net sales are down 6% compared to 1Q'01.

        On a percent of net sales basis, the breakdown of sales between the mass market and health food channels for 1Q'02 virtually matched that of 1Q'01, in spite of the decline in new distribution sales for

1Q'02. For 1Q'02, the mass market net sales represented 44.7% of total net sales compared to 46.3% for 1Q'01.

        For 1Q'02, domestic net sales decreased $778,868, or 19.1%, to $3,304,419 from $4,083,287 for 1Q'01 primarily due to the previously mentioned decline in new distribution mass-market sales and a softness in the health food market. For 1Q'02, international sales decreased $37,553, or 35.4%, to $68,597 from $106,150, as the Company continued to de-emphasize lower margin international business and concentrated on the more profitable domestic business and Canadian business, which is classified as international.

  Gross Profit

        Gross profit as a percentage of net sales for 1Q'02 decreased 3.1% to 44.1% of sales from 47.2% for 1Q'01. The decrease was due to lower sales of NTS ready-to-drink products, plus a lower ratio of other NTS products for 1Q'02, which have a higher gross margin than many of the Company's other products and to an additional reserve for slow moving inventory.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("S, G &A") for 1Q'02 decreased $336,049 to $2,110,055 or 62.6% of net sales from $2,446,104 or 58.4% of net sales for 1Q'01. This decrease is primarily due to a $233,356 decrease in brand expenses and an $80,500 decrease in shipping costs for 1Q'02. The decrease in brand expenses is primarily due to decreases in advertising of $206,097 and trade promotions of $27,246. This decrease in brand expenses is part of the Company's strategy to control overall costs and match brand expenses with proven sales opportunities. While the decrease in shipping costs is partially due to the decline in sales, it is also due to lower shipping costs as the Company negotiated lower shipping rates with freight carriers. These S, G & A declines offset a $92,090 expense incurred in 1Q'02 to record the "In-the-Money" portion of the Company's Chief Executive Officer's stock options triggered by their repricing as required in the Private Equity Transaction. This option repricing created a variable accounting issue per APB 25 and FIN 44. While this repricing has no cash impact on the Company, under generally accepted accounting principles, an additional compensation expense must be recognized in the period incurred.

  Interest Expense

        Interest expense for the 1Q'02 decreased $113,340 compared to 1Q'01 due to the conversion of $5.3 million of Health Holdings convertible debt in January 2002 into 35,989,855 shares of Common Stock of the Company as part of the Private Equity Transaction, thereby reducing overall interest costs. See Note 7 to the Financial Statements.

Liquidity and Capital Resources

        The Company used cash of $435,648 in operating activities in the three months ended March 31, 2002 compared to $260,553 for operating activities for the three months ended March 31, 2001. This increase in cash used in operating activities is primarily due to the Company's operating losses, which were partially offset by improved inventory control for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

        The Company's working capital increased from ($1,864,116) at December 31, 2001 to ($85,336) at March 31, 2002. This increase was largely due to the investment of $2.5 million from the Private Equity Transaction which offset the Company's operating losses for 1Q'02.

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

        The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2002, the Company has an accumulated deficit of $19,337,132, a net working capital deficit of $85,366, a stockholders' capital deficiency of $379,378, has incurred recurring net losses and was not in compliance with two of its bank covenants. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Statements of Financial Accounting Standards

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") issue No. 1-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations. Upon the adoption of EITF 01-9, prior periods amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $71,407 for the three months ended March 31, 2001. In addition, an amount of $9,900 classified to new store openings for the three months ended March 31, 2001 was reclassified to cost of goods sold.

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

  There is substantial doubt as to the Company's ability to continue as a going concern, and the Company will incur further losses

        Naturade's independent accountants have qualified their opinion on the Company's financial statements, expressing substantial doubt concerning the Company's ability to continue as a going concern. At March 31, 2002, the Company had an accumulated deficit of $19,337,132, a net working capital deficit of $85,366 and stockholders' capital deficiency of $379,378. The Company anticipates that it will incur net losses for the immediate future and will need access to additional financing for working capital and to expand its business. Moreover, as of March 31, 2002, the Company was in default of the minimum adjusted book net worth and minimum net income covenants in the Credit and Security Agreement with its principal lender and has not received a written waiver of such default. Without a waiver of such defaults, or a modification of the Credit and Security Agreement, the lender could terminate the agreement and demand immediate payment of the full amount of indebtedness. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002 and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade's Common Stock could lose their entire investment.

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

        Naturade, traditionally a marketer for the health food market, has recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant new costs and risks for Naturade. Mass market merchandise requires greater expenditures for branding. Compared to sales to health food distributors, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed Naturade's short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to Naturade's business.

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

  Stock price

        The market price of the Company's Common Stock is likely to be volatile and could be subject to significant fluctuations in response to the factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of Common Stock and stock market price and volume fluctuations. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company's Common Stock.

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

PART II. Other Information

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

NATURADE, INC. (Registrant)
DATE: May 9, 2003	By:	/s/ Bill D. Stewart Bill D. Stewart Chief Executive Officer
DATE: May 9, 2003	By:	/s/ Stephen M. Kasprisin Stephen M. Kasprisin Chief Financial Officer

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

Date: May 9, 2003	By:	/s/ Bill D. Stewart Bill D. Stewart Chief Executive Officer

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

Date: May 9, 2003	By:	/s/ Stephen M. Kasprisin Stephen M. Kasprisin Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
FORM 10-Q/A Amendment No. 1 to QUARTERLY REPORT Quarter Ended March 31, 2002 TABLE OF CONTENTS
NATURADE, INC. Balance Sheets As of March 31, 2002 and December 31, 2001
NATURADE, INC Statements of Operations for the Three Month Periods Ended March 31, 2002 and March 31, 2001
NATURADE, INC Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001
NATURADE, INC. Notes to Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION