Form 10-Q/A
period 2002-06-30
NATURADE INC
filed 2003-05-09
CIK 797167

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

EXPLANATORY NOTE

        Naturade, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Report") to restate its financial statements for the three and six months ended June 30, 2002 and 2001, as more fully discussed in Notes 1 and 8 of the notes to the financial statements. This Amendment No. 1 corrects the Company's second quarter financial statements to reflect the impact of accounting for the amortization of the discount related to the beneficial conversion feature of the Series B Redeemable Preferred Stock issued on January 2, 2002, in accordance with Emerging Issues Task Force issue ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and the recording of a resulting dividend deemed to have been paid by the Company with respect to the preferred stock. This Amendment No. 1 also corrects the Company's third quarter financial statements for 2002 and 2001 to reflect the impact of the adoption of EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products."

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

FORM 10-Q/A
Amendment No. 1 to
QUARTERLY REPORT
Quarter Ended June 30, 2002

TABLE OF CONTENTS

		PAGE NO.
PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001 (audited)	3
	Statements of Operations for the three and six month period ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)	4
	Statements of Cash Flows for the six month period ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
PART II:	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25

NATURADE, INC.
Balance Sheets As of
June 30, 2002 and December 31, 2001

	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,129,676	$55,388
Accounts receivable, net	899,352	2,039,617
Inventories, net	1,272,509	1,178,519
Prepaid expenses and other current assets	103,276	357,846
Total current assets	3,404,813	3,631,370
Property and equipment, net	263,727	307,362
Other assets	79,105	54,763
Total assets	$3,747,645	$3,993,495
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,199,840	$2,833,120
Accrued expenses	594,065	654,774
Current portion of Note Payable to Related Party	50,000	50,000
Current portion of long-term debt	1,438,832	1,957,592
Total current liabilities	4,282,737	5,495,486
Long-term portion of Notes Payable to Related Parties, less current maturities	202,345	5,439,983
Long-term debt, less current maturities	50,558	67,399
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B less discount of $1,857,142 at June 30, 2002, par value $0.0001 per share; authorized 48,000,000 shares; issued and outstanding, 13,540,723 at June 30, 2002 ($2,000,000 redemption value), 0 at December 31, 2001	(91,744)	0
WARRANT	500,000	0
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 43,813,494 at June 30, 2002 and 7,823,639 at December 31, 2001	4,382	783
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 1,250,024 at December 31, 2001	0	125
Non-Voting Common Stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at June 30, 2002 and 0 at December 31, 2001	12	0
Additional paid-in capital	18,918,214	11,539,611
Accumulated deficit	(20,118,859)	(18,549,892)
Total stockholders' deficit	(1,196,251)	(7,009,373)
Total liabilities and stockholders' deficit	$3,747,645	$3,993,495

See accompanying notes to financial statements.

NATURADE, INC
Statements of Operations for the Three Months and
Six Months Ended June 30, 2002 and June 30, 2001

	Three Months Ended June 30, 2002 (Unaudited)	Three Months Ended June 30, 2001 (Unaudited)	Six Months Ended June 30, 2002 (Unaudited)	Six Months Ended June 30, 2001 (Unaudited)
Net sales	$3,235,269	$4,292,233	$6,608,285	$8,481,670
Cost of sales	1,974,193	2,383,001	3,859,306	4,596,629
Gross profit	1,261,076	1,909,232	2,748,979	3,885,041
Costs and expenses:
Selling, general and administrative expenses	1,878,506	2,477,161	3,988,561	4,923,265
Depreciation and amortization	21,822	24,120	45,085	47,490
Total operating costs and expenses	1,900,328	2,501,281	4,033,646	4,970,755
Operating loss	(639,252)	(592,049)	(1,284,667)	(1,085,714)
Other expense:
Interest expense	30,783	155,150	62,575	300,282
Other expense (income)	(9,737)	(4,537)	(21,133)	(6,321)
Loss before provision for income taxes	(660,298)	(742,662)	(1,326,109)	(1,379,675)
Provision for income taxes	—	—	—	—
Net loss	$(660,298)	$(742,662)	$(1,326,109)	$(1,379,675)
Less:
Preferred stock dividend	(50,000)	—	(100,000)	—
Deemed dividend	(71,429)	—	(142,858)	—
Net loss attributable to common stockholders	$(781,727)	$(742,662)	$(1,568,967)	$(1,379,675)
Basic and Diluted Loss per share	$(0.02)	$(0.10)	$(0.04)	$(0.19)
Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	43,813,494	7,441,592	43,614,655	7,394,491

See accompanying notes to financial statements

NATURADE, INC
Statements of Cash Flows for the Six Months
Ended June 30, 2002 and June 30, 2001

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Cash flows from operating activities:
Net loss	$(1,326,109)	$(1,379,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,085	47,490
Provision for bad debt expense	(171,735)	223,463
Provision for excess and obsolete inventories	(273,796)	16,099
Expense for stock options, warrants and convertible debt	18,888	18,888
Changes in assets and liabilities:
Accounts receivable	1,312,000	669,095
Inventories	179,807	213,101
Prepaid expenses and other current assets	254,570	(85,263)
Other assets	(24,342)	17,420
Accounts payable and accrued expenses	(715,927)	147,858
Net cash used in operating activities:	(701,559)	(111,524)
Cash flows from investing activities:
Purchase of property and equipment	(1,450)	(106,242)
Net cash used in investing activities:	(1,450)	(106,242)
Cash flows from financing activities:
Net borrowings under line of credit	(518,760)	(104,813)
Proceeds from issuance of debt to related parties	—	191,004
Payments of long-term debt	(16,841)	(16,181)
Proceeds from issuance of equity	2,312,898	—
Net cash provided by financing activities:	1,777,297	70,010
Net increase (decrease) in cash and cash equivalents	1,074,288	(147,756)
Cash and cash equivalents, beginning of period	55,388	202,648
Cash and cash equivalents, end of period	$1,129,676	$54,892
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$62,727	$104,871
Taxes	$800	$800
Non-cash financing activities:
Conversion of notes payable and accrued interest to related party into common stock	$5,315,702	$152,400
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$125	0
Discount related to redeemable convertible preferred stock	$2,000,000	0
Issuance of non-voting common stock in connection with Private Equity Transaction	$47,500	0
Preferred stock dividend accrued	$100,000	0
Deemed dividend	$142,858	0

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

  Subsequently to the issuance of the Company's financial statements for the quarter ended June 30, 2002, the Company determined that in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," it was required to recorded the amortization of the discount related to the beneficial conversion feature of the Series B Convertible Preferred Stock issued on January 2, 2002 over a period of seven years. The Company previously recorded the dividend deemed to result from the beneficial conversion feature in full during the quarter ended March 31, 2002. Accordingly, the Company has restated its financial statements to reflect the seven-year amortization. The restatement also reflects the recording of the dividend that accrues quarterly on the Series B Convertible Preferred Stock, which was previously omitted from financial statements for the quarters ended March 31, 2002 and June 30, 2002, but which was recorded in the financial statements for the quarter ended September 30, 2002. This restatement has no impact on the Company's operating results. The following two tables summarize the impact of this restatement:

	As Previously Reported June 30, 2002	As Revised June 30, 2002
Accrued expenses	$494,065	$594,065
Redeemable convertible preferred stock, Series B	$1,765,398	$(91,744)
Accumulated deficit	$(21,876,001)	$(20,118,859)
	As Previously Reported		As Revised
	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Preferred stock dividend	$0	$0	$(50,000)	$(100,000)
Deemed Dividend	$0	$0	$(71,429)	$(142,858)
Net loss applicable to common shares	$(660,298)	$(1,326,109)	$(781,727)	$(1,568,967)
Basic and Diluted Loss per share	$(0.02)	$(0.03)	$(0.02)	$(0.04)

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

8.
Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations. Upon the adoption of EITF 01-9, prior periods amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $116,599and $188,006 for the three and six-month periods ended June 30, 2001 respectively. In addition, amounts of $55,400 and $65,300 classified as new store openings for the three and six -month periods ended June 30, 2001, respectively, were reclassified to cost of goods sold.

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

  Operating segment data for the three and six months ended June 30, 2002 and June 30, 2001 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended June 30, 2002
Sales	$1,854,591	$1,380,678	$3,235,269
Cost of Sales	1,053,808	920,385	1,974,193
Gross Profit	$800,783	$460,293	$1,261,076
Six months ended June 30, 2002
Sales	$3,720,149	$2,888,136	$6,608,285
Cost of Sales	2,059,310	1,799,996	3,859,306
Gross Profit	$1,660,839	$1,088,140	$2,748,979
Three months ended June 30, 2001
Sales	$2,023,152	$2,269,081	$4,292,233
Cost of Sales	1,122,754	1,260,247	2,383,001
Gross Profit	$900,398	$1,008,834	$1,909,232
Six months ended June 30, 2001
Sales	$4,271,014	$4,210,656	$8,481,670
Cost of Sales	2,329,780	2,266,849	4,596,629
Gross Profit	$1,941,234	$1,943,807	$3,885,041

        Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and six months ended June 30, 2002 and June 30, 2001 was as follows:

	United States	International	Total
Three months ended June 30, 2002
Sales	$3,197,912	$37,357	$3,235,269
Cost of Sales	1,951,506	22,687	1,974,193
Gross Profit	$1,246,406	$14,670	$1,261,076
Six months ended June 30, 2002
Sales	$6,502,331	$105,954	$6,608,285
Cost of Sales	3,791,122	68,184	3,859,306
Gross Profit	$2,711,209	$37,770	$2,748,979
	United States	International	Total
Three months ended June 30, 2001
Sales	$4,195,723	$96,510	$4,292,233
Cost of Sales	2,326,007	56,994	2,383,001
Gross Profit	$1,869,716	$39,516	$1,909,232
	United States	International	Total
Six months ended June 30, 2001
Sales	$8,279,010	$202,660	$8,481,670
Cost of Sales	4,480,493	116,136	4,596,629
Gross Profit	$3,798,517	$86,524	$3,885,041

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

Results of Operations

  Net Sales

        Total net sales for the quarter ended June 30, 2002 decreased $1,056,924 or 25%, to $3,235,269 from $4,292,233 for the same period of 2001 primarily as a result of (i) a lack of new distribution growth in the mass market, (ii) no new product introductions as the Company concentrates on its core product lines and (iii) decline in sales of certain mass market customers. Total net sales for the first six months of 2002 decreased $1,873,385, or 22%, to $6,608,285 from $8,481,670 for the same period of 2001 primarily as a result of (i) slower new distribution growth in the mass market and (ii) continued softness in the health food market.

        Mass Market Net Sales.    For the quarter ended June 30, 2002, mass market net sales decreased $888,403, or 39.2%, to $1,380,678from $2,269,081for the same period in 2001 primarily as a result of new distribution of Naturade Total Soy in 2001 that was not repeated in 2002, and which was partially offset by (1) new distribution sales in 2001 converting into repeat (turn) business in the same quarter of 2002 and (ii) minor new distribution sales to Publix in 2002.

        The following table illustrates mass market net sales for the three and six month periods ended June 30, 2002 compared to the three and six month periods ended June 30, 2001:

Mass Market Net Sales
($ in 000's)

	Three Months Ended June 30				Six Months Ended June 30
			Change $				Change $
	2001	2002		%	2001	2002		%
New Distribution	$565.6	$26.0	(539.6)	(95.4)	$1,128.6	$66.0	(1,062.6)	(94.2)
Channel Shift	267.0	0	(267.0)	(100)	381.8	113.1	(268.7)	(70.4)
Turn Business	1,436.5	1,354.7	(81.8)	(5.7)	2,700.3	2,709.0	8.7	.3
Total	$2,269.1	$1,380.7	(888.4)	(39.2)	$4,210.7	$2,888.1	(1,322.6)	(31.4)

        The slight decrease in the core turn business is due to a significant decline in Drug Store segment sales, the slowness in K-Mart sales due to that company's bankruptcy restructuring efforts and other mass market customers, plus a 50% reduction in international sales (classified as mass market), partially offset by continued strong sales to Sam's Clubs and the conversion of new distribution in 2001 sales into repeat business. For the quarter ended June 30, 2002, mass market turn business net sales decreased $81,800, or 5.7%, to $1,354,700 from $1,436,500 for the same period of 2001. Channel shift results from certain mass market customers switching their buying patterns from purchasing through health food distributors (classified as health food sales) to direct purchases (classified as mass market sales). The decline in channel shift sales is due to the fact that all mass market customers who had formally purchased through health food distributors have completed the transition to direct purchasing.

        Health Food Net Sales.    For the quarter ended June 30, 2002, health food net sales decreased $168,561, or 8.3%, to $1,854,591 from $2,023,152 for the same period of 2001. This decrease was a result of continued softness in the health food channel, promotional timing differences from key distributors and discontinued products which accounted for $45,200 of sales in the quarter ended June 30, 2001 partially offset by growth in private label sales. By factoring in the channel shift from the health food distributors to direct mass market purchases as shown in the above table and the lost sales in the second quarter due to the Company's decision to discontinue these products, a slightly improved picture emerges. For the quarter ended June 30, 2002, core health food net sales are down 7% compared to the same period of 2001.

        On a percent of net sales basis, the breakdown of sales between the mass market and health food channels for the quarter ended June 30, 2002 tilted back towards the health food channel when compared to the same period of 2001 with 57% of net sales from health food and 43% from mass market. For the first half of 2002 health food sales represented 56% of total sales, with mass market sales at 44% due to the trend in the second quarter of the year.

        For the quarter ended June 30, 2002, domestic net sales decreased $997,811, or 24%, to $3,197,912 from $4,195,723 for the same period in 2001 primarily due to the previously mentioned decline in new distribution mass market sales and a softness in the health food market. For the quarter ended June 30, 2002, international sales decreased $59,152, or 61%, to $37,358 from $96,510 in the same period of 2001, as the Company continued to de-emphasize lower margin international business and concentrated on the more profitable domestic business and Canadian business, which is classified as international.

  Gross Profit

        Gross profit as a percentage of net sales for the quarter ended June 30, 2002 decreased 5.5% to 39.0% of sales from 44.5% for the same period of 2001. The decrease was due to higher sales of low margin bonus cans and private label products, one-time returns/damaged goods, higher promotional discounts than planned to stimulate sales and lower sales of NTS ready-to-drink products, which carry a higher gross margin than many of the Company's other products.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("S,G &A") for the quarter ended June 30, 2002 decreased $598,655 to $1,878,506 or 58.1% of net sales from $2,477,161 or 57.7% of net sales for the same period of 2001. This decrease is primarily due to a $223,814 decrease in brand expenses and a $221,946 decrease in general and administrative costs for the quarter. As a percent of sales, brand expenses were 20.5% and 20.6%, respectively, for the quarter ended June 30, 2002 and the same period of 2001. The decrease in brand expenses is due to decreases in advertising of $106,230 and trade promotions of $130,965, partially offset by a $26,129 increase in product development costs. The decrease in advertising expenses reflects the Company's strategy to shift brand activity away from general purpose media and towards customer-specific promotions. The decrease in trade promotions is due to the Company's goal to more directly align mass promotional costs with proven sales opportunities. The decrease in general and administrative costs is partially due to the reversal of the additional compensation expense incurred in the first quarter of 2002 to record the "In-the-Money" portion of the Company's Chief Executive Officer's stock options triggered by their repricing as required in the Private Equity Transaction. This option repricing resulted in variable accounting treatment of the options in accordance with the accounting principles of APB 25 and FIN 44. Based on those pronouncements, because the Company's stock price on June 30, 2002 of $0.07 was below the repriced exercise price of $0.1477, the Company reversed the original $92,090 expense. While this repricing has no cash impact on the Company, under the variable accounting guidelines, these repriced stock options must be evaluated at the end of each quarter against the Company's stock price to determine the impact on financial results from operations. General and administrative expenses in the quarter ending June 30, 2002 also declined due to a reduction in Board of Directors expenses and consulting costs.

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

        The Company's working capital increased from a deficit of $1,864,116 at December 31, 2001 to a deficit of $877,924 at June 30, 2002. This increase was largely due to the investment of $2.5 million from the Private Equity Transaction, which offset the Company's operating losses for the second quarter of 2002.

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

        The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2002, the Company has an accumulated deficit of $20,118,859, a negative working capital of $877,924, a stockholders' capital deficiency of $1,196,251, has incurred recurring net losses and was not in compliance with one of its bank covenants. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        The Company's liquidity requirements arise from the funding of its working capital needs, principally inventory and accounts receivable. The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank and other credit facilities, borrowings from principle stockholders and issuance of long-term debt.

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

        The following table summarizes the Company's contractual obligations at June 30, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

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

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations. Upon the adoption of EITF 01-9, prior periods amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $116,599and $188,006 for the three and six-month periods ended June 30, 2001 respectively. In addition, amounts of $55,400 and $65,300 classified as new store openings for the three and six-month periods ended June 30, 2001, respectively, were reclassified to cost of goods sold.

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

  There is substantial doubt as to the Company's ability to continue as a going concern, and the Company will incur further losses

        Naturade's independent accountants have qualified their opinion on the Company's financial statements, expressing substantial doubt concerning the Company's ability to continue as a going concern. At June 30, 2002, the Company had an accumulated deficit of $20,118,859, a negative working capital of $877,924 and stockholders' capital deficiency of $1,196,251. The Company anticipates that it will incur net losses for the immediate future and will need access to additional financing for working capital and to expand its business. Moreover, as of June 30, 2002, the Company was in default of the minimum book net worth covenant in the Credit and Security Agreement with its principal lender and has not received a written waiver of such default. Without a waiver of such default, or a modification of the Credit and Security Agreement, the lender could terminate the agreement and demand immediate payment of the full amount of indebtedness. If unpaid, the lender could foreclose on the collateral for the indebtedness which is substantially all of the assets of the Company. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002 and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade's Common Stock could lose their entire investment.

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
  (b)
  Reports on Form 8-K: NONE

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Report on Form 10-Q to be signed on its behalf by the undersigned and hereunto duly authorized.

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

QuickLinks

EXPLANATORY NOTE
FORM 10-Q/A Amendment No. 1 to QUARTERLY REPORT Quarter Ended June 30, 2002
TABLE OF CONTENTS
NATURADE, INC. Balance Sheets As of June 30, 2002 and December 31, 2001
NATURADE, INC Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and June 30, 2001
NATURADE, INC Statements of Cash Flows for the Six Months Ended June 30, 2002 and June 30, 2001
NATURADE, INC. Notes to Financial Statements
Major Customer Table
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Mass Market Net Sales ($ in 000's)
Payments Due by Period
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION