Form 10-Q/A
period 2002-09-30
NATURADE INC
filed 2003-05-09
CIK 797167

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

EXPLANATORY NOTE

        Naturade, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report") to restate its financial statements for the for the three and nine months ended September 30, 2002 and 2001, as more fully discussed in Notes 1 and 8 of the notes to the financial statements. This Amendment No. 1 corrects the Company's third quarter financial statements to reflect the impact of accounting for the amortization of the discount related to the beneficial conversion feature of the Series B Redeemable Preferred Stock issued on January 2, 2002, in accordance with Emerging Issues Task Force issue ("EITF") No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and the recording of a resulting dividend deemed to have been paid by the Company with respect to the preferred stock. This Amendment No. 1 also corrects the Company's second quarter financial statements for 2002 and 2001 to reflect the impact of the adoption of EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products."

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

FORM 10-Q/A
Amendment No. 1 to
QUARTERLY REPORT
Quarter Ended September 30, 2002

TABLE OF CONTENTS

		PAGE NO.
PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001 (audited)	3
	Statements of Operations for the three and nine month periods ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)	4
	Statements of Cash Flows for the nine month periods ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART II:	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24
CERTIFICATIONS		25

NATURADE, INC.
Balance Sheets
As of September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$817,129	$55,388
Accounts receivable, net	815,264	2,039,617
Inventories, net	1,030,924	1,178,519
Prepaid expenses and other current assets	183,776	357,846
Total current assets	2,847,093	3,631,370
Property and equipment, net	248,723	307,362
Other assets	78,594	54,763
Total assets	$3,174,410	$3,993,495
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,114,050	$2,833,120
Accrued expenses	495,431	654,774
Current portion of Note Payable to Related Party	202,345	50,000
Current portion of long-term debt	1,425,893	1,957,592
Total current liabilities	4,237,719	5,495,486
Long-term portion of Notes Payable to Related Parties, less current maturities	0	5,439,983
Long-term debt, less current maturities	45,374	67,399
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series B Convertible Preferred Stock, less discount of $1,785,713 at September 30, 2002, par value $0.0001 per share; authorized 48,000,000 shares; issued and outstanding, 13,540,723 at September 30, 2002 ($2,000,000 redemption value), 0 at December 31, 2001	129,944	0
WARRANT	500,000	0
STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at September 30, 2002 and 7,823,639 at December 31, 2001	4,452	783
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at September 30, 2002 and 1,250,024 at December 31, 2001	0	125
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at September 30, 2002 and 0 at December 31, 2001	12	0
Additional paid-in capital	18,978,014	11,539,611
Accumulated deficit	(20,721,105)	(18,549,892)
Total stockholders' deficit	(1,738,627)	(7,009,373)
Total liabilities and stockholders' deficit	$3,174,410	$3,993,495

See accompanying notes to financial statements.

NATURADE, INC
Statements of Operations for the Three Months and
Nine Months Ended September 30, 2002 and September 30, 2001

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,597,557	$3,652,376	$10,205,842	$12,134,046
Cost of sales	2,017,708	2,130,859	5,877,014	6,727,488
Gross profit	1,579,849	1,521,517	4,328,828	5,406,558
Costs and expenses:
Selling, general and administrative expenses	2,018,420	2,248,719	6,006,981	7,171,984
Depreciation and amortization	20,843	24,514	65,928	72,004
Total operating costs and expenses	2,039,263	2,273,233	6,072,909	7,243,988
Operating loss	(459,414)	(751,716)	(1,744,081)	(1,837,430)
Other expense:
Interest expense	24,894	138,666	87,469	438,948
Other expense (income)	(4,550)	(415)	(25,683)	(6,736)
Loss before provision for income taxes	(479,758)	(889,967)	(1,805,867)	(2,269,642)
Provision for income taxes	800	800	800	800
Net loss	$(480,558)	$(890,767)	$(1,806,667)	$(2,270,442)
Less:
Preferred Stock Dividends	(52,445)	0	(152,445)	0
Deemed Dividend	(71,429)	0	(214,287)	0
Net Loss Attributable to Common Shareholders	$(604,432)	$(890,767)	$(2,173,399)	$(2,270,442)
Basic and Diluted Loss per share	$(0.01)	$(0.11)	$(0.05)	$(0.30)
Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	44,236,333	7,823,639	43,824,158	7,537,540

See accompanying notes to financial statements

NATURADE, INC
Statements of Cash Flows for the Nine Months
Ended September 30, 2002 and September 30, 2001

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Cash flows from operating activities:
Net loss	$(1,806,667)	$(2,270,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,928	72,004
Provision for bad debt expense	13,024	227,251
Provision for excess and obsolete inventories	(273,796)	90,647
Expense for stock options, warrants and convertible debt	28,332	28,332
Changes in assets and liabilities:
Accounts receivable	1,211,329	813,361
Inventories	421,391	667,915
Prepaid expenses and other current assets	174,070	(176,585)
Other assets	(23,831)	20,586
Accounts payable and accrued expenses	(799,924)	97,153
Net cash used in operating activities:	(990,144)	(429,778)
Cash flows from investing activities:
Purchase of property and equipment	(7,289)	(136,717)
Net cash used in investing activities:	(7,289)	(136,717)
Cash flows from financing activities:
Net borrowings under line of credit	(532,195)	(198,468)
Proceeds from issuance of debt to related parties	—	586,589
Payments of long-term debt	(21,529)	(24,274)
Proceeds from issuance of equity	2,312,898	—
Net cash provided by financing activities:	1,759,174	363,847
Net increase (decrease) in cash and cash equivalents	761,741	(202,648)
Cash and cash equivalents, beginning of period	55,388	202,648
Cash and cash equivalents, end of period	$817,129	$0
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$88,806	$141,526
Taxes	$800	$800
Non-cash financing activities:
Conversion of notes payable and accrued interest to related party into common stock	$5,366,131	$152,400
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$125	—
Discount related to redeemable convertible preferred stock	$2,000,000	—
Preferred stock dividend accrued	$150,259	—
Deemed discount	$214,287	—
Issuance of non-voting common stock in connection with Private Equity Transaction	$47,500	—

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

        Subsequently to the issuance of the Company's financial statements for the quarter ended September 30, 2002, the Company determined that in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," it was required to recorded the amortization of the discount related to the beneficial conversion feature of the Series B Redeemable Preferred Stock issued on January 2, 2002 over a period of seven years. The Company previously recorded the dividend deemed to result from the beneficial conversion feature in full during the quarter ended March 31, 2002. Accordingly, the Company has restated its financial statements to reflect the seven-year amortization. This restatement has no impact on the Company's operating results. The following two tables summarize the impact of this restatement:

	As Previously Reported September 30, 2002	As Revised September 30, 2002
Series B Convertible Preferred Stock	$1,915,657	$129,944
Accumulated deficit	$(22,506,818)	$(20,721,105)
	As Previously Reported		As Revised
	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Deemed Dividend	$0	$(2,000,000)	(71,429)	(214,287)
Net loss applicable to common shares	$(533,003)	$(3,956,926)	$(604,432)	$(2,173,399)
Basic and Diluted Loss per share	$(0.01)	$(0.09)	$(0.01)	$(0.05)

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

        Under the terms of the Private Equity Transaction, if Westgate exercises the Warrants in full, Westgate would hold a total of 47,182,271 shares of Series B Convertible Preferred Stock which would be convertible into the same number of shares of Common Stock, or 51% of the Company's outstanding Common Stock on a fully diluted basis (subject to adjustment to prevent dilution). Furthermore, the Company has agreed not to issue additional voting securities without Westgate's consent, except on the exercise of outstanding options to purchase Common Stock.. The Series B Convertible Preferred Stock had a beneficial conversion feature of $2,000,000 which was recorded as a discount and is being amortized over seven years.

        The net proceeds of the transactions are being used by the Company for working capital and general corporate purposes.

        8.    Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations. Upon the adoption of EITF 01-9, prior periods amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $163,185 and $346,631 for the three and nine-month periods ended September 30, 2001 respectively. In addition, amounts of $25,300 and $90,000 classified as new store openings for the three and nine-month periods ended September 30, 2001, respectively, were reclassified to cost of goods sold.

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

        Operating segment data for the three and nine months ended September 30, 2002 and September 30, 2001 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended September 30, 2002
Sales	$1,755,143	$1,842,414	$3,597,557
Cost of Sales	949,885	1,067,823	2,017,708
Gross Profit	$805,258	$774,591	$1,579,849
Nine months ended September 30, 2002
Sales	$5,475,292	$4,730,550	$10,205,842
Cost of Sales	3,009,195	2,867,819	5,877,014
Gross Profit	$2,466,097	$1,862,731	$4,328,828
Three months ended September 30, 2001
Sales	$1,889,189	$1,763,187	$3,652,376
Cost of Sales	1,140,198	990,661	2,130,859
Gross Profit	$748,991	$772,526	$1,521,517
Nine months ended September 30, 2001
Sales	$6,160,203	$5,973,843	$12,134,046
Cost of Sales	3,469,978	3,257,510	6,727,488
Gross Profit	$2,690,225	$2,716,333	$5,406,558

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

Results of Operations

  Net Sales

        Total net sales for the quarter ended September 30, 2002 decreased $54,819, or 1.5%, to $3,597,557 from $3,652,376 for the same period of 2001 primarily as a result of (i) decline in sales to a main health food distributor and (ii) loss of distribution to a key mass market customer who has approved new distribution effective January 2003 partially offset by (iii) initial distribution to the third largest Club customer in the country. Total net sales for the first nine months of 2002 decreased $1,928,204, or 15.9%, to $10,205,842 from $12,134,046 for the same period of 2001 primarily as a result of (i) non-repeatable new distribution in 2001 as the Company completed it's sell-in of Naturade Total Soy to all major mass market customers and (ii) continued softness in the health food market.

        Mass Market Net Sales.    For the quarter ended September 30, 2002, mass market net sales increased $79,227, or 4.5%, to $1,842,414 from $1,763,187 for the same period in 2001 primarily as a result of initial distribution to the third largest Club customer in the country which offset the loss of distribution to another key mass market customer who has approved new distribution effective January 2003.

        The following table illustrates mass market net sales for the three and nine month periods ended September 30, 2002 compared to the three and nine month periods ended September 30, 2001:

Mass Market Net Sales
(dollars in thousand's)

	Three Months Ended September 30				Nine Months Ended September 30
	2001	2002	Change $	%	2001	2002	Change $	%
New Distribution	$153.6	$262.1	108.5	70.6	$1,282.2	$328.1	(954.1)	(74.4)
Channel Shift	186.4	0	(186.4)	(100.0)	568.2	123.1	(445.1)	(78.3)
Turn Business	1,423.2	1,580.3	157.1	11.0	4,123.4	4,279.4	156.0	3.8
Total	$1,763.2	$1,842.4	79.2	4.5	$5,973.8	$4,730.6	(1,243.2)	(20.8)

        The slight increase in the core turn business is due to continued strong sales to Sam's Clubs and the conversion of 2001 distribution into 2002 repeat business. These sales gains were partially offset by a decline in Drug Store segment sales, soft K-Mart sales due to that company's bankruptcy restructuring efforts, and a 50% reduction in international sales (classified as mass market). For the quarter ended September 30, 2002, mass market turn business net sales increased $157,100, or 11.0%, to $1,580,300 from $1,423,200 for the same period of 2001. Distribution channel shift results from certain mass market customers switching their buying patterns from purchasing through health food distributors (classified as health food sales) to direct purchases (classified as mass market sales). The decline in distribution channel shift sales is due to the fact that most mass market customers who had formally purchased through health food distributors have completed the transition to direct purchasing.

        Health Food Net Sales.    For the quarter ended September 30, 2002, health food net sales decreased $134,046, or 7.1%, to $1,755,143 from $1,889,189 for the same period of 2001. This decrease was a result of softness in one of the Company's main health food distributors partially offset by new product introductions. By factoring in the channel shift from the health food distributors to direct mass market purchases as shown in the above table (albeit reduced from a year earlier) and the lost sales in the third quarter due to the Company's decision to discontinue these products, a slightly improved picture emerges. By incorporating these mitigating factors, core health food net sales are down 5% for the quarter ended September 30, 2002, compared to the same period of 2001.

        On a percent of net sales basis, the breakdown of sales between the mass market and health food channels for the quarter ended September 30, 2002 slightly emphasized the mass market channel when compared to the same period of 2001, with 51% of net sales from mass market and 49% from health food. For the first nine months of 2002 health food sales represented 54% of total sales, with mass market sales at 46%.

  Gross Profit

        Gross profit as a percentage of net sales for the quarter ended September 30, 2002 increased 2.2% to 43.9% of sales from 41.7% for the same period of 2001. The increase was due to an additional reserve for slow moving inventory recorded in 2001 that was not repeated in 2002 partially offset by new product label set-up costs incurred in 2002. Since these costs are charged against cost of sales, the lower 2002 charges effectively increased gross profit for the quarter ended September 30, 2002.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the quarter ended September 30, 2002 decreased $230,299 to $2,018,420 or 56.1% of net sales from $2,248,719 or 61.6% of net sales for the same period of 2001. This decrease is primarily due to a $197,443 decrease in brand expenses, a $52,662 decrease in general and administrative costs and a $30,679 decrease in warehouse operations which consist of personnel and supplies. As a percent of sales, brand expenses were 19.2% and 24.1%, respectively, for the quarter ended September 30, 2002 and the same period of 2001. The decrease in brand expenses is due to decreases in trade promotions of $121,103 and consumer promotions of $80,075, partially offset by a $7,449 increase in public relations. The decrease in trade and consumer promotions is due to the Company's efforts to align mass promotional costs more directly with proven sales opportunities. The decrease in general and administrative costs is due to a reduction in Board of Directors expenses and consulting costs.

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

        The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2002, the Company has an accumulated deficit of $20,721,105, a negative working capital of $1,390,625 a stockholders' capital deficiency of $1,738,627 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        The following table summarizes the Company's contractual obligations at September 30, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

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

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations. Upon the adoption of EITF 01-9, prior periods amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $163,185 and $346,631 for the three and nine month periods ended September 30, 2001 respectively. In addition, amounts of $25,300 and $90,000 classified as new store openings for the three and nine month periods ended September 30, 2001, respectively, were reclassified to cost of goods sold.

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

  There is substantial doubt as to the Company's ability to continue as a going concern, and the Company will incur further losses

        Naturade's independent accountants have qualified their opinion on the Company's financial statements, expressing substantial doubt concerning the Company's ability to continue as a going concern. At September 30, 2002, the Company had an accumulated deficit of $20,721,105, a negative working capital of $1,390,625 and stockholders' capital deficiency of $1,738,627. The Company anticipates that it will incur net losses for the immediate future and will need access to additional financing for working capital and to expand its business. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002 and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain waivers or modifications of the Credit and Security Agreement, if needed. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade's Common Stock could lose their entire investment.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.35:	Amendment No. 5 to Credit and Security Agreement between the Company and Wells Fargo Business Credit, dated September 19, 2002 (incorporated by reference to the Company's Quarterly Report on 10-Q for the period ended September 30, 2003, filed with the Commission on November 14, 2002).
	Exhibit 99.1:	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K: NONE

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report on Form 10-Q to be signed on its behalf by the undersigned and hereunto duly authorized.

NATURADE, INC. (Registrant)
DATE: May 9,2003	By:	/s/ Bill D. Stewart Bill D. Stewart Chief Executive Officer
DATE: May 9,2003	By:	/s/ Stephen M. Kasprisin Stephen M. Kasprisin Chief Financial Officer

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

QuickLinks

EXPLANATORY NOTE
FORM 10-Q/A Amendment No. 1 to QUARTERLY REPORT Quarter Ended September 30, 2002
TABLE OF CONTENTS
NATURADE, INC. Balance Sheets As of September 30, 2002 and December 31, 2001
NATURADE, INC Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and September 30, 2001
NATURADE, INC Statements of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001
NATURADE, INC. Notes to Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Mass Market Net Sales (dollars in thousand's)
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION