Form 10-Q
period 2003-03-31
NATURADE INC
filed 2003-05-15
CIK 797167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(714) 573-4800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 44,533,886 shares as of May 13, 2003.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended March 31, 2003

NATURADE, INC.

Balance Sheets
As of March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$401,779	$722,583
Accounts receivable, net	1,183,797	1,427,058
Inventories, net	1,125,239	1,689,131
Prepaid expenses and other current assets	256,493	105,135
Total current assets	2,967,308	3,943,907

Property and equipment, net	209,524	228,723
Other assets	58,594	49,594
Total assets	$3,235,426	$4,222,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,584,169	$2,750,477
Accrued expenses	527,821	604,194
Current portion of Note Payable to Related Party	202,345	202,345
Current portion of long-term debt	1,272,996	1,816,662
Total current liabilities	4,587,331	5,373,678

Long-term portion of Notes Payable to Related Parties, less current maturities

Long-term debt, less current maturities	29,942	37,735

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B, less discount of $1,642,857 at March 31, 2003, and $1,714,286 at December 31, 2002, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 13,540,723 at March 31, 2003 and December 31, 2002 ($2,000,000 redemption value)	382,666	256,112

WARRANT	500,000	500,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at March 31, 2003 and December 31, 2002	4,453	4,453
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at March 31, 2003 and December 31, 2002	12	12

Additional paid-in capital	18,987,458	18,987,458
Accumulated deficit	(21,256,436)	(20,937,224)
Total stockholders’ deficit	(2,264,513)	(1,945,301)
Total liabilities and stockholders’ deficit	$3,235,426	$4,222,224

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three-Month Periods
Ended March 31, 2003 and March 31, 2002

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(Unaudited)	(Unaudited)

Net sales	$3,866,055	$3,373,016

Cost of sales	2,078,236	1,885,113

Gross profit	1,787,819	1,487,903

Costs and expenses:
Selling, general and administrative expenses	1,933,129	2,110,055
Depreciation and amortization	19,198	23,263

Total operating costs and expenses	1,952,327	2,133,318

Operating loss	(164,508)	(645,415)

Other expense:
Interest expense	30,295	31,792
Other expense (income)	(2,944)	(11,396)

Loss before provision for income taxes	(191,859)	(665,811)

Provision for income taxes	800	—

Net loss	$(192,659)	$(665,811)
Less:
Preferred Stock Dividend	(55,124)	(50,000)
Deemed Dividend	(71,429)	(71,429)

Net loss applicable to common shares	$(319,212)	$(787,240)

Basic and Diluted Loss per share	$(0.01)	$(0.02)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	44,533,886	43,813,494

See accompanying notes to financial statements.

NATURADE, INC

Statements of Cash Flows for the Three Months Ended
March 31, 2003 and March 31, 2002

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(192,659)	$(665,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,199	23,262
Provision for bad debt expense	(111,257)	(473,222)
Provision for excess and obsolete inventories		(273,796)
Expense for stock options, warrants and convertible debt		9,443
Changes in assets and liabilities:
Accounts receivable	354,518	812,290
Inventories	563,892	376,302
Prepaid expenses and other current assets	(151,359)	208,958
Other assets	(9,000)	(14,000)
Accounts payable and accrued expenses	(242,679)	(439,074)
Net cash provided by (used in) operating activities:	230,655	(435,648)

Cash flows from financing activities:
Net borrowings under line of credit	(544,263)	(291,543)
Payments of long-term debt	(7,196)	(6,644)
Proceeds from issuance of equity	—	2,483,052
Net cash (used in) provided by financing activities:	(551,459)	2,184,865

Net increase (decrease) in cash and cash equivalents	(320,804)	1,749,217
Cash and cash equivalents, beginning of period	722,583	55,388
Cash and cash equivalents, end of period	$401,779	$1,804,605

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
Interest	$30,405	$32,777
Taxes	$800	$800

Non-cash financing activities:
Conversion of notes payable to related party to
common stock	$—	$5,315,702
Surrender of preferred stock for cancellation without
conversion in exchange for common stock	$—	$125
Discount related to redeemable convertible preferred stock	$—	$2,000,000
Preferred stock dividend accrued	$55,124	$50,000
Deemed dividend	$71,429	$71,429

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein includes all adjustments necessary for fair presentation of the financial statements. All such adjustments are of a normal recurring nature. These financial statements do not include all disclosures associated with the Company’s annual financial statements on Form 10-K and accordingly, should be read in conjunction with such statements.

2.                                       Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)

Raw Materials	$184,364	$224,033
Finished Goods	1,012,976	1,537,199
Subtotal	1,197,340	1,761,232
Less: Reserve for Excess and Obsolete Inventories	(72,101)	(72,101)

	$1,125,239	$1,689,131

3.                                       The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of March 31, 2003 are as follows:

Year	Amount

2003 (April-December)	$313,100
2004	414,305
2005	427,624
2006	283,056

Total	$1,438,085

4.                                       Credit Agreement with Majority Shareholder—In August 1999, the Company entered into a Credit Agreement (the “Credit Agreement”) with Health Holdings and Botanicals, LLC (“Health Holdings”), the majority stockholder of the Company. The Credit Agreement allows for advances (the “Advances”) of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. During the year ended December 31, 2001, Health Holdings agreed to convert interest earned from October 1, 2000 to September 30, 2001 of $342,406 to the outstanding principal amount as a payment-in-kind resulting in a balance at December 31, 2001 of $4,496,193. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common

Stock all of the Company’s Credit Agreement debt due to Health Holdings, plus accrued interest of $67,013 for a total debt conversion of $4,563,206.

5.                                       Loan Agreement with Majority Shareholder and Other Investors—In August 2000, the Company entered into a Loan Agreement (the “Loan Agreement”) with Health Holdings and other investors (the “Lender Group”). The Loan Agreement allowed for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company’s Common Stock based on the then fair market value of $0.32. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common Stock all of the Company’s Loan Agreement debt due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496.

The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company’s Common Stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company’s common stock for the ten trading days prior to the date of receipt of notice of conversion. On August 8, 2002, one investor (a member of the Board of Directors) converted debt of $50,000 which was due September 11, 2002 plus accrued interest of $427 into Common Stock, receiving a total of 720,392 shares of the Company’s common Stock based on the then fair market value of $0.07.

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

6.                                       Line of Credit— On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit, Inc. (Wells Fargo) that initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described in Note 7, Private Equity Transaction, on December 20, 2001, terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. On September 19, 2002, the terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults, reducing the credit availability of the Company to a maximum of $4,325,000, requiring that the Company maintain certain minimum levels of cash, and reducing the covenants regarding minimum net income and minimum book net worth.  In consideration of the extension of credit under the Loan Agreement on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit and Security Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. Borrowings under the Credit and Security Agreement, which totaled $1,242,735 at March 31, 2003, are collateralized by substantially all assets of the Company. At March 31, 2003 the prime rate was 4.25% and the interest charge under the Credit and Security Agreement was 8.75%. The Credit and Security Agreement contains covenants, which, among other things, require that certain financial ratios be met. As of March 31, 2003, the Company was in compliance with all covenants.

7.                                       Private Equity Transaction— On January 2, 2002, the Company privately sold 13,540,723 shares of Series B Convertible Preferred Stock (the “shares”) for $2 million, and warrants to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock at an aggregate exercise price of $3.5 million (the “Warrants”), for $500,000. The shares and Warrants were purchased by Westgate Equity Partners, L.P. (“Westgate”). The Series B Convertible Preferred Stock bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. On the seventh anniversary of its issuance, the Series B Convertible Preferred Stock will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of Directors of the Company were elected exclusively by the holders of the Series B Convertible Preferred Stock voting as a separate class.

The Company may redeem the Series B Convertible Preferred Stock at any time prior to December 31, 2004 if the Company receives a bona fide offer from a third party to invest equity capital in the Company and the holders of the Series B Convertible Preferred Stock do not make a Qualified Counter-Offer.  A “Qualified Counter-Offer” is a written offer for an equity investment in the Company that will yield gross proceeds in excess of the third party’s offer (but need not exceed $3,500,000), and which either (A) is accomplished through the exercise of some or all of the Warrants, or (B) will provide capital on the same or better terms as the third party offer.  The Series B Convertible Preferred Stock had a beneficial conversion feature of $2,000,000, which was recorded as a discount and is being amortized over seven years.

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

The Company and Westgate agreed to resolve this dispute by adjusting the conversion formula for the Series B Convertible preferred Stock.  In addition, Westgate and Health Holdings agreed that (i) the Company may issue additional options to purchase up to 1,250,000 shares of Common Stock to employees in accordance with the Naturade, Inc. 1998 Incentive Stock Option Plan, and (ii) Health Holdings will grant to Westgate a proxy to vote

1.041 shares of Common Stock owned by Health Holdings for each share of Common Stock issued on exercise of the new options.

The net proceeds of the transactions have been used by the Company for working capital and general corporate purposes.

8.                                      Stock Based Compensation

Employee Stock Option Plan – In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock which may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 832,000 incentive options under the Plan at the weighted average exercise price per share of $0.45 as of March 31, 2003. These options expire seven years from the date of grant.

Director Stock Options – In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03.

Warrants – On January 2, 2002, the Company sold warrants to purchase 33,641,548 shares of Series B Convertible Common Stock. The aggregate purchase price of the warrants was $500,000 and the aggregate exercise price is $3.5 million. This transaction is described more fully in Note 7, Private Equity Transaction.

In 1999, the Company granted 600,000 warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 7, the holders of the warrants agreed they would be exercisable for Non-Voting Common Stock.

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

A summary of the Company’s outstanding stock options and warrants activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise price
Outstanding at December 31, 2002	34,473,548	$0.12	34,321,423	$0.11
Granted	0
Exercised	0
Expired	(20,000)	$3.30
Outstanding at March 31, 2003	34,453,548	$0.11	34,311,673	$0.12

The following table summaries information about stock options and warrants outstanding at March 31, 2003

Range of Exercise Prices	Options and Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options and Warrants Exercisable	Average Exercise Price for Exercisable Options and Warrants
$0.104	33,641,548	2	$0.10	33,641,548	$0.10
$0.15-.875	589,500	2	$0.31	479,625	$0.26
$1.03 -1.13	222,500	1	$1.08	190,250	$1.11

	34,453,548		$0.11	34,311,423	$0.12

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

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net loss: As reported	$(192,658)	$(665,811)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74,036)	(83,427)

Pro forma	$(266,694)	$(749,238)

Basic and Diluted
Net loss per share: As reported	$(0.01)	$(0.02)
Pro forma	$(0.01)	$(0.02)

9.                                       Segment Reporting - Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.

Operating segment data for the three months ended March 31, 2003 and March 31, 2002 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total

Three months ended March 31, 2003
Sales	$2,026,425	$1,839,630	$3,866,055
Cost of Sales	1,057,821	1,020,415	2,078,236
Gross Profit	$968,604	$819,215	$1,787,819
Three months ended March 31, 2002
Sales	$1,865,558	$1,507,458	$3,373,016
Cost of Sales	1,005,502	879,611	1,885,113
Gross Profit	$860,056	$627,847	$1,487,903

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three months ended March 31, 2002 and March 31, 2001 was as follows:

	United States	International	Total

Three months ended March 31, 2003
Sales	$3,788,115	$77,940	$3,866,055
Cost of Sales	2,031,583	46,653	2,078,236
Gross Profit	$1,756,532	$31,287	$1,787,819
Three months ended March 31, 2002
Sales	$3,304,419	$68,597	$3,373,016
Cost of Sales	1,839,616	45,497	1,885,113
Gross Profit	$1,464,803	$23,100	$1,487,903

During the three months ended March 31, 2003 and 2002, the Company had sales to customers in excess of 10% of the Company’s total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales

March 31, 2003	$960,100	24.8	$761,900	19.7	$561,800	14.5
March 31, 2002	$547,600	16.2	$603,900	17.9	$655,000	19.4

10.                                 Guarantees-In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5,57 and 107 and recission of FIN 34.” The following is a summary of the Company’s agreements that the company has determined is within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of March 31, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, and customers, landlords and (ii) its agreements with investors.  Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights.  These indemnification provisions generally survive the termination of the underlying agreement.  In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the Company believes the estimated fair value of these provisions is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. Future results may be subject to numerous factors, many of which are beyond the control of the Company. Such risk factors include, without limitation, the risks set forth below under “Risk Factors.” The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

All comparisons below are for the three-month period ended March 31, 2003 (“1Q’03) compared to the three-months ended March 31, 2002 (“1Q’02”).

General

The Company is a branded natural products marketing company focused on high growth, innovative products designed to nourish the health and well-being of consumers. The Company concentrates on the rapidly expanding soy food market which reached sales of almost $2.5 billion in 2002 and is expected to grow 15% to 20% per year reaching $5 to $6 billion by 2005 according to Soyatech market research dated February 2001. The Company has purposely avoided the vitamin category which has been flat, while the herbal category has experienced 15% to 25% declines per year since the late nineties. The Company’s products include Naturade Total Soy, a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink products and bars, Naturade Soy protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company’s products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway and Albertson’s), mass merchants (e.g., Wal*Mart, Kmart and Target), club stores (e.g., Sam’s Clubs and Costco), drug stores (e.g., CVS, Eckerd and Rite-Aid), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.

Critical Accounting Policies and Use of Estimates

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

Results of Operations

Net Sales.

Total net sales for 1Q’03 increased $493,039, or 15%, to $3,866,055 from $3,373,016 for 1Q’02, primarily as a result of new distribution growth in the mass market and in managements opinion, a reduction in the decline in the health food market overall.

Mass Market Net Sales.  For 1Q’03, mass market net sales increased $332,172 or 22.0% to $1,839,630 from $1,507,458 for 1Q’02, primarily as a result of new distribution sales initiated in 2002 converting into repeat (turn) business in 1Q’03, combined with increased penetration into club stores such as Sam’s Club and BJ’s Wholesale.

Health Food Net Sales.  For 1Q’03, health food net sales increased $160,867, or 8.6%, to $2,026,425 from $1,865,558 for 1Q’02. This increase was a result of the increased distributionby a distributor who newly assumed the distribution of a major retail account, coupled with continued success in introducing existing and new products  into additional retail outlets.

Channels of Distribution On a percent of net sales basis, the breakdown of sales between the mass market and health food channels for 1Q’03 was 52.4% for the health food channel and 47.6% for the mass market channel compared to 55.3% in the health food channel and 44.7% in the mass market channel in 1Q’02.  Management believes the Company’s strategy to increase mass distribution is responsible for these positive results.

For 1Q’03, domestic net sales increased $483,696 or 14.6%, to $3,788,115 from $3,304,419 for 1Q’02 primarily due to the previously mentioned increase in new distribution in the mass market and increased health food sales.  For 1Q’03, international sales increased $9,343, or 13.6%, to $77,940 from $68,597, as Company efforts to gain new distribution in Canada have begun to produce results.

Gross Profit

Gross profit as a percentage of net sales for 1Q’03 increased 2.1% to 46.2% of net sales, from 44.1% for 1Q’02. The increase was due to lower product cost related to the increased sales mix of the reformulated Naturade Total Soy® product formula coupled with increased warehouse efficiency due to more consistent order flow.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S, G &A”) for 1Q’03 decreased $176,926 to $1,933,129 or 50.0% of net sales from $2,110,055 or 62.6% of net sales for 1Q’02. This decrease is primarily due to a $243,810 decrease in overhead expenses, principally from manpower and consulting fee reductions, partially offset by a $63,884 increase in brand expenses related to higher net sales in 1Q’03. As a percent of sales, brand expenses were 15.0% and 18.7%, respectively, for 1Q’03 and 1Q’02. The decrease in brand expenses, as a percent of net sales, is primarily due to the Company’s strategy to control overall costs and match brand expenses with proven sales opportunities.

Interest Expense

Interest expense for 1Q’03 decreased $1,497 compared to 1Q’02 due to lower borrowing levels combined with lower base cost of money.

Liquidity and Capital Resources

The Company provided cash of $230,655 from operating activities in the three months ended March 31, 2003, compared to a use of cash of $435,648 in operating activities for the three months ended March 31, 2002. This increase in cash provided from operating activities is primarily due to the Company’s inventory reduction program, which reduced inventories $563,892, and to collection efforts that reduced net accounts receivable $243,261, partially offset by operating losses for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

The Company’s working capital decreased $190,252 from ($1,429,771) at December 31, 2002 to ($1,620,023) at March 31, 2003. This decrease was largely due to the decreases in inventory and receivables coupled with extended vendor terms.

Cash used in investment activities during the three months ended March 31, 2003 and March 31, 2002 was $0.

The Company’s cash used by financing activities was $551,459 for the three months ended March 31, 2003 compared to cash provided by financing activities of $2,184,865 for the three months ended March 31, 2002. The March 31, 2003 amount was the result of net pay downs on the Company’s line of credit.  The March 31, 2002 amount was the result of the $2.5 million from the Private Equity Transaction, conversion into equity of the Health Holdings Credit Agreement and Loan Agreement debt, and a decrease in borrowings under the Credit and Security Agreement. See Notes 4, 5 and 7 to the Financial Statements.

As of March 31, 2003, the Company was in compliance with all of the covenants of the Credit and Security Agreement with Wells Fargo.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2003, the Company has an accumulated deficit of $21,256,436, a net working capital deficit of $1,620,023, a stockholders’ capital deficiency of $2,265,513, and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent auditors qualified their opinion on the Company’s December 31, 2002 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern

The Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations during the next twelve months, provided that Wells Fargo does not exercise its right to terminate, or demand immediate payment of all amounts outstanding under the Credit and Security Agreement. However, the Company may seek to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at March 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual	Payments Due by Period
Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$1,505,284	$1,475,342	$29,942	$0	$0
Capital Lease Obligations	$0

Operating Leases	$1,438,085	$313,100	$1,124,985	$0	$0
Unconditional Purchase Obligations	$0
Other Long-Term Obligations	$0
Total Contractual Cash Obligations	$2,943,369	$1,788,442	$1,154,927	$0	$0
Series B Convertible Redeemable Preferred Stock	$2,000,000	$0	$0	$0	$2,000,000
	$4,943,369	$1,788,442	$1,154,927	$0	$2,000,000

Recently Issued Statements of Financial Accounting Standards.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”).  FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company does not believe the adoption of FIN 46 will have a material impact on its financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company’s consolidated balance sheet or results of operations as the Company intends to continue to account for its equity based compensation plans using the intrinsic method.  The Company provided the interim disclosures required by FAS 148 in the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The Company adopted this Statement as of January 1, 2003 and it had no material impact on its financial statements.

In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. FAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In May 2002, the FASB issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May, 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May, 2002 for the provision related to the amendment of Statement 13.  The adoption of SFAS 145 did not have a material impact on the Company’s operations and financial position.

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

Future losses and ability to continue as a going concern

Naturade’s independent accountants have qualified their opinion on the Company’s December 31, 2002 financial statements, expressing substantial doubt concerning the Company’s ability to continue as a going concern. At March 31, 2003, the Company had an accumulated deficit of $21,256,436, net working capital deficit of $1,620,023 and a stockholders’ capital deficiency of $2,265,513. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. Moreover, as of December 31, 2002, the Company was in default of the minimum book net worth and minimum net income covenants in the Credit and Security Agreement with its principal lender and only recently received a written waiver of such default. Without a waiver of any future defaults that may occur, or a modification of the Credit and Security Agreement, the lender could terminate the agreement and demand immediate payment of the full amount of indebtedness. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002, the Loan Agreement entered into on April 14, 2003 under which the Company can borrow, subject to certain conditions, $450,000 and can borrow up to an additional $300,000 at the discretion of the lenders and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment.

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

Dependence on continued business from the Company’s key customers

The Company’s three largest customers together account for 59.1% of sales revenue for the three-month period ended March 31, 2003. One mass market customer, Wal*Mart and Sam’s Club, represented approximately 24.8% of Naturade’s total sales, and two health food distributors accounted for 34.2% of total sales for the three-month period ended March 31, 2003. The loss of such customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

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

Naturade, traditionally a marketer for the health food market, has recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant new costs and risks for Naturade.  Mass market sales require greater expenditures for branding.  Mass market brand expenses were 15.3% of net sales as compared to health food brand expenses of 11.5% of net sales.  Compared to sales in the health food market, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed Naturade’s short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to Naturade’s business.

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

Closely Controlled Stock

At March 31, 2003, Westgate Equity Partners, L.P. beneficially owned approximately 52.0% of the Company’s Common Stock, Health Holdings beneficially owned 45.3% of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 98.9% of the Company’s Common Stock. Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate Equity Partners, LLC and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of international purchases. As a result, the Company bears the risk of exchange rate gains or losses that may result in the future as a result of this financing structure. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.

The Company’s long-term debt primarily consists of a $4.5 million line of credit originally entered into on January 27, 2000 and amended on April 14, 2003 and a $252,345 Loan Agreement with investors, after giving affect to the Health Holdings debt-to equity conversion on January 2, 2002 as part of the Private Equity Transaction as described more fully in Note 7 to the Financial Statements. The $4 million Credit Agreement with the majority shareholder of the Company was converted into equity on January 2, 2002 as part of the Private Equity Transaction. The line of credit bears interest at prime rate plus 4.5%. The Loan Agreement bears interest at 8% per annum with due dates of September 11, 2002 for $50,000 and of August 2003 for the remaining balance. However, given the fixed interest rate on the Loan Agreement, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For 1Q’03, the interest expense on the line of credit was $24,728. If the interest rate on the line of credit for 1Q’03 had increased by one percent to prime rate plus 5.5%, this would result in an interest expense of $27,554 for 1Q’03.

ITEM 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

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

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such a simple errors or mistakes or intentional circumvention of the established process.

(b)           Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation

PART II. Other Information

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults upon Senior Securities

NONE.

ITEM 4. Submission of Matters to a Vote of Security Holders

Action by Written Consent to Amend Certificate of Designation of Series B Convertible Preferred Stock

On April 14, 2003, holders of 92% of the Common Stock of the Company and 100% of the Series B Convertible Preferred Stock of the Company (the “Series B Preferred”) voted all of their shares by written consent to approve an amendment to the Certificate of Designation of the Series B Preferred (the “Certificate of Designation”).  The amendment has the effect of (i) modifying the antidilution conversion formula for the Series B Preferred to provide additional shares of Common Stock upon conversion, to compensate for dilution that may result from the convertibility of certain promissory notes of the Company; (ii) clarifying the treatment of fractional shares resulting from the operation of the conversion formula for the Series B Preferred, and (iii) correcting an erroneous cross reference in the Certificate of Designation. Taking such action requires all of the following:  (i) the affirmative vote of more than 50% of the shares of the Company, with each share of Common Stock having one vote and each share of Series B Preferred having a number of votes equal to the number of shares of Common Stock into which it could be converted on the date of the written consent; (ii) the affirmative vote of more than 50% of the shares of Common Stock voting as a separate class, and (iii) the affirmative vote of more than 50% of the shares of Series B Preferred voting as a separate class.

The foregoing description of the amendment to the Certificate of Designation is qualified in its entirety by reference to the text of the amendment, which is filed with this Report as Exhibit A to Exhibit 99.2, Action by Consent of Stockholders.  The complete Certificate of Designation, as amended, is filed with this Report as Exhibit 3.5.

Action by Written Consent to Amend Certificate of Incorporation

On April 14, 2003, holders of 92% of the Common Stock of the Company and holders of 100% of the Series B Preferred voted all of their shares by written consent to approve an amendment to the Certificate of Incorporation of the Company.  The amendment has the effect of increasing the Company’s authorized shares of Common Stock from 100,000,000 shares to 150,000,000 shares. Taking such action requires the affirmative vote of more than 50% of the shares of the Company, with each share of Common Stock having one vote and each share of Series B Preferred having a number of votes equal to the number of shares of Common Stock into which it could be converted on the date of the written consent.

The foregoing description of the amendment to the Certificate of Incorporation is qualified in its entirety by reference to the text of the amendment, which is filed with this Report as Exhibit B to Exhibit 99.2, Action by Consent of Stockholders.  The company’s Certificate of Incorporation, as so amended, is filed with this Report as Exhibit 3.1.

Action by Written Consent of Holders of Series B Convertible Preferred Stock Consenting to New Indebtedness

On April 14, 2003, holders of 100% of the Series B Preferred voted all of their shares by written consent to consent to new indebtedness of the Company pursuant to a loan transaction whereby the Company may borrow up $450,000 pursuant to subordinated secured promissory notes issued to a principal stockholder of the Company and certain other lenders, secured by substantially all of the assets of the Company.  Pursuant to Section B.2 of the Certificate of Designation, such action requires the affirmative vote of more than 50% of the shares of Series B Preferred.

ITEM 5. Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended
4.4	Certificate of Designation of Series B Convertible Preferred Stock, dated December 20, 2001, as amended
99.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Action by Unanimous Written Consent of the Stockholders of Naturade, Inc., dated April 14, 2003

(b)           Reports on Form 8-K:

On April 25, 2003 the Company filed a Form 8-K reporting the Seventh Amendment to the Credit and Security Agreement and Waiver with Wells Fargo Business Credit and the Company’s earning release for the year ended December 31, 2002.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: May 15, 2003	By
/s/ Bill D. Stewart
Bill D. Stewart Chief Executive Officer

DATE: May 15, 2003	By
/s/Stephen M. Kasprisin
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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ Stephen M. Kasprisin
Stephen M. Kasprisin
Chief Financial Officer