Form 10-Q
period 2003-06-30
NATURADE INC
filed 2003-08-14
CIK 797167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 44,533,886 shares as of August 13, 2003.

FORM 10-Q
QUARTERLY REPORT

Quarter Ended June 30, 2003
TABLE OF CONTENTS

NATURADE, INC.

Balance Sheets

As of June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$383,335	$722,583
Accounts receivable, net	1,601,655	1,427,058
Inventories, net	1,189,011	1,689,131
Prepaid expenses and other current assets	325,784	105,135
Total current assets	3,499,785	3,943,907

Property and equipment, net	190,672	228,723
Other assets	57,549	49,594
Total assets	$3,748,006	$4,222,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,406,733	$2,750,477
Accrued expenses	753,235	604,194
Current portion of Note Payable to Related Party	202,345	202,345
Current portion of long-term debt	1,529,186	1,816,662
Total current liabilities	4,891,499	5,373,678

Long-term portion of Notes Payable to Related Parties, less current maturities	450,000	0

Long-term debt, less current maturities	21,992	37,735

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B, less discount of $1,571,429 at June 30, 2003, and $1,714,286 at December 31, 2002, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 13,540,723 at June 30, 2003 and December 31, 2002 ($2,000,000 redemption value)	510,597	256,112

WARRANT	500,000	500,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at June 30, 2003 and December 31, 2002	4,453	4,453
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at June 30, 2003 and December 31, 2002	0	0
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at June 30, 2003 and December 31, 2002	12	12

Additional paid-in capital	18,987,458	18,987,458
Accumulated deficit	(21,618,005)	(20,937,224)
Total stockholders’ deficit	(2,626,082)	(1,945,301)
Total liabilities and stockholders’ deficit	$3,748,006	$4,222,224

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Months and Six Months

Ended June 30, 2003 and June 30, 2002

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,082,684	$3,235,269	$7,948,739	$6,608,285

Cost of sales	2,242,068	1,974,193	4,320,304	3,859,306

Gross profit	1,840,616	1,261,076	3,628,435	2,748,979

Costs and expenses:
Selling, general and administrative expenses	$2,009,352	1,878,506	3,942,481	3,988,561
Depreciation and amortization	18,853	21,822	38,051	45,085

Total operating costs and expenses	2,028,205	1,900,328	3,980,532	4,033,646

Operating loss	(187,589)	(639,252)	(352,097)	(1,284,667)

Other expense:
Interest expense	$48,622	30,783	78,917	62,575
Other expense (income)	(2,574)	(9,737)	(5,518)	(21,133)

Loss before provision for income taxes	(233,637)	(660,298)	(425,496)	(1,326,109)

Provision for income taxes	800	—	800	—

Net loss	$(234,437)	$(660,298)	$(426,296)	$(1,326,109)
Less:
Preferred Stock Dividend	(56,504)	(50,000)	(111,628)	(100,000)
Deemed Dividend	(71,428)	(71,429)	(142,857)	(142,858)

Net loss applicable to common shares	$(362,369)	$(781,727)	$(680,781)	$(1,568,967)

Basic and Diluted Loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	44,533,886	43,813,494	44,533,886	43,614,655

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Six Months

Ended June 30, 2003 and June 30, 2002

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(426,296)	$(1,326,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,051	45,085
Provision for uncollectable accounts receivable	(116,894)	(171,735)
Provision for excess and obsolete inventories	(16,018)	(273,796)
Expense for stock options, warrants and convertible debt	—	18,888
Changes in assets and liabilities:
Accounts receivable	(57,704)	1,312,000
Inventories	516,138	179,807
Prepaid expenses and other current assets	(220,649)	254,570
Other assets	(7,955)	(24,342)
Accounts payable and accrued expenses	(194,702)	(715,927)
Net cash used in operating activities:	(486,029)	(701,559)

Cash flows from investing activities:
Purchase of property and equipment	—	(1,450)
Net cash used in investing activities:	—	(1,450)

Cash flows from financing activities:
Net borrowings under line of credit	(288,683)	(518,760)
Proceeds from issuance of debt to related parties	450,000	—
Payments of long-term debt	(14,536)	(16,841)
Proceeds from issuance of equity	—	2,312,898
Net cash provided by financing activities:	146,781	1,777,297

Net increase (decrease) in cash and cash equivalents	(339,248)	1,074,288
Cash and cash equivalents, beginning of period	722,583	55,388
Cash and cash equivalents, end of period	$383,335	$1,129,676

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$64,854	$62,727
Taxes	$800	$800

Non-cash financing activities:
Conversion of notes payable to related party to common stock	$0	$5,315,702
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$0	$125
Discount related to redeemable convertible preferred stock	$0	$2,000,000
Equity Transaction	$0	$47,500
Preferred stock dividend accrued	$111,628	$100,000
Deemed dividend	$142,857	$142,858

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

2.                                       Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)

Raw Materials	$164,325	$224,033
Finished Goods	1,080,769	1,537,199
Subtotal	1,245,094	1,761,232
Less: Reserve for Excess and Obsolete Inventories	(56,083)	(72,101)
	$1,189,011	$1,689,131

3.                                       The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of June 30, 2003 are as follows:

Year	Amount

2003 (July-December)	$203,956
2004	414,305
2005	427,624
2006	283,056
Total	$1,328,941

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

6.                                       Line of Credit— On January 27, 2000, the Company entered into a three year Credit and Security Agreement with Wells Fargo Business Credit, Inc. (Wells Fargo) that initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described in Note 7, Private Equity Transaction, on December 20, 2001, terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. On September 19, 2002, the terms of the Credit and Security Agreement were modified to include waiving the enforcement of existing defaults, reducing the credit availability of the Company to a maximum of $4,325,000, requiring that the Company maintain certain minimum levels of cash, and reducing the covenants regarding minimum net income and minimum book net worth.  In consideration of the extension of credit under the Loan Agreement on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit and Security Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. Borrowings under the Credit and Security Agreement, which totaled $1,498,315 at June 30, 2003, are collateralized by substantially all assets of the Company. At June 30, 2003 the prime rate was 4.0% and the interest charge under the Credit and Security Agreement was 8.50%. The Credit and Security Agreement contains covenants, which, among other things, require that certain financial ratios be met. As of June 30, 2003, the Company was in compliance with all covenants.

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

After the completion of the Private Equity Transaction, Westgate asserted that the Company’s representations and warranties concerning the Company’s capitalization in the Purchase Agreement were inaccurate in that they omitted to disclose the fact that certain outstanding promissory notes of the Company in an amount of $252,345 (the “Convertible Notes”) were convertible into shares of the Common Stock of the Company at the market price of the Common Stock on the date of conversion.  Convertible Notes in the amount of $50,000 have been converted into 720,392 shares of Common Stock to date, and $202,345 in Convertible Notes remain outstanding and were convertible into 6,744,833 shares as of August 14, 2003.

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

8.              Stock-Based Compensation

Employee Stock Option Plan – In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock which may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 594,450 incentive options under the Plan at the weighted average exercise price per share of $0.34 as of June 30, 2003. These options expire seven years from the date of grant.

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

A summary of the Company’s outstanding stock options and warrants activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise price
Outstanding at December 31, 2002	34,473,548	$0.12	34,321,423	$0.11
Granted	0
Exercised	0
Expired	(20,000)	$3.30
Outstanding at March 31, 2003	34,453,548	$0.11	34,311,673	$0.12
Granted	0
Exercised	0
Expired	(130,000)	$1.02
Outstanding at June 30, 2003	34,323,548	$0.11	34,215,423	$0.11

The following table summarizes information about stock options and warrants outstanding at June 30, 2003

Range of Exercise Prices	Options and Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options and Warrants Exercisable	Average Exercise Price for Exercisable Options and Warrants
$ 0.104	33,641,548	2	$0.10	33,641,548	$0.10
$ 0.15-.875	559,500	3	$0.30	458,625	$0.29
$ 1.03 -1.13	122,500	2	$1.04	115,250	$1.04

	34,323,548		$0.11	34,215,423	$0.11

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss: As reported	$(362,369)	$(781,727)	$(680,781)	$(1,568,967)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(68,386)	(89,745)	(136,773)	(179,489)

Pro forma	$(430,755)	$(871,472)	$(817,554)	$(1,748,456)

Basic and Diluted
Net loss per share: As reported	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Pro forma	$(0.01)	$(0.02)	$(0.02)	$(0.04)

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

Operating segment data for the three and six months ended June 30, 2003 and June 30, 2002 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total

Three months ended June 30, 2003
Sales	$1,925,086	$2,157,598	$4,082,684
Cost of Sales	1,074,735	1,167,333	2,242,068
Gross Profit	$850,351	$990,265	$1,840,616

Three months ended June 30, 2002
Sales	$1,854,591	$1,380,678	$3,235,269
Cost of Sales	1,053,808	920,385	1,974,193
Gross Profit	$800,783	$460,293	$1,261,076

Six months ended June 30, 2003
Sales	$3,951,511	$3,997,228	$7,948,739
Cost of Sales	2,132,556	2,187,748	4,320,304
Gross Profit	$1,818,955	$1,809,480	$3,628,435

Six months ended June 30, 2002
Sales	$3,720,149	$2,888,136	$6,608,285
Cost of Sales	2,059,310	1,799,996	3,859,306
Gross Profit	$1,660,839	$1,088,140	$2,748,979

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and six months ended June 30, 2003 and June 30, 2002 was as follows:

	United States	International	Total

Three months ended June 30, 2003
Sales	$4,001,582	$81,102	$4,082,684
Cost of Sales	2,187,962	54,106	2,242,068
Gross Profit	$1,813,620	$26,996	$1,840,616

Six months ended June 30, 2003
Sales	$7,789,697	$159,042	$7,948,739
Cost of Sales	4,219,545	100,759	4,320,304
Gross Profit	$3,570,152	$58,283	$3,628,435

Three months ended June 30, 2002
Sales	$3,197,912	$37,357	$3,235,269
Cost of Sales	1,951,506	22,687	1,974,193
Gross Profit	$1,246,406	$14,670	$1,261,076

Six months ended June 30, 2002
Sales	$6,502,331	$105,954	$6,608,285
Cost of Sales	3,791,122	68,184	3,859,306
Gross Profit	$2,711,209	$37,770	$2,748,979

During the three and six months ended June 30, 2003 and 2002, the Company had sales to customers in excess of 10% of the Company’s total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Three Months ended June 30, 2003	$1,021,000	25.0	$637,100	15.6	$469,000	11.5
Six Months ended June 30, 2003	$1,981,100	24.9	$1,399,000	17.6	$1,030,800	13.0
Three Months ended June 30, 2002	$614,800	19.0	$566,400	17.5	$554,800	17.1
Six Months ended June 30, 2002	$1,162,400	17.6	$1,158,700	17.5	$1,221,400	18.5

10.                                 Guarantees-In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5,57 and 107 and rescission of FIN 34.”  The following is a summary of the Company’s agreements that the company has determined is within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of June 30, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, and customers, landlords and (ii) its agreements with investors.  Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights.  These indemnification provisions generally survive the termination of the underlying agreement.  In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the Company believes the estimated fair value of these provisions is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

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

All comparisons below are for the three and six month periods ended June 30, 2003 compared to the three and six month periods ended June 30, 2002.

General

The Company is a branded natural product marketing company focused on high growth, innovative products designed to nourish the health and well being of consumers. The Company concentrates on the rapidly expanding soy food market which reached sales of almost $2.5 billion in 2002 and is expected to grow 15% to 20% per year reaching $5 to $6 billion by 2005, according to Soyatech market research dated February 2001. The Company has purposely avoided the vitamin category, which has been flat, as well as the herbal category, which has experienced 15% to 25% declines per year since the late nineties. The Company’s products include Naturade Total Soy, a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink products and bars, Naturade Soy protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company’s products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway and Albertson’s), mass merchants (e.g., Wal*Mart and Kmart), club stores (e.g., Sam’s Clubs and Costco),  natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.

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

Accounts Receivable Valuation. Accounts receivable is stated net of applicable reserves for returns and allowances, bill backs and doubtful accounts. The Company regularly reviews accounts receivable to determine if the reserve amounts are appropriate by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.

Results of Operations

Net Sales.

Total net sales for three months ended June 30, 2003 increased $847,415, or 26.2%, to $4,082,684 from $3,235,269 for the same period in 2002, primarily as a market result of continued growth in the mass market and health food market coupled with new distribution in certain key mass market retailers. Total net sales for the six-month period ended June 30, 2003 increased $1,340,454 or 20.3% to $7,948,739 from $6,608,285 for the same period in 2002 primarily due to improved distribution in the health food market resulting from new product introductions and the strengthening of the channel overall coupled with increasing distribution in the mass market.

Mass Market Net Sales.  For the three months ended June 30, 2003, mass market net sales increased $776,920 or 56.3% to $2,157,598 from $1,380,678 for the three months ended June 30, 2002, primarily as a result of new distribution sales initiated in 2002 converting into repeat (turn) business, combined with new distribution in club stores.  Mass market net sales for the six months ended June 30, 2003 increased $1,109,092 or 38.4% to $3,997,228 from $2,888,136 for the six months ended June 30, 2002 primarily due to turn business coupled with increased penetration into club stores such as Sam’s Club and BJ’s Wholesale.

Health Food Net Sales.  For the three months ended June 30, 2003, health food net sales increased $70,495, or 3.8%, to $1,925,086 from $1,854,591 for the three months ended June 30, 2002. This increase was a result of the increased distribution of new products combined with expansion of existing products into retail outlets. Health food sales for the six months ended June 30, 2003 increased $231,362 or 6.2% to $3,951,511 from $3,720,149 for the six months ended June 30, 2002.  This increase was a result of the greater volume by a distributor who recently assumed the sales to a major retail outlet coupled with increased penetration  by another distributor that resulted from the introduction of new products and increased distribution to other established retail outlets.

Channels of Distribution On a percent of net sales basis, the breakdown of sales between the mass market and health food channels for the three month period ended June 30, 2003 was 47.2% for the health food channel and 52.8% for the mass market channel compared to 57.3% in the health food channel and 42.7% in the mass market channel for the same period in 2002.  The breakdown for the six-month period ended June 30, 2003 was 49.7% for the health food channel and 50.3% for the mass market channel compared to 56.3% in the health food channel and 43.7% in the mass market channel for the same periods in 2002.  Management believes its strategy to increase mass market distribution has directly caused this shift in distribution.

For the three months ended June 30, 2003, domestic net sales increased $803,670 or 25.1%, to $4,001,582 from $3,197,912 for the three months ended June 30, 2002.  Domestic net sales for the six months ended June 30, 2003 increased $1,287,366 or 19.8% to $7,789,697 from $6,502,331 for the same period in 2002.  Increases in domestic net sales are primarily due to the previously mentioned increase in new distribution in the mass market and increased health food sales.  For the three months ended June 30, 2003, international sales increased $43,745, or 117.1%, to $81,102 from $37,357, and for the six months ended June 30, 2003, international net sales increased $53,088 or 50.1% to $159,042 from $105,954 as the Company’s efforts to gain new distribution in Canada have begun to produce results.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 30, 2003 increased 6.1% to 45.1% of net sales, from 39.0% for the three months ended June 30, 2002. The increase was due to lower product cost related to the increased sales mix of the reformulated Naturade Total Soy® product formula coupled with continued efforts to reduce product and packaging costs.  Gross profit as a percentage of net sales for the six months ended June 30, 2003 increased 4.0% to 45.6% from 41.6% for the six months ended June 30, 2002 primarily due to reductions in product costs resulting from increased sales mix of reformulated Naturade Total Soy®.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S, G &A”) for the three months ended June 30, 2003 increased $130,846 to $2,009,352 or 49.2% of net sales from $1,878,506 or 58.1% of net sales for the three months ended June 30, 2002. This increase is primarily due to increased sales volume.  As a percentage of sales, S,G & A expenses decreased 8.9% primarily due to a $132,300 decrease in brand expenses related to managements strategy to control promotion expenses partially offset by a $123,500 increase in overhead expenses, principally from manpower increases. As a percent of sales, brand expenses were 12.7% and 17.3%, respectively, for the three months ended June 30, 2003 and 2002. The decrease in brand expenses, as a percent of net sales, is primarily due to the Company’s strategy to control overall costs and match brand expenses with proven sales opportunities.

Selling, general and administrative expenses (“S, G &A”) for the six months ended June 30, 2003 decreased $46,080 to $3,942,481 or 49.6% of net sales from $3,988,561 or 60.4% of net sales for the six months ended June 30, 2002. This decrease is primarily due to a $129,200 decrease in overhead expenses, principally from manpower and consulting fee reductions partially offset by increases related to freight and commission expense resulting form increased sales volume.  Brand expenses for the period were 13.8% of net sales down 2.6% from 16.4% for the same period in 2002. The decrease in brand expenses, as a percent of net sales, is primarily due to the Company’s strategy to control overall costs and match brand expenses with proven sales opportunities

Interest Expense

Interest expense for the three months ended June 30, 2003 increased $17,839 compared to the three months ended June 30, 2002 due to borrowings on the Loan Agreement with a majority shareholder, more fully explained in Note 5, partially offset by lower borrowing levels combined with lower base cost of money on the Company’s credit facility.

Cash Flows

Net cash provided by inventories was $516,138 for the six months ended June 30, 2003 as compared to net cash provided by inventories of $179,807 for the six months ended June 30, 2002 primarily due to lower December sales in 2002 and higher inventories at the end of the period resulting in an increase in cash provided when inventories were worked down to normal levels.

Net cash used in accounts receivable was $57,704 for the six month period ended June 30, 2003 compared to net cash provided from accounts receivable of $1,312,000 for 2001 principally due to decreased sales volume in December 2002 resulting in lower accounts receivable at December 31, 2002 then at December 31, 2001.

Net cash used in accounts payable and accrued expenses was $194,702 for the six month period ended June 30, 2003 compared to net cash used of $715,927 for 2002 principally due to lower purchase of inventory related to lower December 2002 sales resulting in lower vendor payables at December 2002 combined with increased vendor terms negotiated with key vendors during 2003.

The provision for excess and obsolete inventory used $16,018 in cash for the six month period ended June 30, 2003 compared to $273,796 used in 2002 principally due to the disposal of excess product lines in 2002 and the implementation of an inventory management system in 2003 decreasing excess inventory levels.

Net cash used by prepaid expenses was $220,649 for the six month period ended June 30, 2003 compared to net cash provided in 2002 of $254,570 principally due to increased prepaid insurance costs related to Directors & Officers insurance premiums.

Liquidity and Capital Resources

The Company used cash of $486,029 from operating activities in the six months ended June 30, 2003, compared to a use of cash of $701,559 in operating activities for the six months ended June 30, 2002. This decrease in cash used from operating activities is primarily due to the reduction in the Company’s operating loss of $899,813 compared to the same period in 2002 partially offset by an increase in receivables of $57,704, a reduction in inventories of $516,138 and a reduction of payables and accrued expenses of $194,702 for the six months ended June 30, 2003.

The Company’s working capital increased $38,057 from ($1,429,771) at December 31, 2002 to ($1,391,714) at June 30, 2003. This increase was largely due to the increases in inventory as a result of increased service levels partially offset by a decrease in accounts payable and borrowings on the Company’s credit facility.

Cash used in investment activities during the six months ended June 30, 2003 was $0 compared to $1,450 for the six months ended June 30, 2002.

The Company’s cash provided by financing activities was $146,781 for the six months ended June 30, 2003, compared to cash provided by financing activities of $1,777,297 for the six months ended June 30, 2002. The June 30, 2003 amount was the result of the Loan Agreement (described in Note 6) partially offset by net pay downs on the Company’s line of credit.  The June 30, 2002 amount was the result of the $2.5 million from the Private Equity Transaction, conversion into equity of the Health Holdings Credit Agreement and Loan Agreement debt, and a decrease in borrowings under the Credit and Security Agreement. See Notes 4, 5 and 7 to the Financial Statements.

As of June 30, 2003, the Company was in compliance with all of the covenants of the Credit and Security Agreement with Wells Fargo.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2003, the Company has an accumulated deficit of $21,618,005, a net working capital deficit of $1,391,714 and a stockholders’ capital deficiency of $2,626,082, and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent auditors qualified their opinion on the Company’s December 31, 2002 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern

The Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations during the next twelve months, provided that Wells Fargo does not exercise its right to terminate, or demand immediate payment of all amounts outstanding under the Credit and Security Agreement. However, the Company may seek to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at June 30, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$2,203,523	$1,731,531	$471,992	$0	$0
Capital Lease Obligations	$0

Operating Leases	$1,328,940	$203,956	$1,124,984	$0	$0
Unconditional Purchase Obligations	$0
Other Long-Term Obligations	$0
Total Contractual Cash Obligations	$3,532,463	$1,935,487	$1,596,976	$0	$0
Series B Convertible Redeemable Preferred Stock	$2,000,000	$0	$0	$0	$2,000,000
	$5,532,463	$1,935,487	$1,596,976	$0	$2,000,000

Recently Issued Statements of Financial Accounting Standards.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies.  The adoption of FAS 150 will require the Company to reclassify its redeemable convertible preferred stock to a liability at its fair value during the quarter ending September 30, 2003.  The redeemable convertible preferred stock is currently recorded on the Company’s balance sheet in a separate category between liabilities and equity.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company’s consolidated balance sheet or results of operations as the Company intends to continue to account for its equity based compensation plans using the intrinsic method.  The Company provided the interim disclosures required by FAS 148 beginning in the first quarter of 2003.

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

Future losses and ability to continue as a going concern

Naturade’s independent accountants have qualified their opinion on the Company’s December 31, 2002 financial statements, expressing substantial doubt concerning the Company’s ability to continue as a going concern. At June 30, 2003, the Company had an accumulated deficit of $21,618,005, net working capital deficit of $1,391,714 and a stockholders’ capital deficiency of $2,626,082. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. Moreover, as of December 31, 2002, the Company was in default of the minimum book net worth and minimum net income covenants in the Credit and Security Agreement with its principal lender and only recently received a written waiver of such default. Without a waiver of any future defaults that may occur, or a modification of the Credit and Security Agreement, the lender could terminate the agreement and demand immediate payment of the full amount of indebtedness. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002, the Loan Agreement entered into on April 14, 2003 under which the Company can borrow, subject to certain conditions, $450,000 and can borrow up to an additional $300,000 at the discretion of the lenders and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment.

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

Dependence on continued business from the Company’s key customers

The Company’s three largest customers together account for 55.5% of sales revenue for the six-month period ended June 30, 2003. One mass market customer, Wal*Mart and Sam’s Club, represented approximately 24.9% of Naturade’s total sales, and two health food distributors accounted for 30.6% of total sales for the six-month period ended June 30, 2003. The loss of such customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

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

Naturade, traditionally a marketer for the health food market, has recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant new costs and risks for Naturade.  Mass market sales require greater expenditures for branding.  Mass market brand expenses were 10.8% of net sales as compared to health food brand expenses of 10.1% of net sales for the six months ended June 30, 2003.  Compared to sales in the health food market, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed Naturade’s short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to Naturade’s business.

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

Closely controlled stock

At June 30, 2003, Westgate Equity Partners, L.P. beneficially owned approximately 55.0% of the Company’s Common Stock, Health Holdings beneficially owned 41.5% of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 97.5% of the Company’s Common Stock. Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate Equity Partners, LLC and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

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

The Company’s long-term debt primarily consists of a $4.5 million line of credit originally entered into on January 27, 2000 and amended on April 14, 2003, a $450,000 Loan Agreement with a majority shareholder and other investors and a $252,345 Loan Agreement with investors, after giving affect to the Health Holdings debt-to equity conversion on January 2, 2002 as part of the Private Equity Transaction as described more fully in Note 7 to the Financial Statements. The $4 million Credit Agreement with the majority shareholder of the Company was converted into equity on January 2, 2002 as part of the Private Equity Transaction. The line of credit bears interest at prime rate plus 4.5%. The Loan Agreement with a majority shareholder and other investors bears interest at 15% per annum and is due on December 31, 2004.  The Loan Agreement bears interest at 8% per annum with due dates of September 11, 2002 for $50,000 and of August 2003 for the remaining balance. However, given the fixed interest rate on the Loan Agreement, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For, the six month period ended June 30, 2003 the interest expense on the line of credit was $53,756. If the interest rate on the line of credit for the six month period ended June 30, 2003 had increased by one percent to prime rate plus 5.5%, this would result in an interest expense of $60,272.

ITEM 4. Controls and Procedures

The Company’s Chief Executive Officer, Bill D. Stewart and Chief Financial Officer Stephen M. Kasprisin, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

                There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults upon Senior Securities

NONE.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders on July 31, 2003, the stockholders re-elected four members of the Board of Directors, as follows:

	Number of Shares
	For	Withheld	Abstain

Lionel P. Boissiere, Jr.	42,722,596	0	647,886
William B. Doyle, Jr.	42,722,596	0	647,886
Bill D. Stewart	42,722,596	0	647,886
David Weil	42,722,596	0	647,886

At the Annual Meeting, the holder of Company’s Series B Convertible Preferred Stock, voting as a separate class, re-elected two members of the Board of Directors, as follows:

Jay W. Brown	13,540,723	0	0
Robert V. Vitale	13,540,723	0	0

At the Annual Meeting, the stockholders also voted to ratify the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2003, as follows:

For	42,730,213
Against	757
Abstain	639,512

ITEM 5. Other Information

NONE

ITEM 6. Exhibits

Exhibit No.	Description
31	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 12. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NATURADE, INC.
(Registrant)

By
DATE: August 14, 2003		/s/ Bill D. Stewart
Bill D. Stewart
Chief Executive Officer

By
DATE: August 14, 2003		/s/Stephen M. Kasprisin
Stephen M. Kasprisin
Chief Financial Officer