Form 10-Q/A
period 2003-06-30
NATURADE INC
filed 2003-08-21
CIK 797167

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                                            or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                               ------------    ------------

                             Commission File Number: 33-7106-A

                                      NATURADE,  INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 23-2442709
     (State or other jurisdiction of      (I. R. S. Employer Identification No.)
     incorporation or organization)

                        14370 Myford Rd., Irvine, California 92606
                    (Address of principal executive offices) (Zip code)

                                      (714) 573-4800
                   (Registrant's telephone number, including area code)
                                        -----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 44,533,886 shares as of August 13, 2003.

==============================================================================

                                EXPLANATORY NOTE

      This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended June 30, 2003 (the "Report") is being filed to correct certain information contained in Part II of the Report under the caption "Item 4. Submission of Matters to a Vote of Security Holders" and supersedes entirely the information provided under that caption in the Report.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      At the Annual Meeting of the Stockholders on July 31, 2003, the stockholders re-elected four members of the Board of Directors, as follows:

                                                     Number of Shares
                                                     ----------------
                                                   For          Withheld
                                                   ---          --------
Lionel P. Boissiere, Jr......................   42,722,596      647,886
William B. Doyle, Jr.........................   42,722,596      647,886
Bill D. Stewart..............................   42,722,596      647,886
David Weil...................................   42,722,596      647,886

      At the Annual Meeting, the holder of the Company Series B Convertible Preferred Stock, voting as a separate class, re-elected two members of the Board of Directors, as follows:

                                                     Number of Shares
                                                     ----------------
                                                   For          Withheld
                                                   ---          --------

Jay W. Brown                                    13,540,723          0
Robert V. Vitale                                13,540,723          0

      At the Annual Meeting, the Stockholders also voted to ratify the appointment of BDO Seidman, LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2003, as follows:

                                                    Number of Shares
                                                    ----------------
                                                   For     Against   Abstain
                                                   ---     -------   -------
                                                42,730,213     757   639,512

ITEM 6.  Exhibits

    Exhibit No.                          Description
    -----------                          -----------

      31       Certifications   Pursuant   to  Rule   15d-14(a)   of  the
                  Securities  Exchange Act of 1934,  Adopted  Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

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


                                         NATURADE, INC.
                                         (Registrant)

   DATE: August 21, 2003            By   /s/ Stephen M. Kasprisin
                                         _________________________
                                         Stephen M. Kasprisin
                                         Chief Financial Officer
                                         On Behalf of the Registrant

                                  Exhibit Index

    Exhibit No.                          Description
    -----------                          -----------

      31       Certifications   Pursuant   to  Rule   15d-14(a)   of  the
                  Securities  Exchange Act of 1934,  Adopted  Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

      32       Certification   Pursuant  to  18  U.S.C.   1350,   Adopted
                  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
                  2002

                                                                      Exhibit 31

                                  CERTIFICATION

      I, Bill D. Stewart, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Naturade, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

              Date: August 21, 2003      /s/ Bill D. Stewart
                                         _________________________
                                         Bill D. Stewart
                                         Chief Executive Officer

                                  CERTIFICATION

      I, Stephen E. Kasprisin, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Naturade, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

              Date: August 21, 2003      /s/ Stephen M. Kasprisin
                                         _________________________
                                         Stephen M. Kasprisin
                                         Chief Financial Officer

                                                                      EXHIBIT 32

   Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                                   Section 906
                        of the Sarbanes-Oxley Act of 2002

      The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of Naturade, Inc. (the "Company") fully complied with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in such report.

/s/ Bill D. Stewart
-------------------------
Bill D. Stewart
Chief Executive Officer
August 21, 2003


/s/ Stephen M. Kasprisin
-------------------------
Stephen M. Kasprisin
Chief Financial Officer
August 21. 2003

A signed original of this written statement required by Section 906 has been provided to the Company and it will be retained by the Company and furnished to the Securities and Exchange Commission or its staff on request.