Form 10-Q
period 2003-09-30
NATURADE INC
filed 2003-10-31
CIK 797167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 44,533,886 shares as of October 30, 2003.

FORM 10-Q
QUARTERLY REPORT

Quarter Ended September 30, 2003
TABLE OF CONTENTS

NATURADE, INC.

Balance Sheets

As of September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$186,030	$722,583
Accounts receivable, net	1,331,542	1,427,058
Inventories, net	1,081,558	1,689,131
Prepaid expenses and other current assets	306,040	105,135
Total current assets	2,905,170	3,943,907

Property and equipment, net	175,738	228,723
Other assets	48,549	49,594
Total assets	$3,129,457	$4,222,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,135,529	$2,750,477
Accrued expenses	799,041	604,194
Current portion of Note Payable to Related Party	213,837	202,345
Current portion of long-term debt	1,368,227	1,816,662
Total current liabilities	4,516,634	5,373,678

Long-term portion of Notes Payable to Related Parties, less current maturities	450,000	0

Long-term debt, less current maturities	13,882	37,735

Total Liabilities	4,980,516	5,411,413

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B, less discount of $1,330,456 at September 30, 2003, and $1,714,286 at December 31, 2002, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 13,540,723 at September 30, 2003 and December 31, 2002 ($2,000,000 redemption value)	639,942	256,112

WARRANT	500,000	500,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at September 30, 2003 and December 31, 2002	4,453	4,453
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at June 30, 2003 and December 31, 2002	0	0
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at September 30, 2003 and December 31, 2002	12	12

Additional paid-in capital	18,987,458	18,987,458
Accumulated deficit	(21,982,924)	(20,937,224)
Total stockholders’ deficit	(2,991,001)	(1,945,301)
Total liabilities and stockholders’ deficit	$3,129,457	$4,222,224

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Months and Nine Months

Ended September 30, 2003 and September 30, 2002

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$3,767,767	$3,597,557	$11,716,506	$10,205,842

Cost of sales	1,974,691	2,017,708	6,294,995	5,877,014

Gross profit	1,793,076	1,579,849	5,421,511	4,328,828

Costs and expenses:
Selling, general and administrative expenses	1,958,255	2,018,420	5,900,736	6,006,981
Depreciation and amortization	18,723	20,843	56,774	65,928

Total operating costs and expenses	1,976,978	2,039,263	5,957,510	6,072,909

Operating loss	(183,902)	(459,414)	(535,999)	(1,744,081)

Other expense:
Interest expense	53,365	24,894	132,282	87,469
Other expense (income)	(1,692)	(4,550)	(7,210)	(25,683)

Loss before provision for income taxes	(235,575)	(479,758)	(661,071)	(1,805,867)

Provision for income taxes	800	800	800	800

Net loss	(236,375)	(480,558)	(661,871)	(1,806,667)
Less:
Preferred Stock Dividend	(57,916)	(52,445)	(169,544)	(152,445)
Deemed Dividend	(71,429)	(71,429)	(214,286)	(214,287)

Net loss applicable to common shares	$(365,720)	$(604,432)	$(1,045,701)	$(2,173,399)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	44,533,886	44,236,233	44,533,886	43,824,158

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Nine Months

Ended September 30, 2003 and September 30, 2002

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(661,871)	$(1,806,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,774	65,928
Provision for excess and obsolete inventories	—	30,000
Expense for stock options, warrants and convertible debt	—	28,332
Changes in assets and liabilities:
Accounts receivable	95,516	1,224,353
Inventories	607,574	117,595
Prepaid expenses and other current assets	(200,905)	174,070
Other assets	1,053	(23,831)
Accounts payable and accrued expenses	(420,101)	(799,924)
Net cash used in operating activities:	(521,960)	(990,144)

Cash flows from investing activities:
Purchase of property and equipment	(3,797)	(7,289)
Net cash used in investing activities:	(3,797)	(7,289)

Cash flows from financing activities:
Net borrowings under line of credit	(418,771)	(532,195)
Proceeds from issuance of debt to related parties	450,000	—
Payments of long-term debt	(42,025)	(21,529)
Proceeds from issuance of equity	—	2,312,898
Net cash provided by (used in) financing activities:	(10,796)	1,759,174

Net increase (decrease) in cash and cash equivalents	(536,553)	761,741
Cash and cash equivalents, beginning of period	722,583	55,388
Cash and cash equivalents, end of period	$186,030	$817,129

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$133,836	$88,806
Taxes	$800	$800

Non-cash financing activities:
Conversion of notes payable to related party to common stock	$0	$5,366,131
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$0	$125
Discount related to redeemable convertible preferred stock	$0	$2,000,000
Private Equity Transaction	$0	$47,500
Preferred stock dividend accrued	$169,544	$152,445
Deemed dividend	$214,286	$214,287

See accompanying notes to financial statements

NATURADE, INC.

Notes to Financial Statements

1.             Basis of Presentation—The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein includes all adjustments necessary for the fair presentation of the financial statements. All such adjustments are of a normal recurring nature. These financial statements do not include all disclosures associated with the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K and accordingly, should be read in conjunction with such statements.

2.             Inventories—Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)

Raw Materials	$175,186	$224,033
Finished Goods	962,455	1,537,199
Subtotal	1,137,641	1,761,232
Less: Reserve for Excess and Obsolete Inventories	(56,083)	(72,101)
	$1,081,558	$1,689,131

3.             Leases—The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of September 30, 2003 are as follows:

Year	Amount

2003 (October-December)	$113,440
2004	414,305
2005	427,624
2006	283,056
Total	$1,238,425

4.             Credit Agreement with Majority Shareholder—In August 1999, the Company entered into a Credit Agreement (the “Credit Agreement”) with Health Holdings and Botanicals, LLC (“Health Holdings”), the majority stockholder of the Company. The Credit Agreement allows for advances (the “Advances”) of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. During the year ended December 31, 2001, Health Holdings agreed to convert interest earned from October 1, 2000 to September 30, 2001 of $342,406 to the outstanding principal amount as a payment-in-kind resulting in a balance at December 31, 2001 of $4,496,193. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted all of the Company’s Credit Agreement debt due to Health Holdings, plus accrued interest of $67,013 for a total debt conversion of $4,563,206 into 35,989,855 shares of the Company’s Common Stock.

5.     Loan Agreements with Majority Shareholder and Other Investors—In August 2000, the Company entered into a Loan Agreement (the “Investor Notes”) with Health Holdings and other investors (the “Lender Group”). The Investor Notes allowed for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis.

The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company’s Common Stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company’s common stock for the ten trading days prior to the date of receipt of notice of conversion.  On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company’s Common Stock based on the then fair market value of $0.32. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 7, Health Holdings converted into Common Stock all of the Company’s Investor Notes due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496.  On August 8, 2002, one investor (a member of the Board of Directors) converted debt of $50,000 which was due September 11, 2002 plus accrued interest of $427 into Common Stock, receiving a total of 720,392 shares of the Company’s Common Stock based on the then fair market value of $0.07.

On August 21, 2003, the terms of the remaining outstanding Investor Notes totaling $202,345 were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004.  As of September 30, 2003, there is $182,345 outstanding on the Investor Notes.

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and certain other lenders (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000.  All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”).  The advances under the Loan Agreement will be used by the Company for working capital and general corporate purposes.  In consideration of the extension of credit under the Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit and Security Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. As of September 30, 2003 there is $450,000 outstanding under the Loan Agreement.

6.             Line of Credit— On January 27, 2000, the Company entered into a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”), which initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described in Note 7, Private Equity Transaction, on December 20, 2001, the terms of the Credit Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. On September 19, 2002, the terms of the Credit Agreement were modified to include waiving the enforcement of existing defaults, reducing the credit availability of the Company to a maximum of $4,325,000, requiring that the Company maintain certain minimum levels of cash, and reducing the covenants regarding minimum net income and minimum book net worth.  In consideration of the extension of credit under the Loan Agreement on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. Borrowings under the Credit Agreement, which totaled $1,368,227 at September 30, 2003, are collateralized by substantially all assets of the Company. At September 30, 2003 the prime rate was 4.0% and the interest charge under the Credit and Security Agreement was 8.50%. The Credit Agreement contains covenants, which, among other things, require that certain financial ratios be met. As of September 30, 2003, the Company was in compliance with all covenants.

7.             Private Equity Transaction— On January 2, 2002, the Company privately sold 13,540,723 shares of Series B Convertible Preferred Stock (the “Shares”) for $2 million, and warrants to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock at an aggregate exercise price of $3.5 million (the “Warrants”), for $500,000. The Shares and Warrants were purchased by Westgate Equity Partners, L.P. (“Westgate”). The Series B Convertible Preferred Stock bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. The Series B Convertible Preferred Stock may be converted into Common Stock at any time at the option of the holder.  On the seventh anniversary of its issuance, any unconverted shares of Series B Convertible Preferred Stock will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of Directors of the Company are elected exclusively by the holders of the Series B Convertible Preferred Stock voting as a separate class.

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

As part of this transaction, the Company entered into a Management Services Agreement under which certain principals of Westgate or its affiliates will provide management and consulting services to the Company and amended and extended the employment agreement with the Company’s CEO. Also, on December 20, 2001 as part of this transaction and effective on its completion, Wells Fargo agreed to modify the terms of its Credit and Security Agreement with the Company, to include waiving the enforcement of existing defaults, increasing credit available to the Company to a maximum of $4,500,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003, as more fully described under Note 6, Line of Credit.

Under the terms of the Private Equity Transaction, if Westgate exercises the warrants in full, Westgate would hold a total of 47,182,271 shares of Series B Convertible Preferred Stock which would be convertible into the same number of shares of Common Stock, subject to adjustment for anti-dilution, or 55% of the Company’s Common Stock on a fully diluted basis as of September 30, 2003.

After the completion of the Private Equity Transaction, Westgate asserted that the Company’s representations and warranties concerning the Company’s capitalization in the Purchase Agreement were inaccurate in that they omitted to disclose the fact that certain outstanding promissory notes of the Company in an amount of $252,345 (the “Convertible Notes”) were convertible into shares of the Common Stock of the Company at the market price of the Common Stock on the date of conversion.  Convertible Notes in the amount of $50,000 have been converted into 720,392 shares of Common Stock to date, and $182,345 in Convertible Notes remain outstanding and were convertible into 6,078,167 shares as of September 30, 2003.

The Company and Westgate agreed to resolve this dispute by adjusting the conversion formula for the Series B Convertible Preferred Stock.  In addition, Westgate and Health Holdings agreed that (i) the Company may grant additional options to purchase up to 1,250,000 shares of Common Stock to employees in accordance with the Naturade, Inc. 1998 Incentive Stock Option Plan, and (ii) Health Holdings would grant to Westgate a proxy to vote 1.041 shares of Common Stock owned by Health Holdings for each share of Common Stock issued on exercise of the new options.

The net proceeds of the transactions have been used by the Company for working capital and general corporate purposes.

8.    Stock-Based Compensation

Employee Stock Option Plan – In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s Common Stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s Common Stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,619,500 incentive options under the Plan at the weighted average exercise price per share of $0.14 as of September 30, 2003. These options expire seven years from the date of grant.

Director Stock Options – In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03.

Warrants – On January 2, 2002, the Company sold warrants to purchase 33,641,548 shares of Series B Convertible Preferred Stock. The aggregate purchase price of the warrants was $500,000 and the aggregate exercise price is $3.5 million. This transaction is described more fully in Note 7, Private Equity Transaction.

In 1999, the Company granted 600,000 warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 7, the holders of the warrants agreed they would be exercisable for Non-Voting Common Stock.

A summary of the Company’s outstanding stock options and warrants activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise price
Outstanding at December 31, 2002	34,473,548	$0.12	34,321,423	$0.11
Granted	1,025,000	$.025
Exercised	0
Expired	(150,000)	$1.32
Outstanding at September 30, 2003	35,348,548	$0.11	34,224,048	$0.11

The following table summarizes information about stock options and warrants outstanding at September 30, 2003

Range of Exercise Prices	Options and Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options and Warrants Exercisable	Average Exercise Price for Exercisable Options and Warrants
$ 0.104	33,641,548	2	$0.10	33,641,548	$0.10
$.025	1,025,000	7	$.025	0	$0
$ 0.15-.875	559,500	3	$0.30	467,250	$0.29
$ 1.03 -1.13	122,500	2	$1.04	115,250	$1.04
	33,348,548	2	$0.11	34,224,048	$0.11

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss: As reported	$(365,720)	$(604,432)	$(1,045,701)	$(2,173,399)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,855)	(83,428)	(5,221)	(250,284)

Pro forma	$(368,575)	$(687,860)	$(1,050,922)	$(2,423,683)

Basic and Diluted
Net loss per share: As reported	$(0.01)	$(0.01)	$(0.02)	$(0.05)
Pro forma	$(0.01)	$(0.02)	$(0.02)	$(0.06)

9.             Segment Reporting - Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments include health food specialty stores and mass market stores. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.

Operating segment data for the three and nine months ended September 30, 2003 and September 30, 2002 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total

Three months ended September 30, 2003
Sales	$1,840,219	$1,927,548	$3,767,767
Cost of Sales	956,618	1,018,073	1,974,691
Gross Profit	$883,601	$909,475	$1,793,076

Three months ended September 30, 2002
Sales	$1,755,143	$1,842,414	$3,597,557
Cost of Sales	949,885	1,067,823	2,017,708
Gross Profit	$805,258	$774,591	$1,579,849

Nine months ended September 30, 2003
Sales	$5,791,730	$5,924,776	$11,716,506
Cost of Sales	3,089,174	3,205,821	6,294,995
Gross Profit	$2,702,556	$2,718,955	$5,421,511

Nine months ended September 30, 2002
Sales	$5,475,292	$4,730,550	$10,205,842
Cost of Sales	3,009,195	2,867,819	5,877,014
Gross Profit	$2,466,097	$1,862,731	$4,328,828

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and nine months ended September 30, 2003 and September 30, 2002 was as follows:

	United States	International	Total

Three months ended September 30, 2003
Sales	$3,747,834	$19,933	$3,767,767
Cost of Sales	1,964,030	10,661	1,974,691
Gross Profit	$1,783,804	$9,272	$1,793,076

Three months ended September 30, 2002
Sales	$3,513,700	$83,857	$3,597,557
Cost of Sales	1,962,645	55,063	2,017,708
Gross Profit	$1,551,055	$28,794	$1,579,849

Nine months ended September 30, 2003
Sales	$11,537,530	$178,976	$11,716,506
Cost of Sales	6,183,575	111,420	6,294,995
Gross Profit	$5,353,955	$67,556	$5,421,511

Nine months ended September 30, 2002
Sales	$10,016,031	$189,811	$10,205,842
Cost of Sales	5,753,767	123,247	5,877,014
Gross Profit	$4,262,264	$66,564	$4,328,828

During the three and nine months ended September 30, 2003 and 2002, the Company had sales to customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Three Months ended September 30, 2003	$1,021,000	27.1	$637,100	16.9	$469,000	12.4
Three Months ended September 30, 2002	$614,800	17.1	$554,800	15.4	$566,400	15.7
Nine months ended September 30, 2003	$2,051,800	17.5	$2,036,100	17.4	$1,868,000	15.9
Nine months ended September 30, 2002	$1,836,200	18.0	$1,713,500	16.8	$1,725,100	16.9

10.           Guarantees-In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5,57 and 107 and rescission of FIN 34.”  The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity.  The term of the indemnification period is the officer’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of September 30, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors.  Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights.  These indemnification provisions generally survive the termination of the underlying agreement.  In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the Company believes the estimated fair value of these provisions is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

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

All comparisons below are for the three and nine month periods ended September 30, 2003 compared to the three and nine month periods ended September 30, 2002.

General

The Company is a branded natural products marketing company focused on high growth, innovative products designed to nourish the health and well being of consumers. The Company concentrates on the rapidly expanding soy food market, which reached sales of almost $2.5 billion in 2002 and is expected to grow 15% to 20% per year reaching $5 to $6 billion by 2005, according to Soyatech market research dated February 2001. The Company has purposely avoided the vitamin category, where growth has been flat, as well as the herbal category, which has experienced 15% to 25% declines per year since the late nineties. The Company’s products include Naturade Total Soy, a full line of nutritionally complete meal replacements available in several flavors of powders, ready-to-drink products and bars, Naturade Low Carb protein boosters, Aloe Vera 80 health and beauty care products and other niche dietary supplements. The Company’s products are sold in over 10,000 supermarkets and drug stores (e.g., Kroger, Fred Meyer, Safeway and Albertson’s, Longs Drug and Sav On Drug), mass merchants (e.g., Wal*Mart and Kmart), club stores (e.g., Sam’s Clubs and Costco), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.

Critical Accounting Policies and Use of Estimates

In preparing its financial statements, the Company is required to make estimates and judgments that affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes the critical accounting policies that require significant judgments and estimates in the preparation of its financial statements.

Revenue Recognition. Sales are recognized upon shipment and passage of title. The Company accrues for estimated returns at the time of sale.  The Company accounts for certain promotional allowances such as consumer coupons and rebates and customer slotting fees as a reduction of sales and new store opening costs are recorded as cost of goods sold in the period incurred in accordance with Emerging Issues Task Force (“EITF”) issue No. 01-09.  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition (“SAB 101”). SAB 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company’s financial condition or results of operations.

Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company considers cost to include the direct cost of finished goods provided by co-packers as well as the cost of those components supplied to the co-packers. The Company regularly reviews aged and excess inventories to determine if the carrying value of such inventories exceeds market value, and records a reserve to reduce the carrying value to market value if necessary.

Accounts Receivable Valuation. Accounts receivable is stated net of applicable reserves for returns and allowances, bill backs and doubtful accounts. The Company regularly reviews accounts receivable to determine if the reserve amounts are appropriate by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.

Results of Operations

Net Sales.

Total net sales for three months ended September 30, 2003 increased $170,210, or 4.7%, to $3,767,767 from $3,597,557 for the same period in 2002.  Total net sales for the nine month period ended September 30, 2003 increased $1,510,664, or 14.8%, to $11,716,506 from $10,205,842 for the same period in 2002. The increase in net sales was primarily due to new distribution and promotional support in the health food channel combined with improved economic conditions during both the quarter and nine months ended September 30, 2003.  In addition, the Company’s initiative of penetrating the mass market has proven successful through increasing turn sales.

Mass Market Net Sales.  For the three months ended September 30, 2003, mass market net sales increased $85,134, or 4.6%, to $1,927,548 from $1,842,414 for the three months ended September 30, 2002.  Mass market net sales for the nine months ended September 30, 2003 increased $1,194,226, or 25.2%, to $5,924,776 from $4,730,550 for the nine months ended September 30, 2002. The growth in both the quarter and the nine months ended September 30, 2003 is primarily due to increased turn business through key account penetration coupled with new distribution into a major domestic club store chain for distribution in Mexico and Canada.

Health Food Net Sales.  For the three months ended September 30, 2003, health food channel net sales increased $85,076, or 4.8%, to $1,840,219 from $1,755,143 for the three months ended September 30, 2002.  Health food sales for the nine months ended September 30, 2003 increased $316,438, or 5.8%, to $5,791,730 from $5,475,292 for the nine months ended September 30, 2002.  This increase in revenue for both the quarter and nine months ended September 30, 2003 was a result of new distribution within the key customer base, increased turn business resulting from improved promotional support and the overall strengthening of the health channel compared to 2002.

Channels of Distribution  On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 48.8% for the health food channel and 51.2% for the mass market channel for each of the three month periods ended September 30, 2003 and 2002.  The breakdown for the nine-month period ended September 30, 2003 was 49.4% for the health food channel and 50.6% for the mass market channel compared to 53.6% in the health food channel and 46.4% in the mass market channel for the same periods in 2002.  Management believes its strategy to increase mass market penetration and overall promotional support has directly caused the shift in the nine month channel revenue distribution.

For the three months ended September 30, 2003, domestic net sales increased $234,134, or 6.7%, to $3,747,834 from $3,513,700 for the three months ended September 30, 2002.  Domestic net sales for the nine months ended September 30, 2003 increased $1,521,499, or 15.2%, to $11,537,530 from $10,016,031 for the same period in 2002.  Increases in domestic net sales are primarily due to the previously mentioned increase in penetration and support combined with new distribution.  For the three months ended September 30, 2003, international sales decreased $63,924, or 76.2%, to $19,933 from $83,857, and for the nine months ended September 30, 2003, international net sales decreased $10,836, or 5.7%, to $178,975 from $189,811.  The decrease in international sales during the third quarter 2003 was due to pipeline fill during the third quarter of 2002 as the Company reentered the Canadian market.

Gross Profit

Gross profit as a percentage of net sales for the three months ended September 30, 2003 increased 3.7% to 47.6% of net sales, from 43.9% for the three months ended September 30, 2002. Gross profit as a percentage of net sales for the nine months ended September 30, 2003 increased 3.9% to 46.3% from 42.4% for the nine months ended September 30, 2002. The increase for both the quarter and nine months ended September 30, 2003 was due to lower product cost related to the increased sales mix of the reformulated Naturade Total Soy® product formula coupled with continued efforts to reduce product and packaging costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S, G &A”) for the three months ended September 30, 2003 decreased $60,165 to $1,958,255 or 52.0% of net sales from $2,018,420 or 56.1% of net sales for the three months ended September 30, 2002. This decrease is primarily due to increased management controls over spending with an emphasis on matching brand expenses with profitable sales opportunities.  As a percentage of sales, S,G & A expenses decreased 4.1% primarily due to a $145,600 decrease in brand expenses related to management’s strategy to control promotion expenses offset by volume related increases in freight and commissions of $25,100 and $35,400 respectively.   As a percent of sales, brand expenses were 13.0% and 17.5%, respectively, for the three months ended September 30, 2003 and 2002. The decrease in brand expenses, as a percent of net sales, is primarily due to the Company’s strategy to control overall costs and match brand expenses with profitable sales opportunities.

S,G &A for the nine months ended September 30, 2003 decreased $106,245 to $5,900,736 or 50.4% of net sales from $6,006,981 or 58.9% of net sales for the nine months ended September 30, 2002. This decrease is primarily due to a $138,400 decrease in brand expenses and a decrease of  $105,900 in overhead expenses, principally from manpower and consulting fee reductions partially offset by increases related to freight and commission expense of  $65,800 and $72,200, respectively, resulting from increased sales volume.  Brand expenses for the period were 13.6% of net sales down 3.2% from 16.8% for the same period in 2002. The decrease in brand expenses, as a percent of net sales, is primarily due to the Company’s strategy to control overall costs and match brand expenses with proven sales opportunities.

Interest Expense

Interest expense for the three months ended September 30, 2003 increased $28,471 compared to the three months ended September 30, 2002 due to borrowings on the Loan Agreement with related parties, more fully explained in Note 5, partially offset by lower borrowing levels combined with lower base cost of money on the Company’s credit facility.  Interest expense for the nine months ended September 30, 2003 increased $44,813 compared to the nine months ended September 30, 2002 due to borrowings on the Loan Agreement with a majority shareholder, more fully explained in Note 5, partially offset by lower borrowing levels combined with lower base cost of money on the Company’s credit facility.

Liquidity and Capital Resources

The Company used cash of $521,960 from operating activities in the nine months ended September 30, 2003, compared to a use of cash of $990,144 in operating activities for the nine months ended September 30, 2002. This decrease in cash used from operating activities is primarily due to the reduction in the Company’s operating loss of $1,144,796 combined with a reduction in inventories of $489,979 partially offset by a volume related increase in receivables of $1,128,873 compared to the same period in 2002.

Net cash provided by inventories was $607,574 for the nine months ended September 30, 2003 compared to net cash provided by inventories of $117,595 for the nine months ended September 30, 2002 primarily due to lower December sales in 2002 and higher inventories at the end of the period resulting in an increase in cash provided when inventories were reduced to normal levels.

Net cash provided by accounts receivable was $95,516 for the nine month period ended September 30, 2003 compared to net cash provided from accounts receivable of $1,224,353 for the same period of 2002, principally due to increased sales volume in 2003 compared to the same period in 2002.  Customer terms have remained constant however, there is a slight increase in days sales outstanding due to increased volume in the mass market channel which generally pays more slowly than the Health channel.

Net cash used in accounts payable and accrued expenses was $420,101 for the nine month period ended September 30, 2003 compared to net cash used of $799,924 the same period of 2002, principally due a higher level of accrued insurance related to premium increases for director’s and officer’s insurance and workers compensation insurance.

The provision for excess and obsolete inventory used $0 in cash for the nine month period ended September 30, 2003 compared to $30,000 the same period of 2002, principally due to the disposal of excess product lines in 2002 and the implementation of an inventory management system in 2003 decreasing excess inventory levels.

Net cash used by prepaid expenses was $200,905 for the nine month period ended September 30, 2003 compared to net cash provided in the same period of 2002 of $174,070, principally due to increased prepaid insurance costs related to directors’ and officers’ insurance premiums.

The Company’s working capital decreased $181,693 from ($1,429,771) at December 31, 2002 to ($1,611,464) at September 30, 2003. This decrease was largely due to a decrease in inventory as a result of a concentrated inventory reduction program partially offset by a decrease in accounts payable and borrowings on the Company’s credit facility.

Cash used in investment activities during the nine months ended September 30, 2003 was $3,797 compared to $7,289 for the nine months ended September 30, 2002.

The Company’s cash used in financing activities was $10,796 for the nine months ended September 30, 2003, compared to cash provided by financing activities of $1,759,174 for the same period of 2002. The September 30, 2003 amount was the result of the Loan Agreement (described in Note 5) partially offset by net pay downs on the Company’s line of credit.  The September 30, 2002 amount was the result of the $2.5 million from the Private Equity Transaction, conversion into equity of the Health Holdings debt, and a decrease in borrowings under the Credit Agreement. See Notes 4, 5 and 7.

As of September 30, 2003, the Company was in compliance with all of the covenants of the Credit and Security Agreement with Wells Fargo.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2003, the Company has an accumulated deficit of $21,982,924, a net working capital deficit of $1,611,465 and a stockholders’ capital deficiency of $2,991,001, and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent auditors qualified their opinion on the Company’s December 31, 2002 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern

The Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations during the next twelve months, provided that Wells Fargo does not exercise its right to terminate, or demand immediate payment of all amounts outstanding under the Credit Agreement. However, the Company may seek to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at September 30, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual	Payments Due by Period
Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$2,045,946	$1,395,866	$650,080	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Leases	$1,238,425	$113,440	$1,124,985	$0	$0
Unconditional Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Obligations	$0	$0	$0	$0	$0
Total Contractual Cash Obligations	$3,284,371	$1,509,306	$1,775,065	$0	$0
Series B Convertible Redeemable Preferred Stock	$2,000,000	$0	$0	$0	$2,000,000
Total	$5,284,371	$1,509,306	$1,775,065	$0	$2,000,000

Recently Issued Statements of Financial Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  FAS 150 requires an issuer to classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies.  The Company adopted this Statement as of July 1, 2003 and it had no material impact on its financial statements.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company’s consolidated balance sheet or results of operations as the Company intends to continue to account for its equity based compensation plans using the intrinsic value method.  The Company provided the interim disclosures required by FAS 148 beginning in the first quarter of 2003.

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

Future losses and ability to continue as a going concern

Naturade’s independent accountants have qualified their opinion on the Company’s December 31, 2002 financial statements, expressing substantial doubt concerning the Company’s ability to continue as a going concern. At September 30, 2003, the Company had an accumulated deficit of $21,982,924, net working capital deficit of $1,611,464 and a stockholders’ capital deficiency of $2,991,001. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. Moreover, as of December 31, 2002, the Company was in default of the minimum book net worth and minimum net income covenants in the Credit and Security Agreement with its principal lender and only recently received a written waiver of such default. Without a waiver of any future defaults that may occur, or a modification of the Credit and Security Agreement, the lender could terminate the agreement and demand immediate payment of the full amount of indebtedness. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002, the Loan Agreement entered into on April 14, 2003 under which the Company can borrow, subject to certain conditions, $450,000 and can borrow up to an additional $300,000 at the discretion of the lenders and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment.

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

Dependence on continued business from the Company’s key customers

The Company’s three largest customers together account for 50.8% of sales revenue for the nine month period ended September 30, 2003. One mass market customer, Wal*Mart and Sam’s Club, represented approximately 17.5 % of Naturade’s total sales, and two health food distributors accounted for 33.3% of total sales for the nine month period ended September 30, 2003. The loss of such customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

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

As a result of the Company’s efforts to comply with changes in applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations that the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. The Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company’s business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for our products. Any of or all of such requirements could hurt sales of our products or increase our costs, resulting in material harm to the Company’s results of operations and financial condition.

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

Naturade, traditionally a marketer for the health food market, has recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant new costs and risks for Naturade.  Mass market sales require greater expenditures for branding.  Mass market brand expenses were 14.4% of net sales as compared to health food brand expenses of 8.9% of net sales for the nine months ended September 30, 2003.  Compared to sales in the health food market, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed Naturade’s short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to Naturade’s business.

Closely controlled stock

At September 30, 2003, Westgate Equity Partners, L.P. beneficially owned approximately 55.0% of the Company’s Common Stock, Health Holdings beneficially owned 40.6% of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 97.5 % of the Company’s Common Stock. Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate Equity Partners, LLC and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

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

Variability of quarterly results

The Company has experienced, and expects to continue to experience, variations in its net sales and operating results from quarter to quarter. The Company believes that the factors that influence this variability of quarterly results include the timing of the Company’s introduction of new product lines, the level of consumer acceptance of each product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the timing of trade shows, the product mix of customer orders, the timing of placement or cancellation of customer orders, the weather, transportation delays, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of the Company’s results of operations from period to period is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future performance.

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

Intellectual property protection

The Company’s success depends in part on its ability to preserve its trade secrets and know-how, and operate without infringing on the property rights of third parties. The Company does not have any patents, and as a result another company could replicate one or more of Naturade’s products. The Company’s policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a U.S. federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the U. S. The Company intends to register its trademarks in certain foreign jurisdictions where the Company’s products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the U.S.

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

The Company’s long-term debt primarily consists of a $4.5 million line of credit originally entered into on January 27, 2000 and amended on April 14, 2003, a $450,000 Loan Agreement with a majority shareholder and other investors and $182,345 in Investor Notes, after giving affect to the Health Holdings debt-to equity conversion on January 2, 2002 as part of the Private Equity Transaction as described more fully in Note 7 to the Financial Statements. The $4 million Loan Agreement with the majority shareholder of the Company was converted into equity on January 2, 2002 as part of the Private Equity Transaction. The line of credit bears interest at prime rate plus 4.5%. The Loan Agreement with a majority shareholder and other investors bears interest at 15% per annum and is due on December 31, 2004.  The Investor Notes bear interest at 15% per annum with due dates of September 15, 2003 and October 15, 2003 for $20,000 each, installments of $10,000 each on January 15, 2004 thru July 15, 2004 and the remaining balance on August 15, 2004. However, given the fixed interest rate on the Loan Agreement, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the nine month period ended September 30, 2003 the interest expense on the line of credit was $84,061. If the interest rate on the line of credit for the nine month period ended September 30, 2003 had increased by one percent to prime rate plus 5.5%, this would result in an interest expense of $93,951.

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

NONE

ITEM 3. Defaults upon Senior Securities

NONE.

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

NONE

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 12. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

By
DATE: October 31, 2003		/s/ Bill D. Stewart
Bill D. Stewart
Chief Executive Officer

By
DATE: October 31, 2003		/s/Stephen M. Kasprisin
Stephen M. Kasprisin
Chief Financial Officer