Form 10-K
period 2003-12-31
NATURADE INC
filed 2004-03-30
CIK 797167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of such Common Stock held by non-affiliates was $54,713 based on the average of the bid and asked price on that date.

As of March 26, 2004, 44,533,866 shares of the registrant’s Common Stock were outstanding.

Forward Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise.  Statements contained herein that are not historical facts are forward-looking statements.  In addition, the reader may identify forward-looking statements by the use of the words “anticipates,” “expects,” “intends,” “plans,” variations thereof and similar expressions.  All such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this Annual Report. Statements in this Annual Report on Form 10-K, particularly in “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the “Notes to Financials Statements” describe certain factors that could contribute to or cause such differences, including, but not limited to, unanticipated developments in any one or more of the following areas: the fact that our accountants have expressed doubt about the Company’s ability to continue as a going concern, the Company’s expectation of further losses, the Company’s need for additional financing and access to borrowing, the Company’s dependence on key customers, the Company’s dependence on third-party manufacturers, government regulations that could affect the Company’s products, the Company’s ability to identify suitable strategic partners, competition, the Company’s dependence on key personnel, labeling or promotion risks associated with the mass market, the effect of closely controlled stock, the pace of technological change, possible interruptions in the Company’s business resulting from the U.S. Government’s response to terrorism, variability of quarterly results, product liability exposure, reduced sales in the dietary supplement industry, the effect of adverse publicity, the Company’s ability to protect the Company’s intellectual property, the rate of consumer acceptance of new product introductions, stock price volatility, and other risk factors which may be detailed from time to time in the Company’s Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statement contained herein, which speak only as of the date hereof. The Company undertakes no obligation to update any these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

NATURADE®, NATURADE TOTAL SOY®, THE DELICIOUS WAY TO GIVE HEART DISEASE THE SHAKE™ THE DELICIOUS CHOLESTEROL FIGHTER! ®, NATURADE 100% SOY™, NATURADE 100% WHEY™, NATURADE VEG™, NATURADE SOY-FREE VEG™, NATURADE MILK & EGG™, NATURADE N-R-G™, NATURADE ORGANIC SOY™, ALOE VERA 80®, DIET LEAN™, POWER SHAKE®, QUICK FIZZ™, RIBOTEIN™, and EXPEC® are trademarks or service marks of Naturade, Inc.

PART I

Item 1. Business

General

Naturade, Inc. (the “Company” or “Naturade”) was founded in 1926. The Company is a leading marketer of scientifically supported natural products formulated to improve the health and well-being of consumers and sold to supermarkets, mass merchandisers, club stores and drug stores (collectively, the “mass market”), health food stores and natural food supermarkets (collectively, the “health food market”) and the military. The Company’s products are generally marketed under the trademarks Naturade®, Naturade Total Soy®, Diet Lean™ and Aloe Vera 80®. The Company also markets its products in the health food market and mass market in Canada and selectively in other international markets.

Weight loss is a major marketing focus for the Company encompassing its Naturade Total Soy® line of meal replacements for cholesterol reduction and weight management and its Naturade® line of protein boosters for low carbohydrate dieters.  In 2003, the Company introduced Diet Lean™ carb blocker, a product to help block absorption of starch calories.  Naturade is well known for its expertise in soy protein based products, having pioneered the soy protein powder category in 1950.  It has long held the leading market share of soy protein booster powders sold through health food distributors. In 1999, Naturade introduced its Naturade Total Soy® meal replacement powders and by 2000 had become a leading brand name in soy protein powders for all trade classes combined, capitalizing on the 1999 FDA announcement of a heart disease health claim for soy protein.

The Company’s Aloe Vera 80® brand is widely distributed in virtually all of the over 5,000 independent retailers serviced by Naturade’s U.S. health food distributors. Aloe Vera 80® is the only complete line of hair, skin and personal care to use aloe vera gel as the main ingredient. In addition, the Company markets all-natural lines of aloe vera gel concentrate drinks, sports nutrition powders, cough/cold products, laxative/digestive aids and effervescent supplements.

History and Recent Developments

Until 1999, the Company focused on sales in health food stores and natural supermarkets.  In 1999, Naturade entered the mass market with the introduction of its first line of meal replacement products, Naturade Total Soy®.

In 1999, the U.S. Food and Drug Administration (“FDA”) authorized a heart health claim for soy protein which allows qualifying products to claim on their label that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” Naturade began shipping products that prominently featured this claim on the first day allowed by the FDA and believes that it has materially benefited from the FDA decision through increased shelf distribution and increased consumer trials. Naturade currently markets 30 different SKUs featuring this claim.

In 2002, Naturade broadened its focus to target the large and rapidly growing opportunity in weight loss.  Initially, this was accomplished by repositioning its Naturade Total Soy® meal replacements under the slogan “reduce cholesterol and manage your weight.”

In 2003, the weight loss focus was accelerated as the Company repositioned its long established line of high protein boosters to target low carbohydrate dieters.  In 2003, the Company also introduced the Diet Lean™ brand name through the introduction of a white kidney bean extract ingredient shown in clinical studies to help people lose weight by blocking absorption of starch calories.

Business Strategy

The mission of the Company is to market innovative natural products that nourish and improve the health and well being of consumers. Naturade focuses on building consumer brands that can be marketed in both the mass market and the health food market and for which there is strong scientific support of efficacy. Naturade’s management is committed to profitable growth through the following business strategies.

Increase focus on weight loss

Naturade is strongly focused on the growth potential of the weight loss category, including high consumer interest in low carbohydrate diets. More than ten human clinical studies demonstrate weight management benefits for soy protein as part of a reduced calorie diet including improved satiety (feeling of fullness), increased lean muscle mass and protection against oxidative stress (a particular concern to people involved in athletic performance).  The Company’s new Diet Lean™ brand of products, which includes products, which assist weight loss by helping to block the absorption of starch calories, offers a launching pad for new, complementary healthy weight loss products.

Maintain leadership in heart health

The Company believes significant growth potential exists in the meal replacement category with over 50 clinical studies demonstrating that soy protein reduces cholesterol, while consumer awareness of this important benefit remains well below 50%. The FDA, the American Heart Association and the Mayo Clinic all support daily intake of 25 grams of soy protein as part of a diet low in saturated fat and cholesterol.

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

Pursue innovation through science-based new products

Naturade continues to emphasize new products as a long-term growth strategy.  These include further exploitation of soy protein’s demonstrated ability to lower cholesterol, support weight loss, reduce bone loss, reduce hot flashes and enhance performance. In addition future products will be released based on other promising health benefits verified by scientific investigations including whey based sports nutrition products and ephedra free weight management capsules and tablets. The Company’s marketing and research and development departments spearhead new product development; overseeing product formulation, testing and sample production runs carried out by the Company’s third party manufacturers.

Focus promotional spending to improve profitability by account

Account by account profit and loss budgets are maintained to improve the efficiency of promotional spending.  Spending plans are tied to each account’s potential, and promotional programs are then developed that will optimize sales growth while limiting Naturade’s brand expense.  In 2003, this effort led to a $1.4 million increase in gross profit versus 2002 and a $52,000 reduction in brand expenses as net sales increased 13%.  New distribution is pursued selectively where initial investment in start-up costs has a strong expectation of delivering a near-term payback.  Similarly, management has elected to exit accounts where minimum profit standards cannot be met.  As a result, Naturade is currently selling to a consolidated U.S. account base of approximately 11,000 stores compared to approximately 15,000 in 2002 and 33,000 in 2001. Expansion into the Canadian market with a streamlined offering of best selling products is being pursued with the same-targeted spending strategy.

Identify and solicit strategic partners for growth

External growth continues to be a focus for the Company, making use of the resources of its major investors to help identify beneficial strategic alliances.  The Company is currently pursuing a strategic alliance in natural sports nutrition products.  The effort to identify additional funding in support of internal growth is ongoing.

Industry

Naturade has sought to position itself for long-term growth by designing products that address specific conditions where strong scientific evidence of tangible health benefits has created marketing opportunities. There are also a number of demographic trends that support the Company’s belief that the current growth for the categories in which it competes will be long-lived, including the following:

•                                          Obesity epidemic in the U.S. with 24% of the population being obese and 64% overweight

•                                          High interest in low carbohydrate dieting with 59 million Americans controlling carbohydrate intake

•                                          Continuing threat of heart disease as the number one killer of men and women in the U.S.

•                                          100 million Americans have high cholesterol

•                                          Significant health risks associated with obesity, including heart disease, high blood pressure and diabetes

•                                          Trend towards healthier, more active lifestyles

•                                          Increasing popularity of preventative/alternative medicines and therapies

•                                          Increasing number and credibility of scientific studies and clinical trials supporting the efficacy of non-drug health products

There can, however, be no assurance that these trends will result in greater sales revenue for the Company.

Naturade competes in the overall category for natural, nutritional supplement and functional food products. Nutrition Business Journal (“NBJ”), a San Diego-based research publication that specializes in this industry, projects that sales for the overall $62 billion “Nutrition” category will be up 6.5% versus 2002.  Naturade primarily competes in the $14.3 billion segment defined by NBJ as Sports Nutrition and Weight Loss (SNWL). Projected growth for this category is 12% in 2003, broken down as follows:

	2003 Sales ($ Billions)

Isotonic/ Energy Beverages	$4.8	Includes Gatorade and AllSport
Weight Loss Meal Supplements	2.5	Includes Naturade Total Soy® and Slim Fast powders and ready-to-drink
Nutrition Bars	2.4	Includes Power Bar, Cliff and Naturade Total Soy® bars
Sports Nutrition Powders/ Supplements	1.9	Includes EAS, MetRx and Naturade® low carb and sports powders
Weight Loss Pills	1.7	Includes Metabolife, Xenadrine and Diet Lean™ carb blocker
Sports Pills and Hardcore Beverages	0.2	Includes hormone precursors
Low Carb Foods (not including bars and drinks included above)	0.8	Includes Atkins, Carb Solutions and numerous food brands
Total	$14.3	+12% Growth over 2002

Obesity is an epidemic that creates ongoing front page news through the major media outlets.  According to the Centers for Disease Control, two-thirds of the U.S. population is overweight and, of that, one-third is considered obese.  Both the nature of the problem and the continuing news coverage support the perspective that demand for weight loss products will continue to increase for years to come.  The FDA’s 2003 decision to ban the sale of ephedra is expected to heighten demand from retailers and consumers for healthy weight loss aid  products that are both effective and safe.  A third converging factor is the increased marketplace demand for products to support people who are trying to control their carbohydrate intake.  While some suggest that this may be a short-term trend, there is a strong case to suggest that carbohydrate control may have an impact on the market comparable to the impact of “low fat” products in the ‘90’s.  NBJ projects 2003 growth of low carbohydrate foods at +90% creating a $1.4 billion category that has grown from less than $50 million in 2000.  NBJ also projects continuing double-digit growth of the overall SNWL market through 2006 with low carbohydrate food products driving the growth

In addition to weight control, Naturade competes in the soyfoods market.  In 2002, that category grew by 12.8% to an estimated $3.65 billion according to Spins/Soyatech.  According to the report entitled “Soyfoods: The U.S. Market 2003,” soyfoods have been growing at a rate of more than 14% per year for the past 10 years. The report points out that sales of soy-based products were growing more quickly in mass market than in natural product stores.

Brands & Product Lines

Weight loss brands

Approximately 73% of net sales in 2003 were derived from brands positioned for weight loss.  In 2002, the Company repositioned its Naturade Total Soy® brand of meal replacement products to include weight loss benefits.  Naturade Total Soy® is the largest selling Naturade brand and is distributed in virtually all of the retail outlets serviced by Naturade or its distributors. These products include three shake mix powder products (original Naturade Total Soy® powder, Calcium Shake™ and Naturade Total Soy Menopause Relief™), and two ready-to-drink flavors.

First introduced in 1950, Naturade protein boosters are low carbohydrate powders offering consumers a range of protein choices.  These powders are typically added to smoothies to make high protein drinks, but are also used to add protein to other foods prepared at home such as cereal, sauces or casseroles.  In 2003, the Company repositioned these products for weight loss by emphasizing their low carbohydrate content.  This was accomplished through a new Naturade trademark using the word “carb” and the international slash symbol meaning “do not.”  The Company offers a broad selection of protein booster powders based on alternate protein sources, including Naturade 100% Soy™, Naturade Veg™, Naturade N-R-G™, Naturade 100% Whey™, Naturade Soy-Free Veg™ and Naturade Milk & Egg™.

Diet Lean™ is a new Naturade weight loss brand introduced in 2003.  The only Diet Lean™ product offered during 2003 is a carbohydrate blocker product that blocks the absorption of starch calories.  Naturade uses Phase 2® brand white kidney bean extract in the production of its Diet Lean™ Carb Blocker.  Phase 2® is supported by clinical studies that confirm safety and show increased weight loss with more inches lost around the waist when given Phase 2®, compared to placebo.  This product fits the imagery envisioned for a full line of Diet Lean™ products that offer healthy solutions for weight loss.  The introduction of this brand addresses the needs of consumers who will no longer be able to purchase ephedra-based products and will be looking for safe and effective dietary supplements that will help them lose weight.

Soy protein-based products for heart health

In 1999, the FDA authorized a heart health claim for soy protein.  Naturade markets 30 different soy protein SKU’s that qualify to carry the FDA approved claim that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.”  These products accounted for approximately 70% of Naturade net sales in 2003.  Naturade Total Soy® was the first soy protein powder brand in the U.S. to carry this claim on the front of retail package labels and differentiates itself from competitors by continuing to emphasize this life-saving health message on its packages as well as in its advertising and promotional messages as “the delicious cholesterol fighter®.” Naturade offers two soy protein-based nutritional supplement products positioned as energy enhancers, Power Shake® and Ribo-tein™, plus Naturade Pure Soy™, the only widely distributed meal replacement powder made with certified organic ingredients.  In addition, three of the six low carbohydrate protein boosters are made with soy protein and carry the FDA heart health claim.

Aloe vera-based products

Aloe vera based products accounted for approximately 10% of Naturade 2003 net sales. The Company seeks to distinguish itself from its competitors by offering a wider range of aloe vera products for topical use as well as for oral ingestion. The Aloe Vera 80® line offers topical products for hair care, facial care, hand and body care and bath and cleansing care. It is the only broad aloe vera-based line of personal care products available in retail stores in which every item in the line uses aloe vera gel in place of water as the main ingredient. Unlike most competitive juice products, Naturade aloe gel drink dietary supplements are concentrated, with higher levels of active solids per serving (less water). Naturade Stomach Formula is a best seller in the aloe drink category through health food distributors and the leading item in the Naturade aloe vera gel drink line. The line also includes Naturade Joint Formula with Glucosamine, Naturade Energy Formula and Naturade Detox Formula. The aloe vera lines are sold almost exclusively in independent health food stores and natural supermarkets.

Other products and private label

The Company offers additional all-natural brands and product lines including sports nutrition powders, laxatives, meal replacement bars, digestive aids, cough/cold products and a Quick Fizz™ line of effervescent supplements, which, cumulatively, accounts for approximately 17% of 2003 net sales. These are distributed almost exclusively through independent health food stores and natural supermarkets. In addition, the Company provides private label products to a limited number of customers.

Competition

Two brands are major Naturade competitors in the mass market powder sector, Slim Fast® from Unilever, Inc. and Genisoy® from MLO Products, Inc. Many other companies have entered the category in the last three years but hold only small market shares, including, Health Source (Abbott Labs), Twinlab, Amerifit, Kashi, Balance, EAS, Natrol, Rexall Sundown, Schiff (Weider) and Country Life (Hain).  Naturade also competes with Genisoy® and Kashi in the health food segment where the Company believes that it holds the leading share.  In the health food sector Naturade competes indirectly with Spiru-tein®, a brand from Nature’s Plus, Inc.  Unlike Naturade Total Soy®, Spiru-tein® does not emphasize soy protein content in marketing its products and positions them as energy boosters rather than products for weight loss or cholesterol reduction.  Spiru-tein® holds a substantial lead over Naturade’s entries in the energy category, Power Shake® and Ribo-tein™.

While no other personal care brand offers a complete aloe-vera-based line like Aloe Vera 80®, several competitors vie for the natural product consumer’s attention in health food stores including Jason, Kiss My Face, Avalon, Rachel Perry and Nature’s Gate. Other brands offering aloe gel concentrate drinks include Nature’s Gate and Lily of the Desert.

Sales, Marketing and Distribution

In fiscal 2003, the breakdown of Naturade sales by channel was 52.2% to the mass market, 46.4% to the health food market and 1.4% in international channels. Naturade’s products are sold to both the health food market and the mass market using a sales management team augmented by independent brokers. Health food sales are primarily through distributors, while most mass market sales are direct to retailers. Naturade sales and distribution in Canada is also handled through distributors and brokers. The Company’s major customers include:

Major Customers by Channel

Mass Market	Health Food Market
Kroger, Fred Meyer, Safeway	The Vitamin Shoppe, Whole Foods
Albertson’s, American Drug	Wild Oats, Nature’s Best
Sam’s Club, Costco, BJ’s Wholesale	Tree of Life, United Natural Foods

Naturade’s direct sales force supervises broker sales organizations in the health food market and mass market. While headquarters sales calls are primarily the responsibility of Naturade’s sales management, over 60 health food broker personnel and an additional 50 mass market broker personnel carry out follow-up calls and retail activity. Naturade maintains brokerage agreements with its health food and mass market brokers throughout the U. S. These agreements have a term of one year and may be terminated on 30 days prior written notice by either party. In addition, these agreements grant the brokers exclusive territories to represent Naturade and receive commissions on sales generated in these territories. Brokers do not take title to the Company’s products.

Naturade sells its products in the health food market through a network of 20 key distributors and approximately 15 smaller distributors, who together service approximately 5,000 retail health food stores and natural supermarkets in the United States. These distributors take title to the Company’s products, combining these products with other companies’ products to serve the health food stores in their geographic area. Eight of these key distributors are divisions of United Natural Foods, Inc. (UNFI), a national health food distributor, whose aggregate purchases during fiscal 2003 represented approximately 13% of the Company’s total sales. Seven other distributors are divisions of Tree of Life, Inc, another national health food distributor, whose aggregate purchases during 2003, represented approximately 15% of the Company’s total sales. Often the Company’s direct sales force, along with brokers, will solicit business from health food stores who then acquire the Company’s products from these distributors. While each of these national health food distributors is a corporate legal entity, their divisions independently make purchasing decisions on the Company’s products and are separately invoiced by the Company. Accordingly, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company treats these divisions as separate customers for purposes of determining the top 40 customers.

Mass market products are sold directly to mass market retailers or their designated distributors. One mass market customer, Wal*Mart-Sam’s Clubs, represented approximately 23% of Company total sales in 2003. While Wal*Mart and Sam’s Clubs are part of a single corporate legal entity, they are independent operations, have separate buying departments and are separately invoiced by the Company.  Thus, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company treats them as separate customers for purposes of determining the top 40 customers.  In second half 2003, the Wal*Mart stores division revamped its weight loss shelving to make room for additional low carbohydrate products.  In the process, they eliminated their entire soy protein powder offering including both Naturade and the major competitor, Slim Fast.  The lost business accounts for less than 6% of 2003 sales.  Company management is working to re-establish distribution in the Wal*Mart division.  In the meantime, volume continues to grow in the Sam’s Club division.  An additional mass market customer, Costco represented approximately 11% of the Company’s total sales in 2003.

The loss of any one of the major customers including Tree of Life, UNFI, Sam’s Club or Costco could have a material adverse effect on the Company.

Third-Party Manufacturers

Since the Company began to outsource the production of its products in 1999, the Company has become significantly dependent on third-party manufacturers. The decision to outsource was based upon the Company’s desire to concentrate its financial resources on product development, sales, marketing and distribution. Naturade currently contracts with third-party manufacturers who specialize in powder, liquid, tablet/capsule, bar and over-the counter pharmaceutical (“OTC”) production. Naturade selects its third-party manufacturers based upon several criteria, including quality, capacity, location and cost. Under the direction of the Company’s product development team, these third-party manufacturers create product formulations and develop sample production runs of prototype products. Naturade requires that a certificate of analysis that indicates tested levels of key microbiological measures accompany every batch of product received from a third-party manufacturer.

Raw Material Supplies

Due to outsourcing of production, Naturade has eliminated most of its raw material inventory, which at December 31, 2003, approximated $208,615. This amount includes bottles, labels, corrugated boxes and shippers. The Company believes that the raw materials used by its third-party manufacturers are readily available from multiple supply sources.  The Company has not experienced significant delays due to supply problems.

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

Trademarks, Copyrights and Other Intellectual Property

Naturade maintains registrations on 23 trademarks with the United States Patent and Trademark Office, in addition to a California registration on one trademark. Naturade also maintains trademark registrations for a variety of marks in approximately eleven foreign countries. In addition, Naturade holds other intellectual property rights. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks.  The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. It will evaluate and pursue potential infringements on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elects not to pursue them, the value of its trademarks could be substantially weakened.

Private Equity Transaction

In January 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate Equity Partners, L.P. (“Westgate”) for a total of $2.5 million, (ii) issued 36 million shares of Common Stock and (iii) amended its bank credit facility.  The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment) and bears dividends at the rate of 10% per annum.  The Warrants, which expire on December 31, 2004, entitle the holder to purchase additional shares of Series B Convertible Preferred Stock convertible into 33.6 million shares of Common Stock (subject to adjustment ) for $3.5 million.

In April 2003, the Company entered into a loan agreement (the “Loan Agreement”), with Health Holdings and Botanicals, LLC, a principal shareholder of the Company, and certain other lenders (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and subject to the discretion of the Lender Group, up to an additional $300,000.  All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”).  The net proceeds from the sale of Series B Convertible Preferred Stock and Warrants, and the advances under the Loan Agreement, have been used for the Company for working capital and general corporate purposes.  For a more complete description of these transactio0ns see Notes 4 and 5 of Notes to Financial Statements.

Regulatory Matters

The Company’s products are subject to regulation by numerous governmental agencies, principally the U.S. Food and Drug Administration (the “FDA”). The Company’s products are also subject to regulation by the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Advertising of the Company’s products is subject to regulation by the U.S. Federal Trade Commission. Various state and local agencies, as well as each foreign country in which the Company distributes its products also regulate the Company’s products.

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

Beginning in 2002, the FDA implemented a new regulation requiring non-prescription, over-the-counter (“OTC”) drugs to include a “Drug Facts” box on the label. This regulation was designed to make OTC drug labels easier to read. This regulation has now been implemented on all of Naturade’s OTC products where required including, Herbal Expectorant, Sugar-Free Herbal Expectorant, Children’s Herbal Expectorant and Herbal Laxative.

The USDA implemented new labeling regulations on all organic products beginning in November 2002.  Naturade revised the labels on all applicable products containing organic ingredients and believes that it is in substantial compliance with these new regulations.

The Company believes that its products currently are in substantial compliance with the latest regulations in product labeling, including food (Nutritional Labeling Education Act of 1991 or NLEA), dietary supplement (DSHEA), over-the-counter drug (OTC Monographs) and cosmetic packaging guidelines. In addition, the Company has implemented registration and compliance procedures as required by the recently enacted FDA Bioterrorism Act. The Company retains control of all labels in-house and manages label development and usage as an element of quality assurance. In addition, all formula specifications are developed under the direction of Naturade’s management.

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

Naturade’s direct product research and development expenses were $216,185,  $210,985 and $196,456 in the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

The Company introduced a carbohydrate blocker in September 2003 under the brand name Diet Lean™.  The active ingredient in the product is a white kidney bean extract developed by Pharmachem Labs and marketed under the brand name Phase 2®.  Diet Lean Carb Blocker is intended to be the first in a series of products to target the weight loss category and to be marketed by Naturade under the Diet Lean name.

Employees

As of December 31, 2003, Naturade employed 28 people, including two in administration, ten in sales and marketing, three in product development, eight in finance, accounting and information technology and five in warehouse and distribution. The Company considers its relations with its employees to be good.

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

Future losses and ability to continue as a going concern

At December 31, 2003, the Company had an accumulated deficit of $21,853,561 net working capital deficit of $1,789,482 and a stockholders’ capital deficiency of $2,861,638. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business.  If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment. Based on this situation, the Company’s independent accountants qualified their opinion on the Company’s December 31, 2003 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.  The financial statements provided with this report have been prepared on the assumption that the Company will continue as a going concern and do not include material adjustments that would be necessary if it were to cease operation.

Dependence on current and ongoing financing

The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of December 31, 2003, the Company was in compliance with all covenants of the Credit and Security Agreement with its principal lender.  See “Item 7. Management’s Discussion and Analysis of Financing Condition and Results of Operations—Liquidity and Capital Resources” and Notes 4 and 5 to the Financial Statements.

Dependence on continued business from the Company’s key customers

The Company’s four largest customers together account for 61.6% of sales revenue. Two mass market customers, represented approximately 33.5% of Naturade’s total sales in 2003, and two health food distributors accounted for 28.1% of total sales in 2003. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

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

Impact of government regulation

The Company’s operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, including the FDA and FTC. See “Regulatory Matters.” Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company’s products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

As a result of the Company’s efforts to comply with changes in applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations. The Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company’s business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for the Company’s products. Any of or all of such requirements could hurt sales of the Company’s products or increase the Company’s costs, resulting in material harm to the Company’s results of operations and financial condition. See “Regulatory Matters.”

Naturade may not be able to identify suitable strategic partners to realize the Company’s growth strategy.

In addition to internal expansion of its existing business, The Company has a strategy to expand its business externally by identifying compatible companies for strategic alliances and strategic investments in The Company. The Company may not succeed in identifying these potential strategic partners or may be unable to conclude agreements with them. If so, The Company’s future growth may be limited, and it may be unable to achieve profitability.

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

Future sales of equity securities could dilute the Company’s Common Stock

The Company may seek to obtain new financing from various sources, including the sale of its securities. Future sales of Common Stock or securities convertible into Common Stock at or below recent market prices could result in dilution of the Common Stock. In addition, the conversion of the 13.5 million shares of Series B Convertible Preferred Stock originally sold to Westgate Equity Partners, L.P. (“Westgate”), for $2 million, together with conversion of the 35,989,555 shares of Series B Convertible Preferred Stock issuable on exercise of warrants, which expire on December 31, 2004, held by Westgate, which have an exercise price of approximately $0.104 per share (and, including the original cost of the warrant, a total consideration of approximately $0.119 per share), has resulted in dilution of the Common Stock. The perceived risk of dilution may cause some of the Company’s stockholders to sell their shares, which could further reduce the market price of the Common Stock.

Dependence on qualified personnel

The Company’s success depends upon its ability to attract and retain qualified sales, marketing, scientific and executive management personnel. To commercialize its products and product candidates, the Company must maintain and expand its personnel, particularly in the areas of product sales and marketing. The Company faces intense competition for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Moreover, managing the integration of such new personnel could pose significant risks to the Company’s development and progress and increase its operating expenses.

Expanding the Company’s sales in the mass market has increased branding costs and resulted in less stable demand for the Company’s products.

The Company, traditionally a marketer for the health food market, has recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant risks for The Company.  Compared to sales in the health food market, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed The Company’s short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to The Company’s business.

Closely controlled stock

At March 22, 2004, Westgate Equity Partners, L.P. beneficially owned approximately 51.0 % of the Company’s Common Stock, Health Holdings beneficially owned 92.2 % of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 97.6% of the Company’s Common Stock. Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate Equity Partners, LLC and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

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

The Company may face interruption of production and services due to increased security measures in response to terrorism

The Company’s business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorist activities and threats aimed at the U.S., transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of the terrorist activities and potential activities. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact the Company’s results of operations, impair its ability to raise capital or otherwise adversely effect its ability to grow its business.

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

The Company’s business consists primarily of selling natural products and functional foods, including soy protein-based products. The soy foods category as a whole has recently experienced increased sales. Other categories of dietary supplements have experienced reduced sales in recent periods after several years of dramatic growth. In particular, revenues in both the herbal and health food store categories have had periods of significant decline. There can be no assurance that this general consumer trend will not be experienced by the Company’s product categories as well. Even if the Company is successful in increasing sales within its market category, a decline in the overall market for natural products or functional foods could have a material adverse affect on the Company’s business.

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

Intellectual property protection

The Company’s success depends in part on the Company’s ability to preserve the Company’s trade secrets and know-how, and operate without infringing on the property rights of third parties. The Company does not have any patents, and as a result another company could replicate one or more of the Company’s products. The Company’s policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a U.S. federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the U. S. The Company intends to register its trademarks in certain foreign jurisdictions where the Company’s products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the U.S.

Currently, the Company has U.S. trademarks as well as a California registration on four trademarks. The Company also maintains trademark registrations in approximately eleven foreign countries. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. It will evaluate and pursue potential infringement on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elects not to pursue them, the value of its trademarks could be substantially weakened. If the Company takes action to enforce its intellectual property rights, litigation may be necessary. Any such litigation could be very costly and could distract the Company’s personnel. Due to limited financial resources, The Company may be unable to pursue some litigation matters. In matters it does pursue, The Company can provide no assurance of a favorable outcome. An unfavorable outcome in any proceeding could have a material adverse effect on the Company’s business, financial condition and results of operations.

Introduction of new products

Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors to currently existing products, as well as new formulations or configurations, such as ready-to-drink products and bars. The Company experiences significant costs in formulating new products, designing packaging and merchandising. While the Company conducts extensive market research to determine consumer trends in both the mass market and health food market, there can be no assurance that consumers and retailers will accept the Company’s new products. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

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

Item 2.  Properties

In December 1998, the Company signed a 7 1/2 year lease for a facility including new executive offices, sales and marketing offices and warehouse located in Irvine, California. This 50,000 square foot facility includes a 40,000 square foot finished goods warehouse area configured with a high-density steel rack and frame storage floor plan. This maximum cubic space utilization provides the Company with reasonably sufficient warehousing capacity for the term of the lease, specifically in light of the Company’s decision to outsource production, thereby eliminating the need for any manufacturing space. The rent expense related to this lease for fiscal year ended December 31, 2003 was $388,704. The lease agreement includes an approximate 9% rent increase after the second, fourth and sixth year of the lease period, with a 60-month extension after the initial lease term at the prevailing market rental rate. Detailed information relating to this lease is presented in Note 8 of Notes to the financial statements. The Company believes this facility is sufficient for its needs for the foreseeable future.

Item 3.  Legal Proceedings

From time to time, the Company is party to various claims and litigation that arise in the ordinary course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of any pending claims and litigation will not have a material effect on the Company’s results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

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

Fiscal 2003	High	Low

1st Quarter	$.07	$.06
2nd Quarter	.03	.03
3rd Quarter	.03	.01
4th Quarter	.04	.01

Fiscal 2002	High	Low

1st Quarter	$.40	$.12
2nd Quarter	.12	.07
3rd Quarter	.10	.07
4th Quarter	.10	.06

On March 22, 2004, the last reported price for the Company’s Common Stock was $0.35.  Stockholders are urged to obtain current market quotations for the Company’s Common Stock.

Holders

To the best knowledge of the Company, the number of record holders of Common Stock as of December 31, 2003 was 545. According to information obtained by the Company, approximately 446 additional shareholders hold the Company’s Common Stock in “street name.”

Dividends

The Company did not pay a cash dividend on its Common Stock during 2002 and 2003, and the Company does not anticipate paying any cash dividends in the foreseeable future. As of the date of this Annual Report on Form 10-K, the Company intends to follow a policy of retaining any future earnings to provide funds for the expansion of its business. The declaration and payment of cash dividends in the future will depend upon the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. The Company’s ability to pay dividends is limited by the provisions of Delaware law, by its Credit and Security Agreement with Wells Fargo Business Credit and under the Certificate of Designation of the Series B Convertible Preferred Stock.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

The following tables summarize certain selected financial data for the periods presented and should be read in conjunction with the more detailed information and financial statements, including notes thereto, presented elsewhere herein.

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,
	2003		2002		2001		2000		1999
Net Sales	$16,326,296	100.0%	$14,416,351	100.0%	$16,641,109	100.0%	$15,503,182	100.0%	$11,946,702	100.0%

Gross profit	7,663,997	46.9%	6,258,744	43.4%	7,350,882	44.2%	7,157,279	46.2%	4,569,798	38.3%
Selling, general and administrative expenses	7,883,398	48.3%	8,069,382	56.0%	9,522,932	57.2%	8,626,072	55.6%	8,923,832	74.7%
Other operating expenses	—	0.0%	—	0.0%	—	0.0%	—	0.0%	2,844,344	23.8%
Operating loss	(219,401)	(1.3)%	(1,810,638)	(12.6)%	(2,172,050)	(13.1)%	(1,468,793)	(9.5)%	(7,198,378)	(60.3)%
Other loss	(181,514)	(1.1)%	(85,180)	(0.6)%	(549,172)	(3.3)%	(661,499)	(4.3)%	(2,497,635)	(20.9)%

Loss before provision for income taxes	(400,915)	(2.5)%	(1,895,818)	(13.2% )	(2,721,222)	(16.4)%	(2,130,292)	(13.7)%	(9,696,013)	(81.2)%
Provision for income taxes	800	0.0%	800	0.0%	5,931	0.0%	800	0.0%	800	0.0%

Net loss	(401,715)	(2.5)%	(1,896,618)	(13.2)%	(2,727,153)	(16.4)%	(2,131,092)	(13.7)%	(9,696,813)	(81.2)%
Less:
Preferred Stock Dividends	(228,908)		(205,000)		0		0		0
Deemed Dividends	(285,714)		(285,714)		0		0		0

Net Loss Attributable to Common Shareholders	$(916,337)		$(2,387,332)		$(2,727,153)		$(2,131,092)		$(9,696,013)

Basic and diluted net loss per share	$(0.02)		$(0.05)		$(0.36)		$(0.30)		$(1.81)

Weighted average number of shares used in computation of basic and diluted net loss per share	44,533,386		44,000,000		7,600,000		7,000,000		5,346,000

BALANCE SHEET DATA

	As of December 31,
	2003	2002	2001	2000	1999

Cash and cash equivalents	$144,102	$722,583	$55,388	$202,648	$1,056,240
Working capital (deficiency)	(1,789,482)	(1,429,771)	(1,864,116)	226,869	(649,929)
Total assets	4,076,557	4,222,224	3,993,495	5,389,819	5,102,950
Longterm debt	5,609	37,735	5,507,382	5,049,770	3,778,528
Total stockholder’s deficit	$(2,861,638)	$(1,945,301)	$(7,009,373)	$(4,472,397)	$(4,002,962)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and the financial statements and related notes attached to this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1. Business—Risk Factors Affecting the Company” and elsewhere in this report.

General

The Company is a branded natural products marketing company focused on growth through innovative, scientifically supported products designed to nourish the health and well being of consumers.  The Company primarily competes in the $14.3 billion dollar segment defined by Nutrition Business Journal (“NBJ”) as Sports Nutrition and Weight Loss (“SNWL”). In addition to weight control, the Company competes in the soy foods market.  In 2002, that category grew by 12.8% to an estimated $3.65 billion according to Spins/Soyatech. According to the report entitled “Soyfoods: The U.S. Market 2003,” soy foods have been growing at a rate of more than 14 % per year for the past 10 years. The report points out that sales of soy-based products were growing more quickly in mass market channels than in natural product stores.

Within the broad soy foods market, segments such as meal replacement drinks, soy milk and bars have outperformed other categories.  With many brands entering the market and reduced spending by Slim Fast®, the soy protein powder category flattened in 2003.  The Company’s products include Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders, ready-to-drink products and bars, Naturade® protein powders, Aloe Vera 80® health and beauty care products and other niche dietary supplements. The Company’s products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway, Albertson’s and Ahold), mass merchandisers (e.g., Wal*Mart, Kmart and Shopko), club stores (e.g., Sam’s Clubs, Costco and BJ’s Wholesale), drug stores (e.g., American Drug and Snyder Drug), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.

Results of Operations

The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales			Percentage Dollar Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2003	2002	2001	2003	2002	2001

Net Sales	100.0%	100.0%	100.0%	13.2%	(13.4)%	7.3%
Gross profit	46.9%	43.4%	44.2%	22.5%	(14.9)%	2.7%
Selling, general and administrative expenses	48.3%	56.0%	57.2%	(2.3)%	(15.3)%	10.4%
Operating loss	(1.3)%	(12.6)%	(13.1)%	(87.9)%	(16.6)%	47.9%
Other loss	(1.1)%	(0.6)%	(3.3)%	113.1%	(84.5)%	(17.0)%
Loss before provision for income taxes	(2.5)%	(13.2)%	(16.4)%	(78.9)%	(30.3)%	27.7%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%	0.3%	(2.0)%
Net loss	(2.5)%	(13.2)%	(16.4)%	(78.8)%	(30.5)%	28.0%

Effective January 1, 2002, the Company adopted Emerging Issues Task Force (“EITF”) issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”).  Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales.  The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations.  Upon the adoption of EITF 01-9, prior period amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $454,552 in 2001.  In addition, the Company reclassified coupon and rebate redemptions from selling, general and administrative expenses to net sales of $55,265 in 2001. New store openings were reclassified to cost of goods sold of $125,198 in 2001.

Major trends that affected the Company’s results of operations in 2003

•                  The Company successfully turned around declining revenues in the health food segment through the introduction of new products coupled with successful promotion of existing product lines.

•                  Product reformulation coupled with increased manufacturing and distribution efficiency grew gross margins by 3.5% as a percent of net sales

•                  Brand support and promotional spending was focused on areas that provide a direct return to the company resulting in reduced promotional costs per dollar of revenue generated.

2003 Compared to 2002

Net Sales—Net sales for 2003 increased $1,909,945, or 13.2%, to $16,326,296 from $14,416,351 for 2002 reflecting a turnaround in the health food channel coupled with consistent growth in the mass market channel.  Domestic sales for 2003 increased $1,897,937, or 13.4%, to $16,091,995 from $14,194,058 for 2002.  International sales for 2002 increased $12,008, or 5.4%, to $234,301 from $222,293 for 2002

Mass Market net sales for 2003 increased $1,699,351, or 24.1%, to $8,749,569 from $7,050,218 for 2002. This increase was primarily a result of an increase in turn distribution sales in 2003 as compared to 2002 coupled with an increase in club business in 2003.  For 2003, the percentage of mass market net sales to the Company’s total net sales basis increased to 53.6% of total net sales as compared to 48.9% in 2002.

For 2003, health food net sales increased $210,591, or 2.9%, to $7,576,727 from $7,366,133 for 2002 primarily as a result of the Company’s strong relationships with key health food distributors and retailers.  These relationships have provided the Company with the ability to introduce new product Sku’s into distribution and ultimately into retail.  For 2003, the percentage of health food net sales to the Company’s total net sales basis decreased to 46.4% of total net sales as compared to 51.1% in 2002.

For 2003, the top 40 customers accounted for $15,478,500, or 94.8%, of net sales, with 21 health food customers contributing $7,123,000, or 43.6%, of net sales, 17 mass market customers contributing $8,163,300, or 50.0%, of net sales, and two international customer contributing $192,200, or 1.2%, of net sales. This compares to the top 40 customers accounting for $13,857,300, or 96.1%, of net sales, with 22 health food customers contributing $7,155,200, or 49.6%, of net sales, 17 mass market customers contributing $6,603,600, or 45.8%, of net sales, and one international customer contributing $98,500, or 0.7%, of net sales for 2002.

For all three periods, the Company considers the eight divisions of one major health food distributor and the seven divisions of a second major health food distributor as separate customers for purposes of this top 40 list, because of their ability to make independent purchasing decisions regarding the Company’s products once The Company products have been approved at the corporate level. In addition, two divisions of a mass market customer are one corporate legal entity, however they operate independently with separate buying departments and, thus, the Company considers them separate customers for purposes of this top 40 list. This analysis differs from that shown in “Item 1. Business—General” in which the divisions of these three entities are combined under their corporate parent to reflect three major customers.

For 2003, the top 40 products represented $12,965,100, or 79.4%, of net sales, with 19 Naturade Total Soy® products contributing $8,522,400, or 52.2%, of net sales, 11 protein powders contributing $2,910,800, or 17.8%, of net sales and 10 aloe vera and other products representing $1,513,900, or 9.4%, of net sales.  This compares to the top 40 products representing $12,129,900, or 84.1%, of net sales, with 17 Naturade Total Soy® products contributing $7,555,700, or 52.4%, of net sales, 13 protein powders contributing $3,015,600, or 20.9%, of net sales and ten aloe vera and other products representing $1,558,600, or 10.8%, of net sales for 2002.

Gross Margin—Gross profit as a percentage of sales for 2003 increased to 46.9% from 43.4% in 2002. This increase in gross profit percentage is primarily due to the reformulation of Naturade Total Soy® and several other products which resulted in a product costs decrease which more than offset small price increases implemented by a key vendor.  In addition, increased efficiencies in distribution related to increased consistency of order flow resulting in lower product distribution costs.

Selling, General and Administrative Expenses—Selling, general and administrative expenses for the fiscal year ended December 31, 2003 decreased $185,984, or 2.3%, to $7,886,398, or 48.3% of net sales, from $8,069,382, or 56.0%, of net sales, for 2002.  For 2003, brand expenses decreased $52,100, or 2.4%, compared to 2002, to $2,161,500 or 13.2% of net sales for 2003 from $2,213,600, or 15.4% of net sales for 2002.  The Company’s focus on the support of retail programs that provide direct consumer consumption benefits has resulted in this decrease as a percent of sales.  This decrease is coupled with a decrease of  $256,100 in overhead expenses, principally from manpower and consulting fee reductions partially offset by increases related to freight and commission expense of  $95,200 and $37,700, respectively, resulting from increased sales volume

Other Income (Expense)—Other income (expense) consists of two components, interest expense and other expense.

Interest expense consists of bank and other interest related to notes shown in Note 4 to the Financial Statements. For 2003, interest expense increased $75,982 to $189,462, or 1.2% of net sales, as compared to 2002 of $113,480, or .8% of net sales.  This increase is principally related to an increase in the borrowing rate on the Company’s Line of Credit and interest on the Loan Agreement as more fully explained in Note 4 to the Financial Statements.

The other expense category consists of unusual or non-recurring charges net of other income. For 2003 this other income was $7,948 compared to other income for 2002 of $28,300 for a net decrease of $20,352.

2002 Compared to 2001

Net Sales—Net sales for 2002 decreased $2,224,758, or 13.4%, to $14,416,351 from $16,641,109 for 2001 reflecting the softness in the overall economies of the U.S. and Canada.  Domestic sales for 2002 decreased $2,096,502, or 12.9%, to $14,194,058 from $16,290,560 for 2001.  International sales for 2002 decreased $128,255, or 36.6%, to $222,293 from $350,548 for 2001

Mass Market net sales for 2002 decreased $1,306,828 or 15.6%, to $7,050,218 from $8,357,046 for 2001. This decrease was primarily a result of (i) the decrease in new distribution sales in 2002 as compared to 2001,  (ii) Kmart’s financial difficulties and the corresponding 45% reduction in sales to that account, and (iii) management’s decision to exit unprofitable accounts, all offset by a modest increase in turn business.

For 2002, the percentage of mass market net sales (excluding international) to the Company’s total net sales basis remained similar to the results seen in 2001. For 2002, mass market net sales represented 48.9% of total net sales, compared to 50.1% of net sales for 2001.

For 2002, health food net sales decreased $917,930, or 11.1%, to $7,366,133 from $8,284,063 for 2001. For 2002, the top 40 customers accounted for $13,857,300, or 96.1%, of net sales, with 22 health food customers contributing $7,155,200, or 49.6%, of net sales, 17 mass market customers contributing $6,603,600, or 45.8%, of net sales, and one international customer contributing $98,500, or 0.7%, of net sales. This compares to the top 40 customers accounting for $15,916,400, or 95.7%, of net sales, with 23 health food customers contributing $7,921,800, or 47.6%, of net sales, 16 mass market customers contributing $7,814,100, or 47.0%, of net sales, and one international customer contributing $180,500, or 1.1%, of net sales in 2001.

For 2002, the top 40 products represented $12,129,900, or 84.1%, of net sales, with 17 Naturade Total Soy® products contributing $7,555,700, or 52.4%, of net sales, 13 protein powders contributing $3,015,600, or 20.9%, of net sales and ten aloe vera and other products representing $1,558,600, or 10.8%, of net sales.  This compares to, the top 40 products represented $13,507,000, or 81.2%, of net sales, with 18 Naturade Total Soy® products contributing $8,790,100, or 52.8%, of net sales, 13 protein powders contributing $3,238,900, or 19.5%, of net sales and nine aloe vera and other products representing $1,478,000, or 8.9%, of net sales for 2001.

Gross Margin—Gross profit as a percentage of sales for 2002 decreased slightly to 43.4% from 44.2% in 2001. This decline in gross profit percentage is primarily due to price increases from several key vendors offset slightly by gains made in the reformulation of several products.

Selling, General and Administrative Expenses—Selling, general and administrative expenses for the fiscal year ended December 31, 2002 decreased $1,453,550, or 15.3%, to $8,069,382, or 56.0% of net sales, from $9,522,932, or 57.2%, of net sales, for 2001. Approximately 53.3% of this decrease or $775,252 is attributable to decreases in brand expenses and 10.8% is due to Health Food Sales (HFS) other costs.  For 2002, brand expenses decreased $775,252, or 25.9%, compared to 2001, to $2,213,650, or 15.4% of net sales for 2002 from $2,988,902, or 18.0%, of net sales for 2001. The reduced spending in mass trade promotions and print advertising represented the bulk of this decrease.  Mass trade promotions costs equaling $1,099,166, or 15.6%, of mass market net sales, a $219,837, or 16.7%, decrease over the 2001 spending of $1,319,003 or 15.8% of mass market net sales.  As part of the overall effort to reduce spending, advertising costs decreased $314,822, or 99.0%, compared to 2001.  The balance of the decrease in brand expenses is attributable to HFS trade promotions, which decreased $142,680, or 16.9%, compared to 2001.  Decreases in other costs in 2002; payroll (including related taxes and employee benefits) decreased 28,991, or 5.6% compared to 2001; commissions decreased $50,145, or 14.0%; compared to 2001; recruiting decreased $24,650, or 100.0%, compared to 2001 and all other costs decreased $11,500, or 6.6% compared to 2001.

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

Liquidity and Capital Resources

The Company’s sources of cash in 2003 came principally from operations supported by drawings on its line of credit from Wells Fargo and a Loan Agreement with a principal shareholder and other shareholders.    Based on the current operating plan, the Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations for at least the next twelve months. In the past, the Company has utilized both operating and capital lease financing for certain equipment used in our operations and expects to continue to selectively do so in the future. The Company may in the future require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to the Company’s stockholders or us when we may require it.

The Company’s credit facility consists of a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”), which allows for maximum borrowings of up to $4,500,000, based on certain percentages of eligible accounts receivable and inventories and pays interest at prime plus 4.5% per annum.  Available borrowings under the Credit Agreement were $720,312 at December 31, 2003 and averaged $510,296 during 2003.

The financial statements accompanying this Annual Report on Form 10-K have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2003, the Company had an accumulated deficit of $21,853,561 net working capital deficit of $1,789,482 a stockholders’ capital deficiency of $2,861,638, and has incurred recurring net losses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company’s independent certified public accountants have issued an opinion that substantial doubt exists as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from a negative outcome of this uncertainty.

The Company used cash of $1,393,881 from operating activities in the year ended December 31, 2003, compared to a use of cash of $1,467,531in operating activities for the year ended December 31, 2002. This decrease in cash used from operating activities is primarily due to the reduction in the Company’s net loss of $1,494,903 combined with a reduction in inventories of $949,266 partially offset by a volume related increase in receivables of $1,458,634, a reduction in trade payables related to the inventory reduction of $514,334 and a increase in prepaid expenses of $296,079 compared to the same period in 2002.

Net cash provided by inventories was $421,592 for the year ended December 31, 2003 compared to net cash used in inventories of $527,674 for the year ended December 31, 2002 primarily due to lower December sales in 2002 and higher inventories at the end of the period resulting in an increase in cash provided when inventories were reduced to normal levels.

Net cash used in accounts receivable was $906,336 for the year ended December 31, 2003 compared to net cash provided from accounts receivable of $552,298 for the same period of 2002, principally due to increased sales volume in 2003 coupled with a significant increase in sales volume in December 2003 related to seasonal club store purchases compared to the same period in 2002.  Customer terms have remained constant however; there is a slight increase in day’s sales outstanding due to increased volume in the mass market channel that generally pays more slowly than the health food channel.

Net cash used in accounts payable and accrued expenses was $569,068 year ended December 31, 2003 compared to net cash used of $54,734 the same period of 2002, principally due a higher level of accrued insurance related to premium increases for directors and officers insurance and workers compensation insurance.

The provision for excess and obsolete inventory provided $21,168 for the year ended December 31, 2003 compared to $17,062 the same period of 2002.

Net cash used by prepaid expenses was $43,368 for the year ended December 31, 2003 compared to net cash provided in the same period of 2002 of $252,711.  The reduction in prepaid expenses in 2002 was principally due to slotting fees paid to enter the mass market channel in 2001 and 2002 and were amortized prior to December 31, 2002.  The Company incurred minimal slotting fees in 2003 and they were expensed as incurred.

The Company’s working capital decreased $359,711 from ($1,429,771) at December 31, 2002 to ($1,789,482) at December 31, 2003. This decrease was largely due to increase in receivables coupled with a reduction in accounts payable and accrued expenses offset by a decrease in inventory and an increase borrowings on the Company’s credit facility.

Cash used in investment activities during the year ended December 31, 2003 was $9,716 compared to $7,579 for the year ended December 31, 2002.

The Company’s cash provided by financing activities was $825,116 for the year ended December 31, 2003, compared to cash provided by financing activities of $2,142,304 for the same period of 2002. The December 31, 2003 amount was the result of the Loan Agreement (described in Note 5) combined with borrowings on the Company’s line of credit.  The December 31, 2002 amount was the result of the $2.5 million from the Private Equity Transaction, conversion into equity of the Health Holdings debt, and a decrease in borrowings under the Credit Agreement.

Critical Accounting Policies and Use of Estimates

The Company’s significant accounting policies are described in Note 1 of the Company’s Financial Statements for the year ended December 31, 2003, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its financial statements.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 101A and No. 101B.  SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under the Company’s arrangements with customers or otherwise complying with the terms of the purchase order; (3) confirm pricing through the customer purchase order and; (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return.  Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company considers cost to include the direct cost of finished goods provided by co-packers as well as the cost of those components supplied to the co-packers. At each balance sheet date, we evaluate the Company’s ending inventories for excess quantities and obsolescence.  This evaluation includes analyses of forecast sales levels by product and historical demand.  We write off inventories that are considered obsolete.  Remaining inventory balances are adjusted to approximate the lower of the Company’s cost or market value and result in a new cost basis in such inventory until sold.  If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made.

Accounts Receivable and Allowances for Uncollectible Accounts.  Accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible.  Accounts receivable is stated net of applicable reserves for returns and allowances, billbacks and doubtful accounts. The Company regularly reviews and monitor individual account receivable balances to determine if the reserve amounts are appropriate and provides for an allowance for uncollectible accounts by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at December 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$2,881,858	$2,876,249	$5,609	$0	$0
Operating Leases	$1,115,966	$405,286	$710,680	$0	$0
Employment Contracts	$1,025,000	$385,000	$320,000	$320,000		(a)
Consulting Agreements	$1,200,000	$400,000	$800,000
Total Contractual Cash Obligations	$6,222,824	$4,066,535	$1,836,289	$320,000	$0
Series B Convertible Redeemable Preferred Stock	$2,000,000	$0	$0	$0	$2,000,000
Total	$8,222,824	$4,066,535	$1,836,289	$320,000	$2,000,000

(a) The employment agreement for the Chief Financial Officer has an indefinite term.

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

Impact of Inflation

From time to time, the Company experiences price increases from third-party manufacturers and these increases cannot always be passed on to the Company’s customers. While, these price increases have not had a material impact on the Company’s historical operations or profitability in the past, they could affect sales in the future.

New Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS No. 149”). FAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. We do not have any contracts that are derivatives or that contain embedded derivatives.

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

The Company’s long-term debt primarily consists of a (i) $4.5 million line of credit with Wells Fargo originally entered into on January 27, 2000 and amended on December 20, 2001, September 19, 2002, March 24, 2003 and November 6, 2003, (ii) $162,345 outstanding under Investor Notes with investors entered into on August 31, 2000 and (ii) $450,000 borrowed under a Loan Agreement with investors entered into on April 14, 2003.  After giving effect to the Health Holdings debt-to-equity conversion on January 2, 2002 as part of the Private Equity Transaction, a $4 million Credit Agreement with Health Holdings was converted into equity on January 2, 2002 as part of the Private Equity Transaction. The line of credit bears interest at prime rate plus 4.5%. The Investor Notes bear interest at 15% per annum with principal payments of $10,000 per month and a balloon payment of $92,345 due on August 31, 2004, and the 2003 Loan Agreement bears interest at 15% per annum with a due date of December 31, 2004. Given the fixed interest rate on the Loan Agreements, interest rate changes generally will have no effect on the interest rates under the Loan Agreements or on the Company’s results of operations. However, given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the fiscal year ended December 31, 2003, the interest expense on the line of credit was $117,243. If the interest rate on the line of credit were to increase by one percent, this would result in an interest expense of $139,382 for the fiscal year ended December 31, 2003.

Item 8.  Financial Statements and Supplementary Data

The Company’s financial statements and the notes thereto, and the Report of Independent Certified Public Accountants, filed with this Annual Report on Form 10-K in a separate section,  Part IV, as shown in the index under Item 15(a).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The Company’s Chief Executive Officer, Bill D. Stewart, and Chief Financial Officer, Stephen M. Kasprisin, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-14(c).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

PART III

Item 10. Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 7, 2004, are as follows:

Name	Age	Position	Since

Bill D. Stewart	61	Director, Chairman of the Board and Chief Executive Officer	1998
Lionel P. Boissiere, Jr.	45	Director	1997
William B. Doyle, Jr.	44	Director	1997
David A. Weil	65	Director	1999
Jay W. Brown	58	Director	2002
Robert V. Vitale	38	Director	2002
Stephen M. Kasprisin	50	Chief Financial Officer	March 2003
Marwan Zreik	30	Chief Operating Officer	February 2003

The directors serve until the next annual meeting of stockholders, or until their successors are elected.

 Bill D. Stewart.  Mr. Stewart served from 1989 to 1997 as President of The Thompson’s Minwax Company. Mr. Stewart served as Vice President of Sales with Thompson’s from 1986 to 1989. Prior to joining Thompson’s, Mr. Stewart served for 16 years with pharmaceutical company Richardson Vicks in various capacities.

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

 Jay W. Brown.  For the last five years, Mr. Brown has been a principal with Westgate Group, LLC, a related entity to Westgate Equity Partners, LLC. Prior to forming Westgate, Mr. Brown was a senior executive with the Ralston Purina Company, running several divisions of that multi-dimensional food and agribusiness company. From 1995 to 1998, Mr. Brown was President and Chief Executive Officer of Protein Technologies International, Inc., the world’s largest supplier of soy-based protein to the food and paper processing industries. Prior to that, Mr. Brown was Chairman and Chief Executive Officer of Continental Baking Company from 1984 to 1995 and President of Van Camp Seafood Company from 1983 to 1984.

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

Stephen M. Kasprisin.  Mr. Kasprisin served as Chief Financial Officer of Outsource Merchandising Corporation, a distributor of consumer products to grocery and drug stores, from 1999 to 2001.  From 1989 to 1999, he served as Chief Financial Officer of Acorn Products, Inc., a public consumer products manufacturer.  Mr. Kasprisin is a Certified Public Accountant and was on the audit staff of Coopers & Lybrand, now PriceWaterhouseCoopers, from 1976 to 1980.  He has a Bachelor of Arts from Baldwin-Wallace College, with a major in Business Administration.

Marwan Zreik. A Certified Clinical Nutritionist, Mr. Zreik joined Naturade in 1997 and is responsible for all aspects of the Company’s distribution, purchasing, customer service, research & development and quality control.  He was previously Research Coordinator for Gero Vita International, Inc. and was a Research Assistant at the University of California, San Diego while attending school there.  He received his BS degree in animal physiology and neuroscience from UC San Diego and an MS degree in physiology and biophysics from Georgetown University.  He is currently an MBA candidate at the University of Southern California

Code of Ethics

The Company has adopted a Code of Ethics applicable to the principal executive officer and senior financial executives, including the chief financial officer and the controller, of the Company, as well as all employees of the Company.  The Code of Ethics is available on request by writing to the Secretary of the Company.

Audit Committee

The current members of the Audit Committee are composed of Lionel P. Boissiere, Jr., Robert V. Vitale and David Weil.  The Company has determined that Robert V. Vitale qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Item 11. Executive Compensation

The following table sets forth, as to the Chief Executive Officer and as to the two other most highly compensated officers whose compensation exceeded  $100,000 during the last fiscal year (the “Named Executive Officers”), information concerning all cash and non-cash compensation awarded, earned or paid for services to the Company in all capacities for each of the three years ended December 31, 2003, 2002 and 2001.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards			Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SAR		LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	($)		($)
Bill Stewart, Chief Executive Officer (1), (5)	12/31/01	218,667		30,000		50,000	(4)		16,124	(6)
	12/31/02	225,000		-0-		-0-			15,114	(6)
	12/31/03	236,755		-0-		-0-			15,096	(6)

Stephen M. Kasprisin, Chief Financial Officer (2), (5)	12/31/03	114,586							186	(7)

Marwan Zreik, Chief Operating Officer (3), (5)	12/31/01	99,184							1,748	(8)
	12/31/02	98,241							30,943	(8)
	12/31/03	119,247							21,338	(8)

(1)                                  For a description of the employment agreements between certain Named Executive Officers and the Company, see “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

(2)                                  Mr. Kasprisin was appointed Chief Financial Officer on March 25, 2003.

(3)                                  Mr. Zreik was appointed Chief Operating Officer on February 1, 2003.

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

(5)                                  Mr. Stewart, Mr. Kasprisin and Mr. Zreik participated with other full-time employees in the Company’s group health and life insurance program.

(6)                                  Such amount represents automobile lease payments and life insurance premiums, respectively, paid on behalf of Mr. Stewart.

(7)                                  Such amount represents life insurance premiums, paid on behalf of Mr. Kasprisin.

(8)                                  Such amount represents Company contributions to the Company’s 401(k) Plan, tuition reimbursement and life insurance premiums, paid on behalf of Mr. Zreik.

Options/SAR Grants In Last Fiscal Year

The following table sets forth common stock options issued to named executives during 2003:

	Individual Grants			Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Number of securities underlying options/SAR’s granted (#)	Percent of total options/SAR’s granted to employees in fiscal year	Exercise price	Expiration Date	5%	10%
			($/Sh)		($)	($)

Bill Stewart	300,000	29%	$0.03	7/30/10	$12,664	$17,538

Stephen M. Kasprisin	150,000	15%	$0.03	6/30/10	$6,331	$8,769

Marwan Zreik	200,000	20%	$0.03	6/30/10	$8,443	$11,692

Report on Repricing of Options (and SARs)

None

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

		Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In- the-Money Options/SARs at FY-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Bill Stewart	-0-	-0-	325,000/340,000	$0/$0
Stephen M. Kasprisin	-0-	-0-	37,500/112,500	$0/$0
Marwan Zreik	-0-	-0-	81,250/158,750	$0/$0

(1)          The value of unexercised “in-the-money” options is the difference between the closing sale price of Common Stock on December 31, 2003 ($0.01 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.

The following table sets forth certain information as of December 31, 2003 with respect to all compensation plans under which equity securities of the Company maybe issued.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,619,500	$0.14	380,500
Equity compensation plans not approved by security holders	87,500	1.03	0
Total	1,707,000	$0.19	380,500

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

On March 2, 1998, the Company granted to Mr. Stewart, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 255,000 shares of Common Stock at $4.00 per share (the average closing bid price of the shares of Common Stock on the NASDAQ OTC Bulletin Board as quoted by Bloomberg, LP for the five (5) day trading period ending on March 2, 1998). These options were repriced to 110% of the market price of the Common Stock on October 14, 1999 ($1.13). On February 1, 2000, the Company granted to Mr. Stewart, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 60,000 shares of Common Stock at $0.875 per share (the closing bid price of the shares of Common Stock on the NASD OTC Bulletin Board, as quoted by Bloomberg, LP). Furthermore, on January 26, 2001, the Company granted to Mr. Stewart, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 50,000 shares of Common Stock at $0.44 per share (the closing bid price of the shares of Common Stock on the NASD OTC Bulletin Board, as quoted by Bloomberg, LP). All options will vest in four equal portions on each of the first four anniversaries of the grant date, subject to any limitations on exercise contained in the 1998 Incentive Stock Option Plan and provided that the term of Mr. Stewart’s employment with the Company shall not have ended prior to such anniversary. In the event of any sale (including, pursuant to either a tender offer or a merger of the Company which results in the shareholders of the Company holding less than fifty percent (50%) of the stock of the surviving corporation) of the Company during such term, subject to certain limitations, all of Mr. Stewart’s options not then vested shall immediately vest.

As part of the Private Equity Transaction on January 2, 2002, as described more fully in Note 5 to the Financial Statements and “Item 1. Business—Private Equity Transaction,” the employment agreement with Mr. Stewart was amended and restated to extend the term until December 31, 2003 and allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which would have vested by March 2, 2002, the four-year anniversary of the original employment agreement, at an exercise price reduced to $0.1477 per share, the purchase price in the Private Equity Transaction. The amended and restated employment agreement also reconfirmed the understanding that all options become fully vested in the event of any sale of the Company and extended the term of employment to December 31, 2003 which in turn, has been extended to December 31, 2005.

In July 2003, Mr. Kasprisin, Chief Financial Officer, entered into an employment agreement with the Company that can be terminated without cause by either party upon 30 days’ notice. Mr. Kasprisin is entitled to severance equal to 6 months base pay should he be terminated without cause by the Company.  Pursuant to the employment agreement, Mr. Kasprisin is entitled to a base salary of $160,000 per year and a bonus based upon his base salary. In addition, Mr. Kasprisin has been granted options to purchase up to 150,000 shares of Common Stock, which options vest in equal quarterly amounts on each of the first eight quarters of his employment.

Incentive Stock Option Plan

In 1998, the Company adopted the 1998 Incentive Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of the Incentive Plan is to enable the Company to attract, retain and motivate its employees by providing for performance-based benefits. At the 2000 annual stockholders’ meeting, the number of shares of the Company’s Common Stock, which may be subject to awards granted under the Incentive Plan, was increased to 850,000. At the 2001 annual stockholders’ meeting, the number was further increased to 2,000,000. As of December 31, 2003 options to purchase under the Incentive Plan there were 1,619,500 shares of the Company’s Common Stock subject to outstanding options, of which options to purchase 683,500 shares (subject to adjustment to prevent dilution) had vested and 380,500 shares were available for future awards under the Incentive Plan.

The Incentive Plan is administered by a committee of the Board of Directors, consisting of three members, or administered by the full Board of Directors. The Committee has the power to construe and interpret the Incentive Plan and, subject to provisions of the Incentive Plan, to determine the persons to whom and the dates on which awards will be granted, the number of shares to be subject to each award, the times during the term of each award within which all or a portion of such award may be exercised, the exercise price, the type of consideration and other terms and conditions of such award. The exercise of stock options under the Incentive Plan may not be less than the fair market value of the Common Stock subject to the option on the date of the option grant and in some cases may not be less that 110% of fair market value. The maximum term of the Incentive Plan is ten years, except that the Board may terminate the Incentive Plan earlier. The term of each individual award will depend upon the written agreement between the Company and the grantee setting forth the terms of the awards.

In addition to options issued under the Incentive Stock Option Plan, options to purchase 87,500 shares of Common Stock have been issued to directors and a consultant of the Company under individual agreements.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership, as of December 31, 2003, of the Company’s outstanding Common Stock by (i) any person who is known to the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each of the Named Executive Officers, and (iii) by the directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding but are not deemed to be outstanding as to any other person.

The Company’s Series B Convertible Preferred Stock votes with the Common Stock on all matters presented to the stockholders, on as as-converted-to-Common Stock basis. Each share of Series B Convertible Preferred Stock is convertible into one share of Common Stock (subject to adjustment for antidilution), at any time at the option of the holder.

Name and Address of Beneficial Owner(1)	Class of Stock	Amount and Nature of Beneficial Owner		Percent of Class (2)

Lionel P. Boissiere, Jr.	Common	41,054,267	(3)	92.2%
Jay W. Brown	Series B Preferred	47,182,271	(4)	100.0%
	Common	55,822,996	(5)	51.0%
William B. Doyle, Jr.	Common	41,054,267	(3)	92.2%
Health Holdings and Botanicals, LLC. Suite 500 330 Primrose Rd. Burlingame, CA 94010	Common	41,054,267	(3)	92.2%
Bill D. Stewart	Common	427,000	(7)	*
Stephen M. Kasprisin	Common	37,500	(8)	*
Robert V. Vitale	Series B Preferred	47,182,271	(4)	100.0%
	Common	55,822,996	(5)	51.0%
David Weil	Common	1,093,517	(6)	*
Westgate Equity Partners, L.P. One Magna Place Suite 650 1401 South Brentwood Blvd. St. Louis, MO 63144	Series B Preferred	47,182,271	(4)	100.0%
	Common	55,822,996	(5)	51.0%
Executive officers and directors as a group (7 persons)	Common	98,523,280	(9)	97.6%
Marwan Zreik	Common	87,500	(10)	*

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

(5)                                  Total includes 16,020,499 shares of Common Stock issuable on conversion of the 13,540,723 shares of Series B Preferred Stock owned by Westgate and 39,802,497 shares issuable on the exercise and conversion of the 33,641,548 shares of Series B Preferred Stock subject to warrants owned by Westgate, which expire on December 31, 2004,, as adjusted for antidilution as of December 31, 2003.   The 13,540,723 shares of  Series B Preferred Stock may currently be voted on an as-converted-to-Common Stock basis.

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

(8)                                  Total includes 37,500 shares of Common Stock which can be purchased under presently exercisable options.

(9)                                  Total includes shares of Common Stock beneficially owned by Health Holdings and Common Stock beneficially owned by Westgate Equity Partners; see note 3 and note 4 above, respectively. See also notes 5, 6, 7 and 9 above with respect to additional shares of Common Stock included in this total.

(10)                            Total includes 240,000 shares of Common Stock which can be purchased under presently exercisable options.

Item 13. Certain Relationships and Related Transactions

As of December 12, 1997 the Company entered into a Consulting Agreement with Doyle & Boissiere LLC (“D&B”), an affiliate of Health Holdings.  Under the Consulting Agreement, as long as affiliates of D & B own at least 25% of the outstanding equity interests of the Company, D&B will provide consulting services to the Company and receive a total annual fee of  $300,000, payable quarterly. D&B waived the payment of this fee for all of 2003.

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

On January 2, 2002, as part of the Private Equity Transaction, the Company entered into a Management Services Agreement with Westgate Group, LLC, an affiliate of Westgate (“Westgate Group”).  Under the Management Services Agreement, as long as Westgate owns 10% or more of the outstanding voting securities of the Company, four principals of Westgate Group provide management and consulting services to the Company and receive a total annual fee of $100,000, payable quarterly.  The agreement extends until December 31, 2006, and is automatically renewed for one-year terms unless terminated by either party.  The Westgate Group waived the payment of this fee for 2003.

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

Item 14.  Principal Accountant Fees and Services

The Company paid the following fees to BDO Seidman, LLP during fiscal years 2003 and 2002:

	Year ended December 31,
	2003	2002
Audit Fees	$82,000	$94,805
All other Fees
Audit-related Fees	$1,500	—
Tax-related Fees	$10,960	$10,000
All other fees	$12,460	$10,000

The Audit Committee administers the Company’s engagement of BDO Seidman, LLP and pre-approves all audit and permissible non-audit services on a case-by-case basis.  In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of BDO Seidman, LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent auditor to perform the services.  The audit committee has determined that performance by BDO Seidman, LLP of the non-audit services related to the fees on the table above did not affect their independence.

The Audit Committee has not approved any non-audit services pursuant to Paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  See the Index to Financial Statements on page F-1 for a list of financial statements filed as part of this report.

Financial statement schedules have been omitted because they either are not applicable or the required information is shown in the Company’s financial statements or the related notes thereto.

(b)                                 Reports on Form 8-K: On December 3, 2003, the Company filed a Current Report on Form 8-K reporting on Item 5 the amendment of its Credit and Security Agreement with Wells Fargo Business Credit.

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

10.35

Letter agreement of Wells Fargo Business Credit, Inc. waiving rights arising from the Company’s defaults of covenants under the Credit and Security Agreement dated as of January 27, 2000, incorporated by reference to Exhibit 10.35 to the Company’s quarterly Report on Form 10-Q filed for the period ended March 31, 2000.

10.36

Sixth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of March 24, 2003, incorporated by reference to Exhibit 10.36 to the Company’s quarterly Report on Form 10-Q filed for the period ended September 30, 2003.

10.37

Consent and Mutual Release dated as of April 14, 2003, among the Company, Westgate Equity Partners, LLP and Health Holdings and Botanicals, LLC, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.38

Fifth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of September 19, 2002 incorporated by reference to Exhibit 10.38 to the Company’s quarterly Report on Form 10-Q filed for the period ended September 30, 2002.

10.39

Irrevocable Proxy between Health Holdings and Botanicals, LLC and Westgate Equity Partners, LLP dated April 14, 2003, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.40

Loan Agreement by and between Naturade, Inc., Health Holdings and Botanicals, LLC and David A. Weil dated April 14, 2003, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.41

Waiver of Preferential Dividends by Holders of Series B Convertible Preferred Stock by Westgate Equity Partners, L.P dated April 14, 2003, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.42

Seventh Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of April 15, 2003, incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on April 25, 2003.

10.43

Eighth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of November 6, 2003, incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on November 6, 2003.

**10.44	Ninth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of March 29, 2004.
**10.45*	First Amendment to Amended and Restated Employment Agreement
**14	Naturade, Inc. Code of Financial Ethics.
**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contracts or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURADE, INC.
Date: March 30, 2004
/s/ Bill D. Stewart
Bill D. Stewart,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ BILL D. STEWART	Director and Chief Executive Officer	March 30, 2004
Bill D. Stewart	(Principal Executive Officer)

/s/ STEPHEN M. KASPRISIN	Chief Financial Officer	March 30, 2004
Stephen M. Kasprisin	(Principal Accounting Officer)

/s/ LIONEL P. BOISSIERE	Director	March 30, 2004
Lionel P. Boissiere

/s/ WILLIAM B. DOYLE, JR	Director	March 30, 2004
William B. Doyle, Jr.

/s/ DAVID A. WEIL	Director	March 30, 2004
David A. Weil

/s/ JAY BROWN	Director	March 30, 2004
Jay Brown

/s/ ROBERT V. VITALE	Director	March 30, 2004
Robert V. Vitale

NATURADE, INC.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of

Naturade, Inc.

We have audited the accompanying balance sheets of Naturade, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Seidman, LLP

Los Angeles, California
February 13, 2004 (except for Note 12 which is
dated March 29, 2004.)

NATURADE, INC.

Balance Sheets

As of December 31, 2003 and December 31, 2002

	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$144,102	$722,583
Accounts receivable, net	2,333,394	1,427,058
Inventories, net	1,246,371	1,689,131
Prepaid expenses and other current assets	148,503	105,135
Total current assets	3,872,370	3,943,907

Property and equipment, net	161,885	228,723
Other assets	42,302	49,594
Total assets	$4,076,557	$4,222,224

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,310,317	$2,750,477
Accrued expenses	475,286	604,194
Current portion of Note Payable to Related Party	644,471	202,345
Current portion of long-term debt	2,231,778	1,816,662
Total current liabilities	5,661,852	5,373,678

Long-term debt, less current maturities	5,609	37,735

Total Liabilities	5,667,461	5,411,413

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B including accumulated preferred stock dividends of $433,908 at December 31, 2003 and $205,000 at December 31, 2002, less discount of $1,428,572 at December 31, 2003, and $1,714,286 at December 31, 2002, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 13,540,723 at December 31, 2003 and December 31, 2002 ($2,000,000 redemption value)	770,734	256,112

WARRANT	500,000	500,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 150,000,000 shares; issued and outstanding, 44,533,886 at December 31, 2003 and December 31, 2002	4,453	4,453
Preferred stock, Series A, par value $0.0001 per share; authorized 2,000,000 shares; issued and outstanding, -0- at December 31, 2003 and 2002	0	0
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at December 31, 2003 and December 31, 2002	12	12

Additional paid-in capital	18,987,458	18,987,458
Accumulated deficit	(21,853,561)	(20,937,224)
Total stockholders’ deficit	(2,861,638)	(1,945,301)
Total liabilities and stockholders’ deficit	$4,076,557	$4,222,224

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Net sales	$16,326,296	$14,416,351	$16,641,109

Cost of sales	8,662,299	8,157,607	9,290,227

Gross profit	7,663,997	6,258,744	7,350,882

Costs and expenses:
Selling, general and administrative expenses	7,883,398	8,069,382	9,522,932

Total operating costs and expenses	7,883,398	8,069,382	9,522,932

Operating loss	(219,401)	(1,810,638)	(2,172,050)

Other expense:
Interest expense	189,462	113,480	556,079
Other expense (Income)	(7,948)	(28,300)	(6,907)

Loss before provision for income taxes	(400,915)	(1,895,818)	(2,721,222)

Provision for income taxes	800	800	5,931

Net loss	$(401,715)	$(1,896,618)	$(2,727,153)

Less:
Preferred Stock Dividends	$(228,908)	$(205,000)	$—
Deemed Dividend	(285,714)	(285,714)	—

Net Loss Attributable to Common Shareholders	$(916,337)	$(2,387,332)	$(2,727,153)

Basic and Diluted Net Loss per share	$(0.02)	$(0.05)	$(0.36)

Weighted Average Number of Shares used in Computation of	44,533,386	44,000,000	7,600,000
Basic and Diluted Net Loss per share

See accompanying notes to financial statements

NATURADE, INC.

Statements of Stockholders’ Deficit for the Years Ended December 31, 2003, 2002 and 2001

	Common		Common(Non-Voting)		Preferred		Additional Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

BALANCE, DECEMBER 31, 2000	7,347,389	735			1,250,024	125	11,349,482	(15,822,739)	(4,472,397)

Conversion of debt into common stock and exercise of warrants	476,250	48					152,352		152,400

Issuance of common stock options							37,777		37,777

Net loss for the year								(2,727,153)	(2,727,153)

BALANCE, DECEMBER 31, 2001	7,823,639	783			1,250,024	125	11,539,611	(18,549,892)	(7,009,373)

Conversion of debt into preferred stock into common stock	36,710,247	3,670	117,284	12	(1,250,024)	(125)	5,410,070		5,413,627

Issuance of common stock options							37,777		37,777

Preferred stock dividends								(205,000)	(205,000)

Preferred stock discount							2,000,000		2,000,000

Deemed dividend								(285,714)	(285,714)

Net loss for the year								(1,896,618)	(1,896,618)

BALANCE, DECEMBER 31, 2002	44,533,886	$4,453	117,284	$12	0	$0	$18,987,458	$(20,937,224)	$(1,945,301)

Preferred stock dividends								(228,908)	(228,908)

Deemed dividend								(285,714)	(285,714)

Net loss for the year								(401,715)	(401,715)

BALANCE, DECEMBER 31, 2003	44,533,886	$4,453	117,284	$12	0	$0	$18,987,458	$(21,853,561)	$(2,861,638)

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Years Ended December 31, 2003, 2001 and 2000

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash flows from operating activities:
Net loss	$(401,715)	$(1,896,618)	$(2,727,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,436	86,218	95,774
Provision for bad debt expense	—	60,260	66,309
Provision for excess and obsolete inventories	21,168	17,062	188,264
Loss from retirement of property & equipment	1,118	—	—
Expense for stock options, warrants and convertible debt	—	37,777	37,777
Changes in assets and liabilities:
Accounts receivable	(906,336)	552,298	375,882
Inventories	421,592	(527,674)	749,876
Prepaid expenses and other current assets	(43,368)	252,711	(119,646)
Other assets	7,292	5,169	29,323
Accounts payable and accrued expenses	(569,068)	(54,734)	520,928
Net cash used in operating activities:	(1,393,881)	(1,467,531)	(782,666)

Cash flows from investing activities:
Purchase of property and equipment	(9,716)	(7,579)	(136,718)
Proceeds from sale of property and equipment	—	—	—
Net cash used in investing activities:	(9,716)	(7,579)	(136,718)

Cash flows from financing activities:
Net borrowings (repayment) under line of credit	444,780	(142,011)	118,475
Proceeds from issuance of debt to related party	450,000	—	686,195
Payments of long-term debt	(69,664)	(28,583)	(32,546)
Proceeds from issuance of preferred stock	—	1,850,318	—
Proceeds from issuance of warrant	—	462,580	—
Net cash provided by financing activities:	825,116	2,142,304	772,124

Net increase (decrease) in cash and cash equivalents	(578,481)	667,194	(147,260)
Cash and cash equivalents, beginning of period	722,582	55,388	202,648
Cash and cash equivalents, end of period	$144,101	$722,582	$55,388

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$148,728	$116,433	$180,539
Income taxes	$800	$800	$800
Non-cash financing transactions:
Conversion of notes payable and accrued interest to related party into common stock	$—	$5,413,627	$152,400
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$—	$125	$—
Discount related to redeemable convertible preferred stock	$—	$2,000,000	$—
Preferred stock dividend accrued	$228,908	$205,000	$—
Deemed dividend	$285,714	$285,714	$—
Issuance of non-voting common stock in connection with private equity transaction	$—	$47,500	$—

See accompanying notes to financial statements

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.              ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization – Naturade, Inc., a Delaware corporation (the “Company” or “Naturade”), is a branded nutraceuticals marketing company focused on high growth, innovative natural products that nourish the health and well being of consumers. The Company’s products include low carbohydrate, high protein powders, aloe vera based health and beauty aids, nutritional supplements, aloe drinks and soy protein based powders, bars and ready-to-drink products. Its products are sold to the health food and mass market channels through distributors and directly to retailers in the United States and overseas.

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Going Concern – The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2003, the Company has an accumulated deficit of $21,853,561, a net working capital deficit of $1,789,482, a stockholders’ capital deficiency of $2,861,638 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern depends on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations.

In response to these conditions, the Company entered into a loan agreement as of April 14, 2003 with the majority shareholder and other investors, under which the Company borrowed $450,000 and can borrow up to an additional $300,000 at the discretion of the lenders. During 2003, this additional financing helped the Company meet its obligations and sustain operations. In addition management has made certain financial and organizational changes and updated the detailed analysis of the Company’s core competencies, the nutraceutical market, competitors and specific product categories in light of the softening economy during the year. Based on this analysis, the management team has focused its sales force on the growth-oriented mass market retail segment and stabilizing the health food segment, taken action to reduce overhead costs and expanded the sales of previously-developed product line extensions in the rapidly growing soy protein category, sports nutrition and safe, ephedra free weight loss segments. No assurance can be given that management’s plans will be successful.

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

Accounts Receivable – Accounts receivable are presented net of an allowance for doubtful accounts of $9,739 and $70,000 at December 31, 2003 and December 31, 2002, respectively, and net of an allowance for returns and allowances of $ 685,946 and $817,042 at December 31, 2003 and December 31, 2002, respectively. The allowance for doubtful accounts and returns and allowances includes the following:

Balance as of December 31, 2000	$529,394
Provision for doubtful accounts and returns and allowances	419,056
Deductions	0
Balance as of December 31, 2001	948,450
Provision for doubtful accounts and returns and allowances	342,418
Deductions	(403,826)
Balance as of December 31, 2002	887,042
Provision for doubtful accounts and returns and allowances	239,744
Deductions	(431,101)
Balance as of December 31, 2003	$695,685

Inventories – Inventories are valued at the lower of cost or market. The weighted average method is used to determine cost. The reserve for excess and obsolete inventories includes the following:

Balance as of December 31, 2000	$269,618
Provision for excess and obsolete inventory	188,264
Write-offs	(99,964)
Balance as of December 31, 2001	357,918
Provision for excess and obsolete inventory	17,062
Write-offs	(302,879)
Balance as of December 31, 2002	72,101
Provision for excess and obsolete inventory	21,168
Write-offs	(16,018)
Balance as of December 31, 2003	$77,251

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

Revenue Recognition – Sales are recognized upon shipment and passage of title. The Company accrues for estimated returns at the time of sale. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition (“SAB 101”). SAB 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101 was required by the fourth quarter of 2000. The implementation of SAB 101 did not have a material impact on the Company’s financial condition or results of operations. The Company establishes reserves for sales returns and allowances which are recorded as a reduction to sales.

Net Income (Loss) Per Share – Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e. convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially dilutive securities, representing warrants and options to purchase 35,348,548, 34,473,548and 1,515,000 shares of common stock for the years ended December 31, 2003, 2002 and 2001 are excluded in EPS as their effect would be anti-dilutive.

Research and Development – Research and development costs are expensed when incurred and amounted to $216,185,  $210,985 and $196,456 for the years ended December 31, 2003, 2002 and 2001.

Advertising and Promotion – Effective January 1, 2002, the Company adopted Emerging Issues Task Force (“EITF”) issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (EITF 01-9).  Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales.  The Company previously classified certain of these payments as brand expenses, a component of selling, general and administrative expenses in the statement of operations.  Upon the adoption of EITF 01-9, prior periods amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $454,552 in 2001. In addition, the Company reclassified coupon and rebate redemptions from selling, general and administrative expenses to net sales of $55,265 in 2001 and new store opening cost, were reclassified to cost of goods sold of $125,198 in 2001.

Advertising – The Company expenses the cost of advertising as incurred. Advertising expenses amounted to $490,325, $559,797, and $951,529 for the years ended December 31, 2003, 2002 and 2001.

Deferred Rent – Deferred rent totaling $98,471 and $110,243 at December 31, 2003 and 2002, respectively, is included in accrued expenses. Deferred rent represents rental expense (recorded on a straight-line basis) in excess of actual rental payments to date.

Major Customers – During the fiscal years ended December 31, 2003, 2002 and 2001, the Company had sales to four customers in excess of 10% of the Company’s total net sales as shown in the following table.

Major Customers Table

	Customer One		Customer Two		Customer Three		Customer Four
	Sales	Accounts Receivable Balance Year-end	Sales	Accounts Receivable Balance Year-end	Sales	Accounts Receivable Balance Year-end	Sales	Accounts Receivable Balance Year-end

December 31, 2003	$3,722,900	$229,501	$2,393,000	$189,512	$2,185,900	$101,260	$1,749,500	$1,502,459

December 31, 2002	$2,547,000	$438,200	$2,342,400	$185,439	$2,352,500	$241,539	$882,100	$754,799

December 31, 2001	$2,574,416	$354,822	$2,236,700	$183,175	$2,545,400	$213,548	$1,096,873	$1,020,373

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

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Net loss: As reported	$(401,715)	$(1,896,618)	$(2,727,153)

Add: Stock-based employee compensation expense included in reported net loss	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,066)	(333,710)	(333,710)

Pro forma	$(409,781)	$(2,230,328)	$(3,060,863)

Basic and Diluted net loss per share: As reported	$(0.02)	$(0.05)	$(0.36)
Pro forma	$(0.02)	$(0.06)	$(0.40)

The fair value for each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Weighted Average Risk-Free Interest Rate	4.41 to 5.21%	not applicable	4.41 to 5.21%

Expected Life of an Option	7 years	not applicable	7 years

Expected Stock Volatility	76%	not applicable	177%

New Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition,”  which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,”  in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS No. 149”). FAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. We do not have any contracts that are derivatives or that contain embedded derivatives.

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

2. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 2003 and December 31, 2002 consisted of the following:

	December 31, 2003	December 31, 2002
Raw Materials	$208,615	$224,033
Finished Goods	1,115,007	1,537,199

Subtotal	1,323,622	1,761,232
Less: Reserve for Excess and Obsolete Inventories	(77,251)	(72,101)
	$1,246,371	$1,689,131

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and December 31, 2002 consisted of the following:

	December 31, 2003	December 31, 2002
Building and improvements	$160,196	$160,196
Machinery and equipment	477,185	550,939
Automobiles	83,980	83,980

Total	721,361	795,115
Less accumulated depreciation and amortization	(559,476)	(566,392)

Property and equipment, net	$161,885	$228,723

Depreciation expenses amounted to $75,436, $86,218and $95,774 for the fiscal years ended December 31, 2003, 2002 and 2001.

4. DEBT

Long-term debt consists of the following at December 31, 2003 and 2002.

	December 31, 2003	December 31, 2002

Line of Credit	$2,231,778	$1,786,998
Credit Agreement with majority shareholder
Investor Notes with majority shareholder and other investors	162,345	202,345
Notes Payable due to a former stockholder’s estate; borrowings bear interest at 8% and are due in monthly installments of $2,832	37,735	67,399
Loan Agreement with majority shareholder and other investors	450,000	0
Total	2,881,858	2,056,742
Less line of credit and current portion of long-term debt	(2,876,249)	(2,019,007)
Long-term debt	$5,609	$37,735

A summary of long-term debt maturities as of December 31, 2003 is as follows:

Year Ending December 31,	Amount
2004	$2,876,249
2005	5,609
Total	$2,881,858

Line of Credit – On January 27, 2000, the Company entered into a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”), which initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described in Note 7, Private Equity Transaction, on December 20, 2001, the terms of the Credit Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. On September 19, 2002, the terms of the Credit Agreement were modified to include waiving the enforcement of existing defaults, reducing the credit availability of the Company to a maximum of $4,325,000, requiring that the Company maintain certain minimum levels of cash, and reducing the covenants regarding minimum net income and minimum book net worth.  In consideration of the extension of credit under the Loan Agreement on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. On November 6, 2003, the terms of the Credit Agreement were modified to extend the maturity date until March 31, 2004 and on March 29, 2004, the terms of the Credit Agreement were modified to extend the maturity date until December 31, 2005 (See Note 12).  Borrowings under the Credit Agreement, which totaled $2,231,778 at December 31, 2003, are collateralized by substantially all assets of the Company. At December 31, 2003 the prime rate was 4.0% and the interest charge under the Credit and Security Agreement was 8.50%. The Credit Agreement contains covenants, which, among other things, require that certain financial ratios be met. As of December 21, 2003, the Company was in compliance with all covenants.  Available borrowings under the Credit and Security Agreement were $720,312 at December 31, 2003.

Credit Agreement with Majority Shareholder – In August 1999, the Company entered into a Credit Agreement (the “Credit Agreement”) with Health Holdings and Botanicals, LLC (“Health Holdings”), the majority stockholder of the Company. The Credit Agreement allows for advances (the “Advances”) of $4 million at an interest rate of 8% per annum with a due date of July 31, 2004. During the year ended December 31, 2001, Health Holdings agreed to convert interest earned from October 1, 2000 to September 30, 2001 of $342,406 to the outstanding principal amount as a payment-in-kind resulting in a balance at December 31, 2001 of $4,496,193. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, Health Holdings converted all of the Company’s Credit Agreement debt due to Health Holdings, plus accrued interest of $67,013 for a total debt conversion of $4,563,206 into 35,989,855 shares of the Company’s Common Stock.

Loan Agreement with Majority Shareholder and Other Investors – In August 2000, the Company entered into a Loan Agreement (the “Investor Notes”) with Health Holdings and other investors (the “Lender Group”). The Investor Notes allowed for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis.

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

On August 21, 2003, the terms of the remaining outstanding Investor Notes totaling $202,345 were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004.  As of December 31, 2003, there is $162,345 outstanding on the Investor Notes.

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and certain other lenders (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000.  All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”).  The advances under the Loan Agreement will be used by the Company for working capital and general corporate purposes.  In consideration of the extension of credit under the Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit and Security Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. As of December 31, 2003 there is $450,000 outstanding under the Loan Agreement.

5. PRIVATE EQUITY TRANSACTION

On January 2, 2002, the Company privately sold 13,540,723 shares of Series B Convertible Preferred Stock (the “Shares”) for $2 million, and warrants, which expire on December 31, 2004, to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock at an aggregate exercise price of $3.5 million (the “Warrants”), for $500,000. The Shares and Warrants were purchased by Westgate Equity Partners, L.P. (“Westgate”). The Series B Convertible Preferred Stock bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. The Series B Convertible Preferred Stock may be converted into Common Stock at any time at the option of the holder.  On the seventh anniversary of its issuance, any unconverted shares of Series B Convertible Preferred Stock will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of Directors of the Company are elected exclusively by the holders of the Series B Convertible Preferred Stock voting as a separate class.

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

As part of this transaction, the Company entered into a Management Services Agreement under which certain principals of Westgate or its affiliates will provide management and consulting services to the Company and amended and extended the employment agreement with the Company’s CEO. Also, on December 20, 2001 as part of this transaction and effective on its completion, Wells Fargo agreed to modify the terms of its Credit and Security Agreement with the Company, to include waiving the enforcement of existing defaults, increasing credit available to the Company to a maximum of $4,500,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003, as more fully described under Note 4, Line of Credit.

Under the terms of the Private Equity Transaction, if Westgate exercises the warrants in full, Westgate would hold a total of 47,182,271 shares of Series B Convertible Preferred Stock which would be convertible into the same number of shares of Common Stock, subject to adjustment for anti-dilution, or 51% of the Company’s Common Stock on a fully diluted basis as of December 31, 2003.

After the completion of the Private Equity Transaction, Westgate asserted that the Company’s representations and warranties concerning the Company’s capitalization in the Purchase Agreement were inaccurate in that they omitted to disclose the fact that certain outstanding promissory notes of the Company in an amount of $252,345 (the “Convertible Notes”) were convertible into shares of the Common Stock of the Company at the market price of the Common Stock on the date of conversion.  Convertible Notes in the amount of $50,000 have been converted into 720,392 shares of Common Stock to date, and $162,345 in Convertible Notes remain outstanding and were convertible into 8,117,250 shares as of December 31, 2003.

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

Employee Stock Option Plan – In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock which may be subject to awards granted pursuant to the Plan. The actual amount of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,619,500 incentive options under the Plan at the weighted average exercise price per share of $0.14 as of December 31, 2003. These options expire seven years from the date of grant.

Director Stock Options – In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of

$1.03.

Warrants – On January 2, 2002, the Company sold warrants to purchase 33,641,548 shares of Series B Convertible Common Stock. The aggregate purchase price of the warrants was $500,000 and the aggregate exercise price is $3.5 million. These warrants expire on December 31, 2004.  This transaction is described more fully in Note 5, Private Equity Transaction.

In 1999, the Company granted 600,000 warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 5, the holders of the warrants agreed they would be exercisable for Non-Voting Common Stock.

A summary of the Company’s outstanding stock options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price

Outstanding at January 1, 2001	1,365,000	$1.04	962,750	$1.04

Granted	170,000	$0.39
Exercised	(0)	$—
Expired	(20,000)	$1.18

Outstanding at December 31, 2001	1,515,000	$0.98	1,052,750	$1.08

Granted	0	$.104
Exercised	(0)	$—
Expired	(683,000)	$1.01

Outstanding at December 31, 2002	832,000	$0.58	679,875	$0.56

Granted	1,025,000	$0.03
Exercised	(0)	$
Expired	(150,000)	$1.25

Outstanding at December 31, 2003	1,707,000	$0.19	771,000	$0.35

The following table summaries information about stock options outstanding at December 31, 2003

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price for Exercisable Options
$0.025-0.100	1,025,000	7	$0.03	181,250	$0.03
$0.15-0.875	559,500	3	$0.30	467,250	$0.30
$1.03 - 1.13	122,500	2	$1.04	122,500	$1.04
	1,707,000		$0.19	$771,000	$0.35

A summary of the Company’s outstanding warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price

Outstanding at January 1, 2001	600,000	$1.00	600,000	$1.00

Granted	0	$0
Exercised	0	$0
Expired	0	$0

Outstanding at December 31, 2001	600,000	$1.00	600,000	$1.00

Granted	33,641,548	$0.10
Exercised	0	$0
Expired	0	$0

Outstanding at December 31, 2002	34,241,548	$0.12	34,241,548	$0.12

Granted	0	$0
Exercised	0	$0
Expired	0	$0

Outstanding at December 31, 2003	34,241,548	$0.12	34,241,548	$0.12

The following table summaries information about warrants outstanding at December 31, 2003

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price for Exercisable Warrants
$0.10	33,641,548	1	$0.10	33,641,548	$0.10
$1.00	600,000	6	$1.00	600,000	$1.00
	34,241,548		$0.12	34,241,548	$0.12

7. INCOME TAXES

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Current
Federal	$0	$0	$5,131
State	800	800	800

Total current	$800	$800	$5,931

Deferred
Federal	0	0	0
State	0	0	0

Total deferred	0	0	0

Total provision	$800	$800	$5,931

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes due to the following:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Computed tax (benefit) expense	$(136,651)	$(644,578)	$(925,215)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	6,674	1,783	3,438
State income taxes, net of federal tax benefit	528	528	528
State NOL disallowance and others	(32,124)	(285,207)	(137,721)
Change in valuation allowance	162,373	928,274	1,064,901

	$800	$800	$5,931

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities were as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002

Current deferred tax assets (liabilities)
Uniform capitalization	$46,872	$55,124
Accounts Receivable	278,274	354,817
Accrued vacation	29,403	33,528
Inventory reserve	30,900	30,040
State taxes	272	272
Other	48,601	64,695
Valuation allowance	(434,322)	(538,476)
Total current	—	—

Noncurrent deferred tax assets (liabilities):
Net operating losses and credit carryforwards	6,954,058	7,656,335
Depreciation	17,790	(24,317)
Stock option	0	80,325
Other	0	(4,003)
Valuation allowance	(6,971,848)	(7,708,340)
Total noncurrent	—	—

Total	$—	$—

As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $19,000,000 that begin expiring in December 2017 and state net operating loss carryforwards of $8,100,000, which begin expiring in December 2004.  A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that the Company is currently undertaking may restrict the future utilization of these tax loss carryforwards.

8. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Employment Agreements – The Company has a four-year employment agreement with its chief executive officer (CEO) that began in March 1998. As amended, the agreement provides for an annual salary of $225,000. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, the employment agreement with the Company’s CEO was amended to allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which would have vested by March 2, 2002, at an exercise price reduced to $0.1477 per share, which equals terms of the Private Equity Transaction. Furthermore, the employment agreement was extended to December 31, 2003 and subsequently, extended to December 31, 2005.

In July 2003, Mr. Kasprisin, Chief Financial Officer, entered into an employment agreement with the Company that can be terminated without cause by either party upon 30 days’ notice. Mr. Kasprisin is entitled to severance equal to 6 months base pay should he be terminated without cause by the Company.  Pursuant to the employment agreement, Mr. Kasprisin is entitled to a base salary of $160,000 per year and a bonus based upon his base salary. In addition, Mr. Kasprisin has been granted options to purchase up to 150,000 shares of Common Stock, which options vest in equal quarterly amounts on each of the first eight quarters of his employment.

Consulting Agreements – The Company is a party to a consulting agreement with an affiliate of its majority stockholder, Health Holdings, for $300,000 per year payable quarterly. The agreement is automatically renewable for successive one-year terms so long as Health Holdings or any of its affiliates owns 25% or more of the Company. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, the Company entered into a management and consulting services agreement with Westgate, a principal stockholder, or its affiliates for $100,000 per year payable quarterly for an initial period of five years ending December 31, 2006. Both Health Holdings and Westgate elected to forego payments on these consulting agreements in fiscal 2003.

Operating Leases – The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of December 31, 2003 are as follows:

Year Ending December 31	Amount

2004	$405,286
2005	427,624
2006	283,056

Total	$1,115,966

Rent expense charged to operations was $458,687, $457,230 and $431,091for the years ended December 31, 2003, 2002 and 2001, respectively.

Legal Proceedings.

From time to time, the Company is party to various other claims and litigation that arise in the normal course of business.  While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company’s results of operations or financial condition.

9.  401(k) PLAN

The Company has a 401(k) plan that is available to all employees of the Company who meet certain age and length of service requirements. The plan provides for Company matching contributions equal to 25% of each employee participant’s contribution not to exceed 6% of the employee participant’s compensation. The Company’s contribution to the plan was $14,538, $13,763 and $12,728 for the years ended December 31, 2003, 2002 and 2001, respectively.

10.  SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the CEO.

The Company’s reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. Operating segment data for the years ended December 31, 2003, 2002 and 2001 are as follows:

Distribution Channels

	Health Food	Mass	Total
Year ended December 31, 2003
Sales	$7,576,727	$8,749,569	$16,326,296
Cost of Sales	4,049,706	4,612,593	8,662,299
Gross Profit	$3,527,021	$4,136,976	$7,663,997

	Health Food	Mass	Total
Year ended December 31, 2002
Sales	$7,366,133	$7,050,218	$14,416,351
Cost of Sales	4,067,120	4,090,487	8,157,607
Gross Profit	$3,299,013	$2,959,731	$6,258,744

	Health Food	Mass	Total
Year ended December 31, 2001
Sales	$8,284,063	$8,357,046	$16,641,109
Cost of Sales	4,714,076	4,576,151	9,290,227
Gross Profit	$3,569,987	$3,780,895	$7,350,882

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the years ended December 31, 2003, 2002 and 2001 are as follows:

	United States	International	Total

Year ended December 31, 2003
Sales	$16,091,995	$234,301	$16,326,296
Cost of Sales	8,515,755	146,544	8,662,299
Gross Profit	$7,576,240	$87,757	$7,663,997

Year ended December 31, 2002
Sales	$14,194,058	$222,293	$14,416,351
Cost of Sales	8,011,004	146,603	8,157,607
Gross Profit	$6,183,054	$75,690	$6,258,744

Year ended December 31, 2001
Sales	$16,290,561	$350,548	$16,641,109
Cost of Sales	9,085,405	204,822	9,290,227
Gross Profit	$7,205,156	$145,726	$7,350,882

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary unaudited quarterly financial data from continuing operations for 2003 and 2002 is as follows:

Fiscal year ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$3,866,055	$4,082,684	$3,767,767	$4,609,790
Gross Margin	1,787,819	1,840,616	1,793,076	2,242,486
Operating Income (Loss)	(164,508)	(187,589)	(183,902)	316,598
Net Income (Loss)	(192,659)	(234,437)	(236,375)	261,756
Net Income (Loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$0.00
Weighted average shares outstanding, basic and diluted	44,533,886	44,533,886	44,533,886	44,533,886

Fiscal year ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$3,373,016	$3,235,269	$3,597,557	$4,210,509
Gross Margin	1,487,903	1,261,076	1,579,849	1,929,916
Operating Loss	(645,415)	(639,252)	(459,414)	(66,557)
Net loss	(665,811)	(660,298)	(480,558)	(89,951)
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.00)
Weighted average shares outstanding, basic and diluted	43,813,494	43,813,494	44,236,333	44,533,886

12. SUBSEQUENT EVENT

On March 29, 2004, the Company completed the Ninth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc. dated as of February 27, 2000.  This amendment extended the term of the Credit and Security Agreement to December 31, 2005, reduced maximum borrowings to $3.5 million, and among other things, set the covenants regarding minimum net income and minimum book net worth for 2004.