Form 10-Q
period 2004-03-31
NATURADE INC
filed 2004-05-14
CIK 797167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 44,533,886 shares as of April 30, 2004.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended March 31, 2004

NATURADE, INC.

Balance Sheets

As of March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$77,586	$144,102
Accounts receivable, net	1,532,607	2,333,394
Inventories, net	1,064,090	1,246,371
Prepaid expenses and other current assets	334,215	148,503

Total current assets	3,008,498	3,872,370
Property and equipment, net	143,984	161,885
Other assets	48,302	42,302

Total assets	$3,200,784	$4,076,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,361,374	$2,310,317
Accrued expenses	651,074	475,286
Current portion of Notes Payable to Related Parties	612,287	644,471
Current portion of long-term debt	1,635,419	2,231,778

Total current liabilities	5,260,154	5,661,852
Long-term debt, less current maturities	—	5,609

Total Liabilities	5,260,154	5,667,461

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B including accumulated preferred stock dividends of $494,755 at March 31, 2004 and $433,908 at December 31, 2003, less discount of $1,357,143 at March 31, 2004, and $1,428,572 at December 31, 2003, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 13,540,723 at March 31, 2004 and December 31, 2003 ($2,000,000 redemption value)	903,010	770,734
WARRANT	500,000	500,000
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at March 31,2004 and December 31, 2003	4,453	4,453
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at March 31, 2004 and December 31, 2003	0	0
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at March 31, 2004 and December 31, 2003	12	12
Additional paid-in capital	18,987,458	18,987,458
Accumulated deficit	(22,454,303)	(21,853,561)

Total stockholders’ deficit	(3,462,380)	(2,861,638)

Total liabilities and stockholders’ deficit	$3,200,784	$4,076,557

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Months

Ended March 31, 2004 and March 31, 2003

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(Unaudited)	(Unaudited)
Net sales	$3,552,624	$3,866,055
Cost of sales	1,943,615	2,078,236

Gross profit	1,609,009	1,787,819

Costs and expenses:
Selling, general and administrative expenses	1,996,319	1,933,129
Depreciation and amortization	17,901	19,198

Total operating costs and expenses	2,014,220	1,952,327

Operating loss	(405,211)	(164,508)
Other expense:
Interest expense	66,921	30,295
Other expense (income)	(3,665)	(2,945)

Loss before provision for income taxes	(468,467)	(191,858)
Provision for income taxes	—	800

Net loss	(468,467)	($192,658)
Less:
Preferred Stock Dividend	(60,847)	(55,124)
Deemed Dividend	(71,429)	(71,249)

Net loss applicable to common shares	$(600,743)	$(319,031)

Basic and Diluted Loss per share	$(0.01)	$(0.01)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	44,533,886	44,533,886

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Three Months

Ended March 31, 2004 and March 31, 2003

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(468,467)	$(192,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,901	19,198
Changes in assets and liabilities:
Accounts receivable	800,787	243,261
Inventories	182,281	563,892
Prepaid expenses and other current assets	(185,712)	(151,358)
Other assets	(6,000)	(9,000)
Accounts payable and accrued expenses	226,845	(242,680)

Net cash provided by operating activities:	567,635	230,654
Cash flows from financing activities:
Net borrowings under line of credit	(596,359)	(544,263)
Payments of long-term debt	(37,792)	(7,196)

Net cash used in financing activities:	(634,151)	(551,459)
Net decrease in cash and cash equivalents	(66,516)	(320,805)
Cash and cash equivalents, beginning of period	144,102	722,583

Cash and cash equivalents, end of period	$77,586	$401,778

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$47,363	$30,405
Taxes	$0	$800
Non-cash financing activities:
Preferred stock dividend accrued	$60,847	$55,124
Deemed dividend	$71,429	$71,429

See accompanying notes to financial statements.

NATURADE, INC.

Notes to Financial Statements

1.	Basis of Presentation—The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Company’s financial statements have been prepared based upon the assumption that the Company will continue as a going concern. The Company’s independent certified public accountants have qualified their report on the Company’s financial statements for the fiscal year ended December 31, 2003 with a statement that substantial doubt exists as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from a negative outcome of this uncertainty.

2.	Inventories—Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Raw Materials	$176,134	$208,615
Finished Goods	946,574	1,115,007

Subtotal	1,122,708	1,323,622
Less: Reserve for Excess and Obsolete Inventories	(58,618)	(77,251)

	$1,064,090	$1,246,371

3.	Leases—The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of March 31, 2004 are as follows:

Year	Amount
2004 (April-December)	$313,932
2005	441,813
2006	297,246

Total	$1,052,991

4.	Loan Agreements with Majority Shareholder and Other Investors—In August 2000, the Company entered into a Loan Agreement (the “Investor Notes”) with Health Holdings & Botanicals, LLC, (“Health Holdings”), a principal shareholder of the Company, and other investors (the “Lender Group”). The Investor Notes allowed for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis.

The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company’s Common Stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company’s Common Stock for the ten trading days prior to the date of receipt of notice of conversion. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company’s Common Stock based on the then fair market value of $0.32. On January 2, 2002, as part of the Private Equity Transaction as described below, Health Holdings converted into Common Stock all of the Company’s Investor Notes due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. On August 8, 2002, one investor (a member of the Board of Directors) converted debt of $50,000 which was due September 11, 2002 plus accrued interest of $427 into Common Stock, receiving a total of 720,392 shares of the Company’s Common Stock based on the then fair market value of $0.07.

On August 21, 2003, the terms of the remaining outstanding Investor Notes totaling $202,345 were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. As of March 31, 2004, there is $132,345 outstanding on the Investor Notes.

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and certain other lenders (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000. All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”). The advances under the Loan Agreement will be used by the Company for working capital and general corporate purposes. In consideration of the extension of credit under the Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2003 under the Credit and Security Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. On April 14, 2004, the terms of the Loan Agreement were modified by the Joinder of Bill D. Stewart, the Chief Executive Officer of the Company, as a member of the Lender Group, subject to all of the terms and conditions of the Loan Agreement, and the Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the Lender Group advanced the Company an additional $100,000. There are no additional amounts available to advance under the Loan Agreement. Proceeds of the loan will be used for working capital.

As of March 31, 2004 there is $450,000 outstanding under the Loan Agreement.

Line of Credit—On January 27, 2000, the Company entered into a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo, which initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described in Private Equity Transaction below, on December 20, 2001, the terms of the Credit Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. On September 19, 2002, the terms of the Credit Agreement were modified to include waiving the enforcement of existing defaults, reducing the credit availability of the Company to a maximum of $4,325,000, requiring that the Company maintain certain minimum levels of cash, and reducing the covenants regarding minimum net income and minimum book net worth. In consideration of the extension of credit under the Loan Agreement on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit Agreement and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. On March 29, 2004, the Company further amended the Credit Agreement to extend the term of the Credit Agreement to December 31, 2005, reduce maximum borrowings to $3.5 million, and among other things, set the covenants regarding minimum net income and minimum book net worth for 2004.

Borrowings under the Credit Agreement, which totaled $1,635,419 at March 31, 2004, are collateralized by substantially all assets of the Company. At March 31, 2004, the prime rate was 4.0% and the interest charge under the Credit Agreement was 8.50%. The Credit Agreement contains covenants, which, among other things, require that certain financial ratios be met. As of March 31, 2004, the Company was in compliance with all covenants.

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

As part of this transaction, the Company entered into a Management Services Agreement under which certain principals of Westgate or its affiliates will provide management and consulting services to the Company and amended and extended the employment agreement with the Company’s CEO. Also, on December 20, 2001 as part of this transaction and effective on its completion, Wells Fargo agreed to modify the terms of its Credit Agreement with the Company, to include waiving the enforcement of existing defaults, increasing credit available to the Company to a maximum of $4,500,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003, as more fully described above under Line of Credit.

Under the terms of the Private Equity Transaction, if Westgate exercises the warrants in full, Westgate would hold a total of 47,182,271 shares of Series B Convertible Preferred Stock which would be convertible into the same number of shares of Common Stock, subject to adjustment for anti-dilution, or 51% of the Company’s Common Stock on a fully diluted basis as of March 31, 2004.

After the completion of the Private Equity Transaction, Westgate asserted that the Company’s representations and warranties concerning the Company’s capitalization in the Purchase Agreement were inaccurate in that they omitted to disclose the fact that certain outstanding promissory notes of the Company in an amount of $252,345 in Investor Notes were convertible into shares of the Common Stock of the Company at the market price of the Common Stock on the date of conversion. Investor Notes in the amount of $50,000 have been converted into 720,392 shares of Common Stock to date, and $132,345 in Investor Notes remain outstanding and were convertible into 367,625 shares as of March 31, 2004.

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

The net proceeds of the transactions have been used by the Company for working capital and general corporate purposes

5.	Stock-Based Compensation

Employee Stock Option Plan—In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s Common Stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s Common Stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,619,500 incentive options under the Plan at the weighted average exercise price per share of $0.14 as of March 31, 2004. These options expire seven years from the date of grant.

Director Stock Options—In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03.

Warrants—On January 2, 2002, the Company sold warrants to purchase 33,641,548 shares of Series B Convertible Preferred Stock. The aggregate purchase price of the warrants was $500,000 and the aggregate exercise price is $3.5 million. This transaction is described more fully in Note 4 under Private Equity Transaction.

In 1999, the Company granted 600,000 warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 4, the holders of the warrants agreed they would be exercisable for Non-Voting Common Stock.

A summary of the Company’s outstanding stock options is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise price
Outstanding at December 31, 2003	1,707,000	$0.19	771,000	$0.35
Granted	0	$0
Exercised	0
Expired	0	$0

Outstanding at March 31, 2004	1,707,000	$0.19	891,000	$0.32

The following table summarizes information about stock options outstanding at March 31, 2004:

Range of Exercise Prices	Options and Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options and Warrants Exercisable	Average Exercise Price for Exercisable Options and Warrants
$.025	1,025,000	6	$0.03	256,250	$0.03
$ 0.15- .875	559,500	4	$0.30	512,250	$0.30
$ 1.03- 1.13	122,500	1	$1.04	122,500	$1.04

	1,707,000	4	$0.19	891,000	$0.32

A summary of the Company’s outstanding warrants is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise price
Outstanding at December 31, 2003	34,241,548	$0.12	34,241,548	$0.12
Granted	0	0	0	0
Exercised	0	0	0	0
Expired	0	0	0	0

Outstanding at March 31, 2004	34,241,548	$0.12	34,241,548	$0.12

The following table summarizes information about warrants outstanding at March 31, 2004:

Range of Exercise Prices	Options and Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options and Warrants Exercisable	Average Exercise Price for Exercisable Options and Warrants
$ 0.10	33,641,548	0	$ 0.10	33,641,548	$ 0.10
$ 1.00	600,000	5	$ 1.00	600,000	$ 1.00

	34,241,548	0	$ 0.12	34,241,548	$ 0.12

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

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss: As reported	$(468,467)	$(192,658)
Add: Stock-based employee compensation expense included in reported net loss	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(280)	(74,306)

Pro forma	$(468,747)	$(266,694)

Basic and Diluted
Net loss per share: As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)

6.	Segment Reporting—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company has two reportable operating segments: health food specialty stores and mass market stores. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.

Operating segment data for the three months ended March 31, 2004 and March 31, 2003 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended March 31, 2004
Sales	$1,937,204	$1,615,420	$3,552,624
Cost of Sales	1,061,383	882,232	1,943,615

Gross Profit	$875,821	$733,188	$1,609,009

Three months ended March 31, 2003
Sales	$2,026,425	$1,839,630	$3,866,055
Cost of Sales	1,057,821	1,020,415	2,078,236

Gross Profit	$968,604	$819,215	$1,787,819

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three months ended March 31, 2004 and March 31, 2003 was as follows:

	United States	International	Total
Three months ended March 31, 2004
Sales	$3,366,822	$185,802	$3,552,624
Cost of Sales	1,844,204	99,411	1,943,615

Gross Profit	$1,522,618	$86,391	$1,609,009

Three months ended March 31, 2003
Sales	$3,788,115	$77,940	$3,866,055
Cost of Sales	2,031,583	46,653	2,078,236

Gross Profit	$1,756,532	$31,287	$1,787,819

During the three months ended March 31, 2004 and 2003, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end
Three Months ended March 31, 2004	$694,600	313,251	$463,700	163,127	$707,500	222,861
Three Months ended March 31, 2003	$960,000	608,115	$761,900	283,868	$561,600	172,574

7.	Guarantees—In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5,57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of March 31, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

8.	Subsequent Events—On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings & Botanicals, LLC, a principal stockholder of the Company, and certain other lenders (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000. All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”). The advances under the Loan Agreement will be used by the Company for working capital and general corporate purposes

On April 14, 2004, the terms of the Loan Agreement were modified by the Joinder of Bill D. Stewart, the Chief Executive Officer of the Company, as a member of the Lender Group, subject to all of the terms and conditions of the Loan Agreement.

Further, on April 14, 2004, the Lender Group advanced $200,000, of which Bill D. Stewart advanced $100,000, to the Company for working capital purposes. Subsequently, on May 3, 2004, the Lender Group advanced an additional $100,000 to the Company for working capital purposes. Under the Loan Agreement, there are no additional amounts available to advance by the Lender Group.

On May 10, 2004, the Company completed the Tenth Amendment to the Credit and Security Agreement with Wells Fargo Business Credit whereby, minimum cash reserve requirements were reduced by $100,000 and provisions for release of the remaining $100,000 of cash reserves were established.

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

All comparisons below are for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003.

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

Within the broad soy foods market, segments such as meal replacement drinks, soy milk and bars have outperformed other categories. With many brands entering the market and reduced spending by Slim Fast®, the soy protein powder category flattened in 2003. The Company’s products include Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders, ready-to-drink products and bars, Naturade® protein powders, Aloe Vera 80® health and beauty care products, the Diet Lean™, which includes products which assist weight loss by helping to block the absorption of starch calories and other niche dietary supplements. In addition, the Company has added the SportPharma™ brand of sports nutrition products, which offers all naturals products for fitness actives. The Company’s products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway, Albertson’s and Ahold), mass merchandisers (e.g., Wal*Mart, Kmart and Shopko), club stores (e.g., Sam’s Clubs, Costco and BJ’s Wholesale), drug stores (e.g., American Drug and Snyder Drug), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.

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

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 101A, No. 101B and SAB No. 104. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under the Company’s arrangements with customers or otherwise complying with the terms of the purchase order; (3) confirm pricing through the customer purchase order and; (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

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

	Percent of Net Sales		Percentage Dollar Increase (Decrease)
	Quarter Ended March, 31,		Quarter Ended March, 31,
	2004	2003	2004	2003
Net Sales	100.0%	100.0%	(8.1)%	14.6%

Gross profit	45.3%	46.2%	(10.0)%	20.2%
Selling, general and administrative expenses	56.7%	50.5%	3.2%	(8.5)%

Operating profit	(11.4)%	(4.3)%	(146.3)%	74.5%
Other loss	(1.8)%	(0.7)%	(131.3)%	(34.1)%

Loss before provision for income taxes	(13.2)%	(5.0)%	(144.2)%	71.2%
Provision for income taxes	0.0%	(0.0)%	0.0%	0.0%

Net loss	(13.2)%	(5.00)%	(143.20)%	71.1%

Net Sales

Net sales for three months ended March 31, 2004 decreased $313,431, or 8.1%, to $3,552,624 from $3,866,055 for the same period in 2003. The decrease in net sales was primarily due to softness in the mass market channel.

Mass Market Net Sales. For the three months ended March 31, 2004, mass market net sales decreased $224,211, or 12.2%, to $1,615,420 from $1,839,631 for the three months ended March 31, 2003. The decrease in the quarter ended March 31, 2004 is primarily due to softness principally related to a labor strike in the grocery segment which started in the fourth quarter of 2003 and extended into the first quarter of 2004. Sales within the grocery segment in the three months ended March 31, 2004 decreased 13.4% over the same period in 2003. In addition, the Company had pipeline fill to a new mass market customer in the first quarter of 2003 that discontinued distribution in November 2003 in a move to a low carbohydrate format for its meal replacement category.

Health Food Net Sales. For the three months ended March 31, 2004, health food channel net sales decreased $89,221, or 4.4%, to $1,937,204 from $2,026,425 for the three months ended March 31, 2003. This decrease in revenue for the quarter ended March 31, 2004 was a result of pipeline fills in 2003 related to the transition of a key health retailer from one distributor to another that was not repeated in 2004.

Channels of Distribution On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 54.5% for the health food channel and 45.5% for the mass market channel for the three month period ended March 31, 2004 as compared to 52.4% and 47.6%, respectively, for the same period in 2003. The softness in the mass market channel discussed previously, accounts for the majority of the shift in distribution in 2004.

For the three months ended March 31, 2004, domestic net sales decreased $421,294, or 11.1%, to $3,366,822 from $3,788,116 for the three months ended March 31, 2003. The decrease in domestic net sales is principally due to the softness in the mass market channel discussed previously. For the three months ended March 31, 2004, international sales increased $107,862, or 138.4%, to $185,802 from $77,940. The increase in international sales during the first quarter 2004 was due to pipeline fill related to new distribution in Canada. This new distribution is principally the result of hiring a new broker in Canada and entering into an agreement with a Canadian distributor to manage the Company’s distribution in Canada. These agreements resulted in a reduction in the costs related to Canadian distribution that allowed the Company to reduce retail prices to a more competitive level.

Gross Profit

Gross profit as a percentage of net sales for the three months ended March 31, 2004 decreased .9% to 45.3% of net sales, from 46.2% for the three months ended March 31, 2003. The decrease for the quarter ended March 31, 2004 was due to the increased sales mix of private label products, which carry a lower margin, during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S, G &A”) for the three months ended March 31, 2004 increased $63,190 to $1,996,319, or 56.2% of net sales, from $1,933,129, or 50.0% of net sales, for the three months ended March 31, 2003. This increase is primarily due to increased promotional expenses related to club store sales during the diet season which follows the holidays. Club store shipments were significantly higher in the fourth quarter of 2003 versus 2004 which resulted in additional retail promotional support required in the first quarter of 2004. As a percent of sales, brand expenses were 16.4% and 15.0%, respectively, for the three months ended March 31, 2004 and 2003. The increase in brand expenses, as a percent of net sales, is primarily due to the lower net sales during the quarter coupled by the previously discussed increase in club store promotional costs.

Interest Expense

Interest expense for the three months ended March 31, 2004 increased $36,626 compared to the three months ended March 31, 2003 principally due to borrowings on the Loan Agreement with related parties, more fully explained in Note 4, coupled with increased average borrowings on the Company’s credit facility.

Liquidity and Capital Resources

The Company’s operating activities provided cash of $567,635 in the three months ended March 31, 2004, compared to cash provided of $230,655 from operating activities in the three months ended March 31, 2003. This increase in cash provided from operating activities is primarily due to the reduction in the Company’s accounts receivable related to higher sales in the previous quarter, and was partially offset by the increase in operating loss of $275,808.

Net cash provided by inventories was $182,281 for the three months ended March 31, 2004 compared to net cash provided by inventories of $563,892 for the three months ended March 31, 2003. Inventories at the beginning of the first quarter of 2003 were abnormally high due to lower than expected sales in the preceding quarter. As a result, management elected to reduce these excess inventories during the first quarter of 2003. Inventory levels at the beginning of the first quarter of 2004 were at normal levels however, the Company elected to reduce base inventory levels during the quarter ended March 31, 2004 in anticipation of effects of a labor strike in the grocery channel.

Net cash provided by accounts receivable was $800,787 for the three month period ended March 31, 2004 compared to net cash provided from accounts receivable of $243,261 for the same period of 2003, principally due to increased sales volume in December 2003 compared to the same period in 2002. This higher sales level resulted in increased cash generation from the receivables paid during the first quarter of 2004. Customer terms and the Company’s collection policies have remained constant.

Net cash provided by accounts payable and accrued expenses was $226,845 for the three month period ended March 31, 2004 compared to net cash used of $242,680 the same period of 2003, principally due to abnormally high accounts payable at December 31, 2002 resulting from lower than anticipated sales in December 2002. The Company negotiated extended terms with vendors that were paid during the first quarter of 2003 resulting in a use of cash. Accounts payable levels did not fluctuate significantly from December 31, 2003 to March 31, 2004.

There was no provision for excess and obsolete inventory for the three month period ended March 31, 2004, compared to a $30,000 provision for the same period of 2003, principally due to the disposal of excess product lines in 2003 and the implementation of an inventory management system decreasing excess inventory levels.

The Company’s working capital decreased $462,174 from ($1,789,482) at December 31, 2003 to ($2,251,656) at March 31, 2004. This decrease was largely due to the decrease in receivables and inventory as a result of improved collections and a concentrated inventory reduction program partially offset by a decrease in borrowings on the Company’s credit facility.

The Company’s cash used in financing activities of $634,151 for the three months ended March 31, 2004, compared to cash used by financing activities of $551,459 for the same period of 2003. The increase was the result of a net repayment under the Company’s credit facility coupled with payments on other long-term debt.

As of March 31, 2004, the Company was in compliance with all of the covenants of the Credit and Security Agreement with Wells Fargo.

On April 14, 2004, under the Loan Agreement, the Lender Group advanced $200,000, of which Bill D. Stewart, CEO of the Company, advanced $100,000, to the Company for working capital purposes. Further, on May 3, 2004, the Lender Group advanced an additional $100,000 to the Company for working capital purposes. Under the Loan Agreement, there are no additional amounts available to advance by the Lender Group.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2004, the Company has an accumulated deficit of $22,454,303, a net working capital deficit of $2,251,656 and a stockholders’ capital deficiency of $3,462,380, and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent auditors qualified their opinion on the Company’s December 31, 2003 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern

The Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations during the next twelve months, provided that the Company does not commit a default under the Credit Agreement and Wells Fargo does not exercise its right to terminate, or demand immediate payment of all amounts outstanding under the Credit Agreement as a result of said default. However, the Company may seek to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at March 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$2,247,706	$2,247,706	$0	$0	$0
Operating Leases	1,052,991	313,932	739,059	0	0
Employment Agreements	1,233,750	393,000	504,750	336,000	(a	)
Consulting Agreements	800,000	0	800,000	0	0

Total Contractual Cash Obligations Series B Convertible Redeemable	5,334,447	2,954,638	2,043,809	336,000	0
Preferred Stock	2,000,000	0	0	2,000,000	0

Total	$7,334,447	$2,954,638	$2,043,809	$2,336,000	$0

(a)	Employment agreement for CFO has an indefinite term.

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

In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN46R”), a revision to FIN 46. FIN46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN46R or elect early adoption of FIN46R. The adoption of FIN46R did not have a material impact on the Company’s financial statements.

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

Future losses and ability to continue as a going concern

Naturade’s independent accountants have qualified their opinion on the Company’s December 31, 2003 financial statements, expressing substantial doubt concerning the Company’s ability to continue as a going concern. At March 31, 2004, the Company had an accumulated deficit of $22,454,303, net working capital deficit of $2,251,656 and a stockholders’ capital deficiency of $3,462,380. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002, the Loan Agreement entered into on April 14, 2003 under which the Company can borrow, subject to certain conditions, $450,000 and can borrow up to an additional $300,000 at the discretion of the lenders and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain any needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment.

Dependence on current and ongoing financing

The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of March 31, 2004, the Company was in compliance with all covenants of the Credit and Security Agreement with its principal lender. However, from time to time, the Company has been in default of these covenants and has had to seek a waiver of the covenants. There is no assurance that the Company’s lenders will grant such waivers if need in the future and will not demand immediate payment of all amounts owed. See “Item 7. Management’s Discussion and Analysis of Financing Condition and Results of Operations—Liquidity and Capital Resources” and Note 4 to the Financial Statements.

Dependence on continued business from the Company’s key customers

The Company’s three largest customers together account for 52.6% of sales revenue. One mass market customers, represented approximately 19.6 % and two health food distributors accounted for 33.0% of the Company’s total sales during the quarter ended March 31, 2004. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Such difficulties can cause customers to reduce their order, to delay payments or fail to pay amounts owed entirely. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

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

The Company, traditionally a marketer for the health food market, has recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant risks for the Company. Compared to sales in the health food market, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed the Company’s short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material harm to the Company’s business.

Closely controlled stock

At April 30, 2004, Westgate beneficially owned approximately 51.0 % of the Company’s Common Stock, Health Holdings beneficially owned 92.2 % of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 97.4% of the Company’s Common Stock. Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

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

The dietary supplement industry as a whole has experienced fluctuating sales growth.

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

The Company’s long-term debt primarily consists of a $3.5 million line of credit originally entered into on January 27, 2000 a $450,000 Loan Agreement with a majority shareholder and other investors and $132,345 in Investor Notes. The line of credit bears interest at prime rate plus 4.5%. The Loan Agreement bears interest at 15% per annum and is due on December 31, 2004 and provides for the borrowing of an additional $300,000 at the discretion of the lenders . The Investor Notes bear interest at 15% per annum with a principal installments of $10,000 per month from January 15, 2004 thru July 15, 2004 and the remaining balance on August 15, 2004. However, given the fixed interest rate on the Loan Agreement and Investor Notes, interest rate changes generally will have no effect on the interest rates under the Loan Agreement, the Investor Notes or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the three month period ended March 31, 2004 the interest expense on the line of credit was $41,148. If the interest rate on the line of credit for the three month period ended March 31, 2004 had increased by one percent to prime rate plus 5.5%, this would result in an interest expense of $45,989.

ITEM 4.	Controls and Procedures

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

PART II. Other Information

ITEM 1.	Legal Proceedings.

NONE

ITEM 2.	Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities.

NONE

ITEM 3.	Defaults on Senior Securities.

NONE.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

NONE

ITEM 5.	Other Information.

NONE

ITEM 6.	Exhibits and Reports of Form 8-K

(a) Exhibits

Exhibit No.	Description

10.52	Tenth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated May 10, 2004.

31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

On April 22, 2004 the Company filed a Report on Form 8-K reporting under Item 5, the Joinder of Bill D. Stewart to the Loan Agreement dated April 14, 2003 and the advance of $200,000 to the Company for working capital purposes under the Loan Agreement.

On May 6, 2004 the Company filed a Report on Form 8-K reporting under Item 9, the advance of $100,000 to the Company for working capital purposes under the Loan Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: May 14, 2004	By	/s/ Bill D. Stewart

Bill D. Stewart
Chief Executive Officer

DATE: May 14, 2004	By	/s/ Stephen M. Kasprisin

Stephen M. Kasprisin
Chief Financial Officer