Form 10-Q
period 2004-06-30
NATURADE INC
filed 2004-08-16
CIK 797167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 44,533,886 shares as of August 1, 2004.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended June 30, 2004

NATURADE, INC.

Balance Sheets

As of June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$18,387	$144,102
Accounts receivable, net	1,322,364	2,333,394
Inventories, net	1,390,343	1,246,371
Prepaid expenses and other current assets	274,601	148,503

Total current assets	3,005,695	3,872,370
Property and equipment, net	126,407	161,885
Other assets	54,302	42,302

Total assets	$3,186,404	$4,076,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,705,940	$2,310,317
Accrued expenses	542,837	475,286
Current portion of Notes Payable to Related Parties	884,337	644,471
Current portion of long-term debt	1,499,024	2,231,778

Total current liabilities	5,632,138	5,661,852
Long-term debt, less current maturities	—	5,609

Total Liabilities	5,632,138	5,667,461

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B including accumulated preferred stock dividends of $557,124 at June 30, 2004 and $433,908 at December 31, 2003, less discount of $1,285,715 at June 30, 2004, and $1,428,572 at December 31, 2003, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 13,540,723 at June 30, 2004 and December 31, 2003 ($2,000,000 redemption value)	1,036,807	770,734

WARRANT	500,000	500,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at June 30,2004 and December 31, 2003	4,453	4,453
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at June 30, 2004 and December 31, 2003	0	0
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at June 30, 2004 and December 31, 2003	12	12
Additional paid-in capital	18,987,458	18,987,458
Accumulated deficit	(22,974,464)	(21,853,561)

Total stockholders’ deficit	(3,982,541)	(2,861,638)

Total liabilities and stockholders’ deficit	$3,186,404	$4,076,557

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Months and Six Months

    Ended June 30, 2004 and June 30, 2003

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,343,906	$4,082,684	$6,896,530	$7,948,739
Cost of sales	1,845,053	2,242,068	3,788,668	4,320,304

Gross profit	1,498,853	1,840,616	3,107,862	3,628,435

Costs and expenses:
Selling, general and administrative expenses	1,790,986	2,009,352	3,787,305	3,942,481
Depreciation and amortization	17,577	18,853	35,478	38,051

Total operating costs and expenses	1,808,563	2,028,205	3,822,783	3,980,532

Operating loss	(309,710)	(187,589)	(714,921)	(352,097)
Other expense:
Interest expense	77,277	48,622	144,198	78,917
Other expense (income)	(1,423)	(2,574)	(5,088)	(5,518)

Loss before provision for income taxes	(385,564)	(233,637)	(854,031)	(425,496)
Provision for income taxes	800	800	800	800

Net loss	(386,364)	(234,437)	(854,831)	(426,296)
Less:
Preferred Stock Dividend	(62,369)	(56,504)	(123,217)	(111,628)
Deemed Dividend	(71,428)	(71,428)	(142,857)	(142,857)

Net loss applicable to common shares	$(520,161)	$(362,369)	$(1,120,905)	$(680,781)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	44,533,886	44,533,886	44,533,886	44,533,886

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Six Months

    Ended June 30, 2004 and June 30, 2003

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	($854,831)	($426,296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,478	38,051
Changes in assets and liabilities:
Accounts receivable	1,011,030	(174,598)
Inventories	(143,972)	500,120
Prepaid expenses and other current assets	(126,097)	(220,649)
Other assets	(12,000)	(7,955)
Accounts payable and accrued expenses	463,174	(194,702)

Net cash provided by (used in) operating activities:	372,782	(486,029)

Cash flows from financing activities:
Net borrowings under line of credit	(732,754)	(288,683)
Proceeds on issuance of debt to related parties	300,000	450,000
Payments of long-term debt	(65,743)	(14,536)

Net cash (used in) provided by financing activities:	(498,497)	146,781

Net decrease in cash and cash equivalents	(125,715)	(339,248)
Cash and cash equivalents, beginning of period	144,102	722,583

Cash and cash equivalents, end of period	$18,387	$383,335

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
Interest	$90,843	$64,854
Taxes	$800	$800

Non-cash financing activities:
Preferred stock dividend accrued	$123,217	$111,628
Deemed dividend	$142,857	$142,857

See accompanying notes to financial statements

NATURADE, INC.

Notes to Financial Statements

1.	Basis of Presentation—The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

2.	Inventories—Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Raw Materials	$174,327	$208,615
Finished Goods	1,231,221	1,115,007

Subtotal	1,405,548	1,323,622
Less: Reserve for Excess and Obsolete Inventories	(15,205)	(77,251)

	$1,390,343	$1,246,371

3.	Leases—The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of June 30, 2004 are as follows:

Year	Amount
2004 (July-December)	$216,756
2005	441,813
2006	297,245

Total	$955,814

4.	Loan Agreements with Majority Shareholder and Other Investors— In August 2000, the Company entered into a Loan Agreement (the “Investor Notes”) with Health Holdings & Botanicals, LLC, (“Health Holdings”), a principal shareholder of the Company, and other investors. The Investor Notes allowed for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis. All but one of the lenders under the Investor Notes converted their Investor Notes into equity securities of the Company before fiscal 2003.

On August 21, 2003, the Company and the remaining investor agreed to amend the terms of the remaining outstanding Investor Notes totaling $202,345 to include increasing the interest rate to 15% per annum, to be paid in quarterly increments, and setting a principal repayment schedule of $20,000 on each of September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. As of June 30, 2004, there is $112,345 outstanding on the Investor Notes.

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and certain other lenders (the “Lender Group”), pursuant to which the Lender Group agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000. All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”).

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

On April 14, 2004, the terms of the Loan Agreement were modified by the Joinder of Bill D. Stewart, the Chief Executive officer of the Company, as a member of the Lender Group, subject to all of the terms and conditions of the Loan Agreement, and the Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the Lender Group advanced the Company an additional $100,000. There are no additional amounts available to advance under the Loan Agreement. Proceeds of the loan have been used for working capital.

As of June 30, 2004 there is $750,000 outstanding under the Loan Agreement.

Line of Credit— On January 27, 2000, the Company entered into a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”), which initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described under the heading Private Equity Transaction, on December 20, 2001, the terms of the Credit Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. On September 19, 2002, the terms of the Credit Agreement were modified to include waiving the enforcement of existing defaults, reducing the credit availability of the Company to a maximum of $4,325,000, requiring that the Company maintain certain minimum levels of cash, and reducing the covenants regarding minimum net income and minimum book net worth. In consideration of the extension of credit under the Loan Agreement on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit Agreement dated as of January 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. On March 29, 2004, the Company completed the Ninth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc. dated as of January 27, 2000. This amendment extended the term of the Credit and Security Agreement to December 31, 2005, reduced maximum borrowings to $3.5 million, and among other things, set the covenants regarding minimum net income and minimum book net worth for 2004.

Borrowings under the Credit Agreement, which totaled $1,499,024 at June 30, 2004, are collateralized by substantially all assets of the Company. At June 30, 2004 the prime rate was 4.0% and the interest charge under the Credit and Security Agreement was 8.50%. The Credit Agreement contains covenants, which, among other things, require that certain financial ratios be met. As of June 30, 2004, the Company was not in compliance with the minimum book net worth and the minimum net income covenants. The Company is in the process of acquiring a written waiver from Wells Fargo for the noncompliance.

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

As part of this transaction (the “Private Equity Transaction”), the Company entered into a Management Services Agreement under which certain principals of Westgate or its affiliates will provide management and consulting services to the Company.

Under the terms of the Private Equity Transaction, if Westgate exercises the warrants in full, Westgate would hold a total of 47,182,271 shares of Series B Convertible Preferred Stock which would be convertible into the same number of shares of Common Stock, subject to adjustment for anti-dilution, or 52.4% of the Company’s Common Stock on a fully diluted basis as of June 30, 2004.

After the completion of the Private Equity Transaction, to accommodate the market rate conversion ratio of certain outstanding notes, the Company and Westgate agreed to adjust the conversion formula for the Series B Convertible Preferred Stock. In addition, Westgate and Health Holdings agreed that (i) the Company may grant additional options to purchase up to 1,250,000 shares of Common Stock to employees in accordance with the Naturade, Inc. 1998 Incentive Stock Option Plan, and (ii) Health Holdings would grant to Westgate a proxy to vote 1.041 shares of Common Stock owned by Health Holdings for each share of Common Stock issued on exercise of the new options.

The Company has used the net proceeds of the transactions for working capital and general corporate purposes.

5.	Stock-Based Compensation

Employee Stock Option Plan – In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s Common Stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s Common Stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,719,500 incentive options under the Plan at the weighted average exercise price per share of $0.14 as of June 30, 2004. These options expire seven years from the date of grant.

Director Stock Options – In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03.

Warrants – On January 2, 2002, the Company sold warrants to purchase 33,641,548 shares of Series B Convertible Preferred Stock. The aggregate purchase price of the warrants was $500,000 and the aggregate exercise price is $3.5 million. This transaction is described more fully in Note 4, Private Equity Transaction.

In 1999, the Company granted 600,000 warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 4, the holders of the warrants agreed they would be exercisable for Non-Voting Common Stock.

A summary of the Company’s outstanding stock options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise price
Outstanding at December 31, 2003	1,707,000	$0.19	771,000	$0.35
Granted	100,000	$0.03		$0.03
Exercised
Expired

Outstanding at June 30, 2004	1,807,000	$0.18	894,750	$0.32

The following table summarizes information about stock options outstanding at June 30, 2004

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options Exercisable	Average Exercise Price for Exercisable Options
$.025 - .010	1,125,000	6	$0.03	256,250	$0.03
$ 0.15 - .875	559,500	4	$0.30	516,000	$0.30
$ 1.03 –1.13	122,500	1	$1.04	122,500	$1.04

	1,807,000		$0.18	894,750	$0.32

A summary of the Company’s outstanding warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise price
Outstanding at December 31, 2003	34,241,548	$0.12	34,241,548	$0.12
Granted
Exercised
Expired

Outstanding at June 30, 2004	34,241,548	$0.12	34,241,548	$0.12

The following table summarizes information about warrants outstanding at June 30, 2004

Range of Exercise Prices	Options and Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options and Warrants Exercisable	Average Exercise Price for Exercisable Options and Warrants
$0.10	33,641,548	1	$0.10	33,641,548	$0.10
$1.00	600,000	5	$1.00	600,000	$1.00

	34,241,548		$0.12	34,241,548	$.12

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plan. Had the compensation cost for the Company stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts presented below:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss: As reported	$(386,364)	$(234,437)	$(854,831)	$(426,296)
Add: Stock-based employee compensation expense included in reported net loss		0		0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(280)	(89,745)	(560)	(136,773)

Pro forma	$(386,644)	$(324,182)	$(855,391)	$(563,069)

Basic and Diluted
Net loss per share: As reported	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Pro forma	$(0.01)	$(0.01)	$(0.02)	$(0.01)

6.	Segment Reporting – Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments consists of health food specialty stores and mass market stores. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.

Operating segment data for the three and six months ended June 30, 2004 and June 30, 2003 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended June 30, 2004
Sales	$1,831,139	$1,512,767	$3,343,906
Cost of Sales	1,044,872	800,181	1,845,053

Gross Profit	$786,267	$712,586	$1,498,853

Three months ended June 30, 2003
Sales	$1,925,086	$2,157,598	$4,082,684
Cost of Sales	1,074,735	1,167,333	2,242,068

Gross Profit	$850,351	$990,265	$1,840,616

Six months ended June 30, 2004
Sales	$3,768,343	$3,128,187	$6,896,530
Cost of Sales	2,106,255	1,682,413	3,788,668

Gross Profit	$1,662,088	$1,445,774	$3,107,862

Six months ended June 30, 2003
Sales	$3,951,511	$3,997,228	$7,948,739
Cost of Sales	2,132,556	2,187,748	4,320,304

Gross Profit	$1,818,955	$1,809,480	$3,628,435

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and six months ended June 30, 2004 and June 30, 2003 was as follows:

	United States	International	Total
Three months ended June 30, 2004
Sales	$3,282,367	$61,539	$3,343,906
Cost of Sales	1,807,222	37,831	1,845,053

Gross Profit	$1,475,145	$23,708	$1,498,853

Three months ended June 30, 2003
Sales	$4,001,582	$81,102	$4,082,684
Cost of Sales	2,187,962	54,106	2,242,068

Gross Profit	$1,813,620	$26,996	$1,840,616

Six months ended June 30, 2004
Sales	$6,649,189	$247,341	$6,896,530
Cost of Sales	3,651,426	137,242	3,788,668

Gross Profit	$2,997,763	$110,099	$3,107,862

Six months ended June 30, 2003
Sales	$7,789,697	$159,042	$7,948,739
Cost of Sales	4,219,545	100,759	4,320,304

Gross Profit	$3,570,152	$58,283	$3,628,435

During the three and six months ended June 30, 2004 and 2003, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end
Three Months ended June 30, 2004	$670,970	$347,595	$732,614	$244,603	$465,217	$255,620
Six Months ended June 30, 2004	$1,365,700	$347,595	$1,507,700	$244,603	$887,200	$255,620
Three Months ended June 30, 2003	$1,021,000	$390,181	$637,100	$258,445	$469,000	$258,445
Six Months ended June 30, 2003	$1,981,100	$390,181	$1,399,000	$258,445	$1,030,000	$258,445

7.	Guarantees-In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5,57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of June 30, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

ITEM	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that its expectations will prove to be correct. Actual results could differ from those described herein as a result of numerous factors, many of which are beyond the control of the Company. Such factors include, without limitation, the risks set forth below under “Risk Factors.” The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect actual outcomes.

The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar Increase (Decrease)
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales	100%	100%	(13)%	20%
Gross profit	45%	45%	(14)%	32%
Selling, general and administrative expenses	54%	49%	(4)%	(1)%
Operating loss	(9)%	(5)%	(103)%	73%
Loss before provision for income taxes	(12)%	(6)%	101%	(68)%
Provision for income taxes	0%	0%	0%	0%
Net loss	(12)%	(5)%	101%	(68)%

All comparisons below are for the three and six month periods ended June 30, 2004 compared to the three and six month periods ended June 30, 2003.

General

The Company is a branded natural products marketing company focused on high growth, innovative products designed to nourish the health and well being of consumers. The Company concentrates on the rapidly expanding soy food market, which reached sales of almost $2.5 billion in 2002, with an emphasis in the Nutritional Supplement sector which grew 6% in 2003 according to the Nutrition Business Journal. The Company’s products include Naturade Total Soy®, a full line of nutritionally complete meal replacements available in several flavors of powders, and ready-to-drink products, Diet Lean® dietary supplements, Naturade Low Carb protein boosters, SportPharma® sports nutrition products, Aloe Vera 80® health and beauty care products and other niche nutritional supplements. The Company’s products are sold in over 10,000 supermarkets and drug stores (e.g., Kroger, Fred Meyer, Safeway and Albertson’s, Longs Drug and SavOn Drug), sports nutrition centers (e.g., GNC), club stores (e.g., Sam’s Clubs and Costco), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.

As reported in the Nutrition Business Journal, the Nutritional Supplement sector has grown 6% in 2003. The health food channel grew 12% while the mass market channel declined 1% during the same period. While the Company has focused in the past primarily on meal supplements, which declined 2% in 2003, the movement to Diet Lean and Sports Nutrition products, which grew 14% and 8% respectively, place the Company in a position to capitalize on the growth segments of the market.

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

Revenue Recognition. Sales are recognized upon shipment and passage of title. The Company accrues for estimated returns at the time of sale. The Company accounts for certain promotional allowances such as consumer coupons and rebates and customer slotting fees as a reduction of sales and new store opening costs are recorded as cost of goods sold in the period incurred in accordance with Emerging Issues Task Force (“EITF”) issue No. 01-09. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition (“SAB 101”). SAB 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows

Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company considers cost to include the direct cost of finished goods provided by co-packers as well as the cost of those components supplied to the co-packers. The Company regularly reviews aged and excess inventories to determine if the carrying value of such inventories exceeds market value, and records a reserve to reduce the carrying value to market value if necessary.

Accounts Receivable Valuation. Accounts receivable is stated net of applicable reserves for returns and allowances, bill backs and doubtful accounts. The Company regularly reviews accounts receivable to determine if the reserve amounts are appropriate by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.

Results of Operations

Net Sales

Net sales for three months ended June 30, 2004 decreased $738,778, or 18.1%, to $3,343,906 from $4,082,684 for the same period in 2003. For the six months ended June 30, 2004, net sales decreased $1,052,209 or 13.2% to $6,896,530 from $7,948,739 for the same period in 2004. The decrease in net sales for both the quarter and the six month periods was primarily due to pipeline fill and turn revenues to a large mass customer in 2003 that discontinued distribution of the Company’s products in November of 2003 in a move to a low carbohydrate format for its meal replacement category, softness in the mass channel principally related to a general decline in the grocery sector, the increased consumer emphasis on low carbohydrate products and a labor strike in the grocery segment which started in the fourth quarter of 2003 and extended through the first quarter of 2004.

Mass Market Net Sales. For the three months ended June 30, 2004, mass market net sales decreased $644,831, or 29.9%, to $1,512,767 from $2,157,598 for the three months ended June 30, 2003. The decrease in the quarter ended June 30, 2004 is primarily due to a key customer discontinuing Naturade product distribution in late 2003 as it moved it’s meal replacement category to a low carbohydrate positioning. This customer accounted for $399,900 in revenues during the quarter ended June 30, 2003. The softness in the mass channel also related to a general decline in the grocery segment coupled with a prolonged labor strike which started in the fourth quarter of 2003 and extended into the first quarter of 2004. Sales within this segment in the six months ended June 30, 2004 decreased 21.7%, or $869,041to $3,128,187 from $3,997,228 over the same period in 2003. Approximately $608,300 of the decline in revenues for the six months ended June 30, 2004 can be attributed to the mass customer withdrawal referred to above.

Health Food Net Sales. For the three months ended June 30, 2004, health food channel net sales decreased $93,947, or 4.9%, to $1,831,139 from $1,925,086 for the three months ended June 30, 2003. This decrease in revenue for the quarter ended June 30, 2004 was primarily a result of variations in key distributor promotional timing during 2004 versus the same period in 2003. Sales within this segment in the six months ended June 30, 2004 decreased 4.6%, or $183,168 to $3,768,343 from $3,951,511 over the same period in 2003.

Channels of Distribution On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 54.8% and 54.6% for the health food channel and 45.2% and 45.4% for the mass market channel respectively for the three and six month periods ended June 30, 2004 as compared to 47.2% and 49.7% for the health channel and 52.8% and 50.3% for the mass channel respectively for the same period in 2003. The distribution loss in the mass market channel accounts for the majority of the shift in revenue distribution in 2004.

For the three months ended June 30, 2004, domestic net sales decreased $719,215, or 18.0%, to $3,282,367 from $4,001,582 for the three months ended June 30, 2003. Sales within this segment in the six months ended June 30, 2004 decreased 14.6%, or $1,140,508 to $6,649,189 from $7,789,697 over the same period in 2003. The decrease in domestic net sales is principally due to the key customer loss in the mass market discussed previously. For the three months ended June 30, 2004, international sales decreased $19,563, or 24.1%, to $61,539 from $81,102 while for the six months ended June 30, 2004, international net sales increased $88,299 or 55.5% to $247,341 from $159,042 as compared to the same period in 2003. The increase in international sales during 2004 was due to pipeline fill related to new distribution in Canada. This new distribution is principally the result of hiring a new broker in Canada and the entering of an agreement with a Canadian distributor to manage the Company’s distribution in Canada. These agreements resulted in a reduction in the costs related to Canadian distribution which allowed the Company to reduce retail prices to a more competitive level.

Gross Profit

Gross profit as a percentage of net sales for the three months ended June 30, 2004 decreased 0.3% to 44.8% of net sales, from 45.1% for the three months ended June 30, 2003 and gross profit as a percent of sales decreased 0.5% to 45.1% from 45.6% for the six months ended June 30, 2004 as compared to June 30, 2003. The decrease in gross profit can be principally attributed to raw material price increases from contract manufacturers related to soy protein price increases. The Company has taken action to reduce the effect of future price increase by raising selected wholesale prices and the transition of certain products to a new contract manufacturer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S, G &A”) for the three months ended June 30, 2004 decreased $218,366 to $1,790,986 or 53.6% of net sales from $2,009,352 or 49.2% of net sales for the three months ended June 30, 2003. This decrease is primarily due to decreased promotional expenses related to mass market sales due to the decline in this segment’s sales, in particular the key customer distribution loss, during 2004. As a percent of sales, brand expenses were 14.4% and 13.8%, respectively, for the six months ended June 30, 2004 and 2003. The increase in brand expenses, as a percent of net sales, is primarily due to the lower net sales during the period partially offset by the previously discussed decrease in mass market promotional costs.

Interest Expense

Interest expense for the three months ended June 30, 2004 was $77,277 compared to $48,622 for the three months ended June 30, 2003 and for the six months ended June 30, 2004 was $144,198 compared to $78,917 for the the same period in 2003. The increase in interest expense for both the three and six month periods is principally due to borrowings on the Loan Agreement with related parties, more fully explained in Note 4 to our financial statements, coupled with increased average borrowings on the Company’s credit facility.

Liquidity and Capital Resources

The Company provided cash of $372,782 in operating activities in the six months ended June 30, 2004, compared to cash of $486,029 used in operating activities for the six months ended June 30, 2003. This increase in cash provided by operating activities is primarily due to the reduction in the Company’s accounts receivable related to higher sales in the previous quarter coupled with and increase in accounts payable related to new product purchases, partially offset by the increase in operating loss of $428,535 and an increase in inventories to supply new product distribution.

Net cash used by inventories was $143,972 for the six months ended June 30, 2004 compared to net cash provided by inventories of $500,120 for the six months ended June 30, 2003 primarily due to lower December sales in 2002 compared to December 2003 which resulted in higher inventory levels at the beginning of the six months ended June 30, 2003 which were reduced during the period. In addition, the Company introduced two new product lines in 2004 requiring additional inventory levels to meet pipeline fill requirements.

Net cash provided by accounts receivable was $1,011,030 for the six month period ended June 30, 2004 compared to net cash used by accounts receivable of $174,598 for the same period of 2003, principally due to increased sales volume in December 2003 compared to the same period in 2002. This higher sales level resulted in increased cash generation from the receivables paid during the first quarter of 2004. Customer terms have remained constant.

Net cash provided by accounts payable and accrued expenses was $463,174 for the six month period ended June 30, 2004 compared to net cash used of $194,702 the same period of 2003, principally due to abnormally high accounts payable at December 31, 2002 resulting from lower than anticipated sales in December 2002. The Company negotiated extended terms with vendors that were paid during the first quarter of 2003 resulting in a use of cash. Accounts payable levels did not fluctuate significantly from December 31, 2003 to June 30, 2004. However, the addition of two new product lines required additional inventory and resulted in additional accounts payable to finance the higher inventory levels.

The Company’s working capital decreased $836,961 from ($1,789,482) at December 31, 2003 to ($2,626,443) at June 30, 2004. This decrease was largely due to the decrease in receivables and inventory as a result of collections and a concentrated inventory reduction program partially offset by a decrease in borrowings on the Company’s credit facility.

The Company’s cash used in financing activities of $498,497 for the six months ended June 30, 2004, compared to cash provided by financing activities of $146,781 for the same period of 2003. The decrease was the result of additional net borrowings under the Company’s credit facility coupled with payments on other long-term debt.

As of June 30, 2004, the Company was in default of the Minimum Net Worth Covenant and Minimum Net Income covenants of the Credit and Security Agreement with Wells Fargo. The Company is in the process of obtaining a waiver from its lenders.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2004, the Company has an accumulated deficit of $22,974,464, a net working capital deficit of $2,626,443 and a stockholders’ capital deficiency of $3,982,541, and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent auditors qualified their opinion on the Company’s December 31, 2003 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern

The Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations during the next twelve months, provided that Wells Fargo does not exercise its right to terminate, or demand immediate payment of all amounts outstanding under the Credit Agreement. However, the Company may seek to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact	of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at June 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$2,383,361	$2,377,753	$5,608	$-0-	$-0-
Operating Leases	955,814	216,756	739,058	-0-	-0-
Employment Agreements	1,233,750	393,000	504,750	336,000	(a	)
Consulting Agreements	800,000	-0-	-0-	800,000	-0-

Total Contractual Cash Obligations	5,372,925	2,987,509	1,249,416	1,136,000	-0-
Series B Convertible Redeemable Preferred Stock	2,000,000	-0-	-0-	2,000,000	-0-

Total	$7,372,925	$2,987,509	$1,249,416	$3,136,000	$-0-

(a)	Employment agreement for CFO has indefinite term.

Recently Issued Statements of Financial Accounting Standards

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Future losses and ability to continue as a going concern

Naturade’s independent accountants have qualified their opinion on the Company’s December 31, 2003 financial statements, expressing substantial doubt concerning the Company’s ability to continue as a going concern. At June 30, 2004, the Company had an accumulated deficit of $22,974,464, net working capital deficit of $2,626,443 and a stockholders’ capital deficiency of $3,982,541. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002, the Loan Agreement entered into on April 14, 2003 under which the Company has borrowed $750,000, and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment.

Dependence on current and ongoing financing

The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of June 30, 2004, the Company was not in compliance with the minimum book net worth and the minimum net income covenants. The Company is in the process of acquiring a written waiver from Wells Fargo for the noncompliance. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 4 to the Financial Statements.

Dependence on continued business from the Company’s key customers

The Company’s three largest customers together account for 55% of sales revenue for the six months ended June 30, 2004. One mass market customer represented approximately 20% of Naturade’s total sales, and two health food distributors accounted for 35% of total sales during the six months ended June 30, 2004. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

Dependence on third-party manufacturers

The use of contract manufacturers and the resulting loss of direct control over production could result in the Company’s failure to receive timely delivery of products of acceptable quality. Although the Company believes that alternative sources of contract manufacturing services are available, the loss of one or more contract manufacturers could have a material adverse effect on the Company’s results of operations until an alternative source is located and has commenced producing the Company’s products. The Company’s use of contract manufacturers could also reduce its gross profits if the manufacturers raise prices and management cannot find alternative, less costly sources or pass price increases on to customers.

Although the Company requires that its contract manufacturers comply with the U.S. Food and Drug Administration (the “ FDA”) manufacturing guidelines, Naturade cannot assure that these third-party companies will always act in accordance to these regulations. If the manufacturing facilities used by the Company’s third-party manufacturers did not meet those standards, the production of the Company’s products could be delayed until the necessary modifications are made to comply with those standards or alternate manufacturers are located. Furthermore, the potential exists for circumstances to arise which would require Naturade to seek out alternate manufacturers who operate in compliance with the FDA’s requirements.

Impact of government regulation

The Company’s operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, including the FDA and the U.S. Federal Trade Commission (the “FTC”). Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company’s products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

As a result of the Company’s efforts to comply with changes in applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health ans Education Act (“DSHEA”), or more stringent interpretations of current laws or regulations. The Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company’s business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for the Company’s products. Any of or all of such requirements could hurt sales of the Company’s products or increase the Company’s costs, resulting in material harm to the Company’s results of operations and financial condition.

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

Future sales of equity securities could dilute the Company’s Common Stock

The Company may seek to obtain new financing from various sources, including the sale of its securities. Future sales of Common Stock or securities convertible into Common Stock at or below recent market prices could result in dilution of the Common Stock. In addition, the conversion of the 13.5 million shares of Series B Convertible Preferred Stock sold to Westgate on January 2, 2002, for $2 million, together with conversion of the 35,989,555 shares of Series B Convertible Preferred Stock issuable on exercise of warrants, which expire on December 31, 2004, are held by Westgate, and which have an exercise price of approximately $0.104 per share (and, including the original cost of the warrant, a total consideration of approximately $0.119 per share), has resulted in dilution of the Common Stock. The perceived risk of dilution may cause some of the Company’s stockholders to sell their shares, which could further reduce the market price of the Common Stock.

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

Expanding the Company’s sales in the mass market resulted in less stable demand for the Company’s products.

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

Closely controlled stock

At June 30, 2004, Westgate beneficially owned approximately 52.3% of the Company’s Common Stock, Health Holdings beneficially owned 92.2% of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 97.4% of the Company’s Common Stock. Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

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

The Company may face interruption of production and services due to increased security measures in response to terrorism

The Company’s business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorist activities and threats aimed at the U.S., transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security, as a result of the terrorist activities and potential terrorist activities. The Company may also experience delays in receiving payments from payers that have been affected by terrorist activities and potential terrorist activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential terrorist activities and any economic downturn could adversely impact the Company’s results of operations, impair its ability to raise capital or otherwise adversely effect its ability to grow its business.

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

The dietary supplement industry as a whole is experiencing a decline in sales

The Company’s business consists primarily of selling natural products and functional foods, including soy protein-based products. The soy foods category as a whole has recently experienced decreased sales. Other categories of dietary supplements have experienced reduced sales in recent periods after several years of dramatic growth. In particular, revenues in both the herbal and health food store categories have had periods of significant decline. There can be no assurance that this general consumer trend will not be experienced by the Company’s product categories as well. Even if the Company is successful in increasing sales within its market category, a decline in the overall market for natural products or functional foods could have a material adverse affect on the Company’s business.

Effect of adverse publicity

The Company’s products are formulated with vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as recommended by the Company and that scientific studies have suggested may involve health benefits. While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products. The Company is highly dependent upon consumers’ perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The Company could be adversely affected if any of the Company’s products, or any similar products distributed by other companies, should prove harmful or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effectiveness of such products. The Company’s ability to attract and retain distributors could be adversely affected by negative publicity relating to it or to other direct sales organizations or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company or other direct sales organizations.

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

New products are expensive to introduce and may not be successful

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

The Company’s long-term debt at June 30, 2004, primarily consists of a $4.5 million line of credit originally entered into on January 27, 2000 and amended on April 14, 2003, a $750,000 Loan Agreement entered into on April 14, 2003 with a majority stockholder and other investors and $112,345 in Investor Notes, after giving affect to the Health Holdings debt-to equity conversion on January 2, 2002 as part of the Private Equity Transaction as described more fully in Note 4 to the Financial Statements. The line of credit bears interest at prime rate plus 4.5%. The Loan Agreement with a majority stockholder and other investors bears interest at 15% per annum and is due on December 31, 2004. The Investor Notes bear interest at 15% per annum with, installments of $10,000 each on January 15, 2004 thru July 15, 2004 and the remaining balance on August 15, 2004. However, given the fixed interest rate on the Loan Agreement, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the six month period ended June 30, 2004 the interest expense on the line of credit was $78,963. If the interest rate on the line of credit for the six month period ended June 30, 2004 had increased by one percent to prime rate plus 5.5%, this would result in an interest expense of $88,251.

ITEM 4. Controls and Procedures

The Company’s Chief Executive Officer, Bill D. Stewart, and Chief Financial Officer, Stephen M. Kasprisin, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

PART II. Other Information

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

NATURADE, INC.
(Registrant)

DATE: August 16, 2004	By	/s/ Bill D. Stewart
Bill D. Stewart
Chief Executive Officer

DATE: August 16, 2004	By	/s/ Stephen M. Kasprisin
Stephen M. Kasprisin
Chief Financial Officer