Form 10-Q
period 2004-09-30
NATURADE INC
filed 2004-11-15
CIK 797167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 44,533,886 shares as of November 1, 2004.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended September 30, 2004

PART I. Financial Information

ITEM 1.	Financial Statements

NATURADE, INC

Balance Sheets As of September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$267,269	$144,102
Accounts receivable, net	1,598,092	2,333,394
Inventories, net	1,548,577	1,246,371
Prepaid expenses and other current assets	204,505	148,503

Total current assets	3,618,443	3,872,370
Property and equipment, net	110,530	161,885
Other assets	54,302	42,302

Total assets	$3,783,275	$4,076,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,786,905	$2,310,317
Accrued expenses	653,206	475,286
Current portion of Notes Payable to Related Parties	1,076,227	644,471
Current portion of long-term debt	1,730,148	2,231,778

Total current liabilities	6,246,486	5,661,852
Long-term debt, less current maturities	—	5,609

Total Liabilities	6,246,486	5,667,461

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B including accumulated preferred stock dividends of $621,052 at September 30, 2004 and $433,908 at December 31, 2003, less discount of $1,214,287 at September 30, 2004, and $1,428,572 at December 31, 2003, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 13,540,723 at September 30, 2004 and December 31, 2003 ($2,000,000 redemption value)	1,172,164	770,734
WARRANT	500,000	500,000
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at September 30,2004 and December 31, 2003	4,453	4,453
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at September 30, 2004 and December 31, 2003	0	0
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at September 30, 2004 and December 31, 2003	12	12
Additional paid-in capital	18,987,458	18,987,458
Accumulated deficit	(23,127,298)	(21,853,561)

Total stockholders’ deficit	(4,135,375)	(2,861,638)

Total liabilities and stockholders’ deficit	$3,783,275	$4,076,557

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,654,751	$3,767,767	$10,551,281	$11,716,506
Cost of sales	1,919,725	1,974,691	5,708,393	6,294,995

Gross profit	1,735,026	1,793,076	4,842,888	5,421,511

Costs and expenses:
Selling, general and administrative expenses	1,659,614	1,958,255	5,446,919	5,900,736
Depreciation and amortization	15,877	18,723	51,355	56,774

Total operating costs and expenses	1,675,491	1,976,978	5,498,274	5,957,510

Operating income (loss)	59,535	(183,902)	(655,386)	(535,999)
Other expense:
Interest expense	78,328	53,365	222,526	132,282
Other expense (income)	(1,316)	(1,692)	(6,404)	(7,210)

Loss before provision for income taxes	(17,477)	(235,575)	(871,508)	(661,071)
Provision for income taxes	—	800	800	800

Net loss	(17,477)	(236,375)	(872,308)	(661,871)
Less:
Preferred Stock Dividend	(63,928)	(57,916)	(187,145)	(169,544)
Deemed Dividend	(71,429)	(71,429)	(214,285)	(214,286)

Net loss applicable to common shares	$(152,834)	$(365,720)	$(1,273,738)	$(1,045,701)

Basic and Diluted Loss per share	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	44,533,886	44,533,886	44,533,886	44,533,886

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	($872,308)	($661,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,355	56,774
Changes in assets and liabilities:
Accounts receivable	735,303	95,516
Inventories	(302,206)	607,574
Prepaid expenses and other current assets	(56,002)	(200,905)
Other assets	(12,000)	1,053
Accounts payable and accrued expenses	654,508	(420,101)

Net cash provided by (used in) operating activities:	198,650	(521,960)
Cash flows from investing activities:
Purchase of property and equipment	—	(3,797)

Net cash used in financing activities:	—	(3,797)
Cash flows from financing activities:
Net borrowings under line of credit	(501,630)	(418,771)
Proceeds on issuance of debt to related parties	500,000	450,000
Payments of long-term debt	(73,853)	(42,025)

Net cash used in financing activities:	(75,483)	(10,796)
Net increase (decrease) in cash and cash equivalents	123,167	(536,553)
Cash and cash equivalents, beginning of period	144,102	722,583

Cash and cash equivalents, end of period	$267,269	$186,030

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$132,858	$133,836
Taxes	$800	$800
Non-cash financing activities:
Preferred stock dividend accrued	$187,145	$169,544
Deemed dividend	$214,285	$214,286

See accompanying notes to financial statements

NATURADE, INC.

Notes to Financial Statements

1.	Basis of Presentation—The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

2.	Inventories—Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Raw Materials	$202,983	$208,615
Finished Goods	1,374,800	1,115,007

Subtotal	1,577,783	1,323,622
Less: Reserve for Excess and Obsolete Inventories	(29,206)	(77,251)

	$1,548,577	$1,246,371

3.	Leases—The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of September 30, 2004 are as follows:

Year	Amount
2004 (October-December)	$104,645
2005	441,813
2006	298,428

Total	$844,886

4.	Loan Agreements with Majority Shareholder and Other Investors — In August 2000, the Company entered into a Loan Agreement (the “Investor Notes”) with Health Holdings & Botanicals, LLC, (“Health Holdings”), a principal shareholder of the Company, and other investors. The Investor Notes allowed for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding. Interest only payments were to be required on a quarterly basis. All but one of the lenders under the Investor Notes converted their Investor Notes into equity securities of the Company before fiscal 2003.

On August 21, 2003, the Company and the remaining investor agreed to amend the terms of the remaining outstanding Investor Notes totaling $202,345 to include increasing the interest rate to 15% per annum, to be paid in quarterly increments, and setting a principal repayment schedule of $20,000 on each of September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. On September 23, 2004, the Investor Notes were further amended modifying the repayment schedule by deferring the June 2004, July 2004 and August 2004 payments until December 31, 2004. As of September 30, 2004, there is $112,345 outstanding on the Investor Notes.

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

On April 14, 2004, the terms of the Loan Agreement were modified by the Joinder of Bill D. Stewart, the Chief Executive officer of the Company, as a member of the Lender Group, subject to all of the terms and conditions of the Loan Agreement, and the Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the Lender Group advanced the Company an additional $100,000. Further, on August 16, 2004, advances allowed under the Loan Agreement were increased to a total of $950,000 and the Lender Group advanced an additional $200,000 to the Company. There are no additional amounts available to advance under the Loan Agreement. Proceeds of the advances have been used for working capital.

As of September 30, 2004 there is $950,000 outstanding under the Loan Agreement.

Line of Credit— On January 27, 2000, the Company entered into a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo, which initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. As more fully described under the heading Private Equity Transaction, on December 20, 2001, the terms of the Credit Agreement were modified to include waiving the enforcement of existing defaults as of December 20, 2001, increasing the credit available to the Company to a maximum of $4,500,000 with an inventory maximum subline of $2,000,000, increasing the floating rate to the prime rate plus 2% and extending the maturity date to December 31, 2003. On September 19, 2002, the terms of the Credit Agreement were modified to include waiving the enforcement of existing defaults, reducing the credit availability of the Company to a maximum of $4,325,000, requiring that the Company maintain certain minimum levels of cash, and reducing the covenants regarding minimum net income and minimum book net worth. In consideration of the extension of credit under the Loan Agreement on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit Agreement dated as of January 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. On March 29, 2004, the Company completed the Ninth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc. dated as of January 27, 2000. This amendment extended the term of the Credit and Security Agreement to December 31, 2005, reduced maximum borrowings to $3.5 million, and among other things, set the covenants regarding minimum net income and minimum book net worth for 2004. Further, on May 10, 2004, the Company completed the Tenth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc. dated as of January 27, 2000. This amendment provided for the release of certain funds held in reserve accounts by Wells Fargo Business Credit along with conditions requiring replenishment of said reserve accounts.

Borrowings under the Credit Agreement, which totaled $1,730,148 at September 30, 2004, are collateralized by substantially all assets of the Company. At September 30, 2004 the prime rate was 4.75% and the interest charge under the Credit and Security Agreement was 9.25%. The Credit Agreement contains covenants, which, among other things, require that certain financial ratios be met. As of September 30, 2004, the Company was not in compliance with the minimum book net worth and the minimum net income covenants. On November 2, 2004, the Company completed the Eleventh Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc. dated as of January 27, 2000. This amendment provided, among other things, a waiver of existing covenant defaults, the establishment of new covenants for the periods from October 2004 until March 2005 and the release of certain assets related to the Company’s Aloe Vera Brands. See Note 8-Subesequent Events.

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

Under the terms of the Private Equity Transaction, if Westgate exercises the warrants in full, Westgate would hold a total of 47,182,271 shares of Series B Convertible Preferred Stock which would be convertible into the same number of shares of Common Stock, subject to adjustment for anti-dilution, or 45.0% of the Company’s Common Stock on a fully diluted basis as of September 30, 2004.

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

Employee Stock Option Plan – In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s Common Stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s Common Stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,719,500 incentive options under the Plan at the weighted average exercise price per share of $0.14 as of September 30, 2004. These options expire seven years from the date of grant.

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

A summary of the Company’s outstanding stock options activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise price
Outstanding at December 31, 2003	1,707,000	$0.19	771,000	$0.35
Granted	100,000	$0.03		$0.03
Exercised	0
Expired	0

Outstanding at September 30, 2004	1,807,000	$0.18	1,159,625	$0.25

The following table summarizes information about stock options outstanding at September 30, 2004

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options Exercisable	Average Exercise Price for Exercisable Options
$.025 - .010	1,125,000	6	$0.03	512,500	$0.03
$ 0.15 - .875	559,500	3	$0.30	524,625	$0.30
$ 1.03 –1.13	122,500	2	$1.04	122,500	$1.04

	1,807,000		$0.18	1,159,625	$0.25

A summary of the Company’s outstanding warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise price
Outstanding at December 31, 2003	34,241,548	$0.12	34,241,548	$0.12
Granted
Exercised
Expired

Outstanding at September 30, 2004	34,241,548	$0.12	34,241,548	$0.12

The following table summarizes information about warrants outstanding at September 30, 2004

Range of Exercise Prices	Options and Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options and Warrants Exercisable	Average Exercise Price for Exercisable Options and Warrants
$ 0.10	33,641,548	1	$0.10	33,641,548	$0.10
$ 1.00	600,000	5	$1.00	600,000	$1.00

	34,241,548		$0.12	34,241,548	$0.12

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net loss: As reported	$(17,477)	$(235,575)	$(872,308)	$(661,871)
Add: Stock-based employee compensation expense included in reported net loss	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,426)	(2,016)	(4,278)	(6,048)

Pro forma	$(18,903)	$(237,591)	$(876,586)	$(667,919)

Basic and diluted net loss per share:
As reported	$(0.00)	$(0.01)	$(0.03)	$(0.02)
Pro forma	$(0.00)	$(0.01)	$(0.03)	$(0.02)

6.	Segment Reporting – Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s reportable operating segments consist of health food specialty stores and mass market stores. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.

Operating segment data for the three and nine months ended September 30, 2004 and September 30, 2003 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended September 30, 2004
Sales	$1,834,638	$1,820,113	$3,654,751
Cost of Sales	969,117	950,608	1,919,725

Gross Profit	$865,521	$869,505	$1,735,026

Three months ended September 30, 2003
Sales	$1,840,219	$1,927,548	$3,767,767
Cost of Sales	956,618	1,018,073	1,974,691

Gross Profit	$883,601	$909,475	$1,793,076

Nine months ended September 30, 2004
Sales	$5,602,981	$4,948,300	$10,551,281
Cost of Sales	3,075,372	2,633,021	5,708,393

Gross Profit	$2,527,609	$2,315,279	$4,842,888

Nine months ended September 30, 2003
Sales	$5,791,730	$5,924,776	$11,716,506
Cost of Sales	3,089,676	3,205,319	6,294,995

Gross Profit	$2,702,054	$2,719,457	$5,421,511

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and nine months ended September 30, 2004 and September 30, 2003 was as follows:

	United States	International	Total
Three months ended September 30, 2004
Sales	$3,539,163	$115,588	$3,654,751
Cost of Sales	1,849,849	69,876	1,919,725

Gross Profit	$1,689,314	$45,712	$1,735,026

Three months ended September 30, 2003
Sales	$3,747,833	$19,934	$3,767,767
Cost of Sales	1,964,030	10,661	1,974,691

Gross Profit	$1,783,803	$9,273	$1,793,076

Nine months ended September 30, 2004
Sales	$10,188,352	$362,929	$10,551,281
Cost of Sales	5,501,275	207,118	5,708,393

Gross Profit	$4,687,077	$155,811	$4,842,888

Nine months ended September 30, 2003
Sales	$11,537,531	$178,975	$11,716,506
Cost of Sales	6,183,549	111,446	6,294,995

Gross Profit	$5,353,982	$67,529	$5,421,511

During the three and nine months ended September 30, 2004 and 2003, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end
Three Months ended September 30, 2004	$805,500	$494,704	$672,700	$244,806	$446,200	$177,931
Nine Months ended September 30, 2004	$2,171,100	$494,704	$2,181,400	$244,806	$1,541,600	$177,931
Three Months ended September 30, 2003	$1,150,400	$590,913	$629,500	$252,267	$596,700	$309,258
Nine Months ended September 30, 2003	$3,131,300	$590,913	$1,811,600	$252,267	$2,140,500	$309,258

7.	Guarantees - In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of September 30, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

8.	Subsequent Events- On November 2, 2004, the Company completed the Eleventh Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc. dated as of January 27, 2000. This amendment provided, among other things, a waiver of existing covenant defaults, the establishment of new covenants for the periods from October 2004 until March 2005 and the release of certain assets related to the Company’s Aloe Vera Brands. In addition, the Company was required to deposit $100,000 into a cash collateral account and the advance rate on inventory was reduced from 50% to 35%.

On November 2, 2004, the Company agreed to the sale of its aloe vera based products in an all cash transaction. The sale includes two product lines sold primarily through health food stores and natural food supermarkets including aloe vera gel concentrate drinks and Aloe Vera 80® brand topical products. The sale included all inventory, tangible and intangible personal property related to these two brands and resulted in a gain of approximately $1,072,000. The proceeds on the sale were used to reduce borrowings under the Credit Agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Percent of Net Sales		Percentage Dollar Increase (Decrease)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales	100%	100%	(10)%	15%
Gross profit	46%	46%	(11)%	25%
Selling, general and administrative expenses	52%	51%	(8)%	(2)%
Operating loss	(6)%	(5)%	(22)%	69%
Loss before provision for income taxes	(8)%	(6)%	32%	63%
Provision for income taxes	0%	0%	0%	0%
Net loss	(8)%	(6)%	(32)%	63%

All comparisons below are for the three and nine month periods ended September 30, 2004 compared to the three and nine month periods ended September 30, 2003.

General

The Company is a branded natural product marketing company focused on high growth, innovative products designed to nourish the health and well being of consumers. The Company concentrates on the rapidly expanding soy food market, which reached sales of almost $2.5 billion in 2002, with an emphasis in the Nutritional Supplement sector, which grew 6% in 2003 according to the Nutrition Business Journal. The Company’s products include Naturade Total Soy®, a full line of nutritionally complete meal replacements available in several flavors of powders, and ready-to-drink products, Diet Lean® dietary supplements, Naturade Low Carb protein boosters, SportPharma® sports nutrition products, Aloe Vera 80® health and beauty care products and other niche nutritional supplements. The Company’s products are sold in over 10,000 supermarkets and drug stores (e.g., Kroger, Fred Meyer, Safeway and Albertson’s, Longs Drug and Sav-On Drug), sports nutrition centers (e.g., GNC), club stores (e.g., Sam’s Clubs and Costco), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.

As reported in the Nutrition Business Journal, the Nutritional Supplement sector grew 6% in 2003. The health food channel grew 12% while the mass market channel declined 1% during the same period. While the Company has focused in the past primarily on meal supplements, which declined 2% in 2003, the movement to Diet Lean and Sports Nutrition products, which grew 14% and 8% respectively, place the Company in a position to capitalize on the growth segments of the market.

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

Results of Operations

Net Sales

Net sales for three months ended September 30, 2004 decreased $113,016, or 3.0%, to $3,654,751 from $3,767,767 for the same period in 2003. For the nine months ended September 30, 2004, net sales decreased $1,165,225 or 9.9% to $10,551,281 from $11,716,506 for the same period in 2003 The decrease in net sales for both the quarter and the nine month periods was primarily (80%) due to pipeline fill and turn revenues in 2003 to a large mass customer that discontinued distribution of the Company’s products in November of 2003 in a move to a low carbohydrate format for its meal replacement category. In addition, softness in the mass channel principally related to a general decline in the grocery sector, the increased consumer emphasis on low carbohydrate products and a labor strike in the grocery segment which started in the fourth quarter of 2003 and extended through the first quarter of 2004 contributed to the decline in revenues.

Mass Market Net Sales. For the three months ended September 30, 2004, mass market net sales decreased $107,435, or 5.6%, to $1,820,113 from $1,927,548 for the three months ended September 30, 2003. The decrease in the quarter ended September 30, 2004 is primarily due to a large mass customer discontinuing Naturade product distribution in late 2003 as it moved its meal replacement category to a low carbohydrate positioning. This customer accounted for $324,900 in revenues during the quarter ended September 30, 2003. The softness in the mass market channel also related to a general decline in the grocery segment coupled with a prolonged labor strike that started in the fourth quarter of 2003 and extended into the first quarter of 2004. Sales within this segment in the nine months ended September 30, 2004 decreased 16.5%, or $976,476 to $4,948,300 from $5,924,776 over the same period in 2003. Approximately $933,200 or 96 % of the decline in revenues for the nine months ended September 30, 2004 can be attributed to the mass customer withdrawal referred to above.

Health Food Net Sales. For the three months ended September 30, 2004, health food channel net sales decreased $5,581, or 0.3%, to $1,834,638 from $1,840,219 for the three months ended September 30, 2003. Sales within this segment in the nine months ended September 30, 2004 decreased 3.3%, or $188,749 to $5,602,981 from $5,791,730 over the same period in 2003.

Channels of Distribution On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 50.2% and 53.1% for the health food channel and 49.8% and 46.9% for the mass market channel respectively for the three and nine month periods ended September 30, 2004, compared to 48.8% and 49.4% for the health channel and 51.2% and 50.6% for the mass channel respectively for the same period in 2003. The distribution loss in the mass market channel accounts for the majority of the shift in revenue distribution in 2004.

For the three months ended September 30, 2004, domestic net sales decreased $208,670, or 5.6%, to $3,539,163 from $3,747,833 for the three months ended September 30, 2003. Sales within this segment in the nine months ended September 30, 2004 decreased 11.7%, or $1,349,179 to $10,188,352 from $11,537,531 over the same period in 2003. The decrease in domestic net sales is principally due to the key customer loss in the mass market discussed previously. For the three months ended September 30, 2004, international sales increased $95,655, or 479.9%, to $115,588 from $19,934 while for the nine months ended September 30, 2004, international net sales increased 183,954 or 102.8% to $362,929 from $178,975 as compared to the same period in 2003. The increase in international sales during 2004 was due to pipeline fill related to new distribution in Canada. This new distribution is principally the result of hiring a new broker in Canada and the entering of an agreement with a Canadian distributor to manage the Company’s distribution in Canada. These agreements resulted in a reduction in the costs related to Canadian distribution that allowed the Company to reduce retail prices to a more competitive level.

Gross Profit

Gross profit as a percentage of net sales for the three months ended September 30, 2004 decreased 0.1% to 47.5% of net sales, from 47.6% for the three months ended September 30, 2003 and gross profit as a percent of sales decreased 0.4% to 45.9% from 46.3% for the nine months ended September 30, 2004 as compared to September 30, 2003. The decrease in gross profit can be principally attributed to raw material price increases from contract manufacturers related to soy protein price increases. The Company has taken action to reduce the effect of future price increase by raising selected wholesale prices and shifting certain products to a new contract manufacturer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S, G &A”) for the three months ended September 30, 2004 decreased $298,641 to $1,659,614 or 45.4% of net sales from $1,958,255 or 52.0% of net sales for the three months ended September 30, 2003. S, G & A for the nine months ended September 30, 2004 decreased $453, 817 or 7.7% to $5,446,919 from $5,900,736 for the nine months ended September 30, 2003. The decrease for both the three month and nine month periods is primarily due to decreased promotional expenses related to mass market sales due to the decline in this segment’s sales, in particular the loss of distribution to a large mass customer during 2004. As a percent of sales, brand expenses were 12.5% and 13.6%, respectively, for the nine months ended September 30, 2004 and 2003. The decrease in brand expenses, as a percent of net sales, is primarily due to the lower net sales during the period related to the mass channel and the mass sales the previously discussed decrease in mass market promotional costs.

Interest Expense

Interest expense for the three months ended September 30, 2004 was $78,328 compared to $53,365 for the three months ended September 30, 2003 and for the nine months ended September 30, 2004 was $222,526 compared to $132,282 for the same period in 2003. The increase in interest expense for both the three and nine month periods is principally due to borrowings on the Loan Agreement with related parties, more fully explained in Note 4 to our financial statements, coupled with increased average borrowings on the Company’s credit facility.

Liquidity and Capital Resources

The Company’s operations provided cash of $198,650 in the nine months ended September 30, 2004, compared to $521,960 of cash used in operating activities for the nine months ended September 30, 2003. This increase in cash provided by operating activities primarily results from the reduction in the Company’s accounts receivable related to the reduction in sales in the period as compared to the same period in 2003, coupled with an increase in accounts payable related to new product purchases, partially offset by the increase in net loss of $210,437 and an increase in inventories to supply new product distribution.

Net cash used by inventories was $302,206 for the nine months ended September 30, 2004 compared to net cash provided by inventories of $607,574 for the nine months ended September 30, 2003 primarily due to lower December sales in 2002 compared to December 2003, which resulted in higher inventory levels at the beginning of the nine months ended September 30, 2003. These inventory levels were reduced during the nine month period ended September 30, 2003. In addition, the Company introduced two new product lines in 2004 and introduced distribution in a major sports nutrition retailer requiring consignment of inventory. Both the new products and the consigned inventory requirement resulted in additional inventory levels to meet customer requirements.

Net cash provided by accounts receivable was $735,303 for the nine month period ended September 30, 2004 compared to net cash provided by accounts receivable of $95,516 for the same period of 2003, principally due to increased sales volume in December 2003 compared to the same period in 2002. This higher sales level resulted in increased cash generation from the receivables paid during the first quarter of 2004. Customer terms have remained constant.

Net cash provided by accounts payable and accrued expenses was $654,508 for the nine month period ended September 30, 2004 compared to net cash used of $420,101 the same period of 2003, principally due to abnormally high accounts payable at December 31, 2002 resulting from lower than anticipated sales in December 2002. The Company negotiated extended terms with vendors that were paid during the first quarter of 2003 resulting in a use of cash. Accounts payable levels did not fluctuate significantly from December 31, 2003 to September 30, 2004. However, the addition of two new product lines required additional inventory and resulted in additional accounts payable to finance the higher inventory levels.

The Company’s working capital decreased $838,561 from ($1,789,482) at December 31, 2003 to ($2,628,043) at September 30, 2004. This decrease was largely due to the decrease in receivables and inventory as a result of collections and an increase in borrowings from shareholders partially offset by a decrease in borrowings on the Company’s credit facility.

The Company’s cash used in financing activities was $75,483 for the nine months ended September 30, 2004, compared to cash used in financing activities of $10,796 for the same period of 2003. The increase resulted from additional net borrowings under the Company’s credit facility coupled with payments on other long-term debt partially offset by the issuance of debt to related parties.

As of September 30, 2004, the Company was in default of the Minimum Net Worth Covenant and Minimum Net Income covenants of the Credit and Security Agreement with Wells Fargo. The Company has obtained a written waiver from Wells Fargo. See Notes 4 and 8 to the Financial Statements.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2004, the Company has an accumulated deficit of $23,127,298, a net working capital deficit of $2,628,043, a stockholders’ capital deficiency of $4,135,375, and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent auditors qualified their opinion on the Company’s December 31, 2003 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern

The Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations during the next twelve months, provided Wells Fargo does not exercise its right to terminate, or demand immediate payment of all amounts outstanding under the Credit Agreement. However, the Company may seek to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at September 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$2,806,375	$2,800,766	$5,609	$-0-	$-0-
Operating Leases	844,886	104,644	740,242		-0-
Employment Agreements	1,233,750	393,000	504,750	336,000	(a	)
Consulting Agreements	800,000	-0-	-0-	800,000	-0-

Total Contractual Cash Obligations	5,685,011	3,298,410	1,250,601	1,136,000	-0-
Series B Convertible Redeemable Preferred Stock	2,000,000	-0-	-0-	2,000,000	-0-

Total	$7,685,011	$3,298,410	$1,250,601	$3,136,000	$-0-

(a)	Employment agreement for CFO has indefinite term.

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

Risk Factors

The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained herein. This Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Future losses and ability to continue as a going concern

Naturade’s independent accountants have qualified their opinion on the Company’s December 31, 2003 financial statements, expressing substantial doubt concerning the Company’s ability to continue as a going concern. At September 30, 2004, the Company had an accumulated deficit of $23,127,298, net working capital deficit of $2,628,043 and a stockholders’ capital deficiency of $4,135,375. The Company’s balance sheet does not reflect adjustments in valuation that would be necessary if it became clear that the Company could not continue as a going concern. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. Management has taken a number of steps to address this situation, including the Private Equity Transaction completed on January 2, 2002, the Loan Agreement entered into on April 14, 2003 under which the Company has borrowed $950,000, and efforts to decrease operating losses by expanding sales and reducing costs. Nevertheless, the Company expects to incur operating losses for some time in the future and cannot give assurance that additional financing will be available when needed or that it will obtain needed waivers or modifications of the Credit and Security Agreement. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment.

Dependence on current and ongoing financing

The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of September 30, 2004, the Company was not in compliance with the minimum book net worth and the minimum net income covenants. The Company has acquired a written waiver from Wells Fargo for the noncompliance. The Company may need similar waivers in the future, and cannot assure you that the waivers will be granted. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Notes 4 and 8 to the Financial Statements.

Dependence on continued business from the Company’s key customers

The Company’s three largest customers together account for 56% of sales revenue for the nine months ended September 30, 2004. One mass market customer represented approximately 21% of Naturade’s total sales, and two health food distributors accounted for 35% of total sales during the nine months ended September 30, 2004. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

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

Although the Company requires that its contract manufacturers comply with the U.S. Food and Drug Administration (the “FDA”) manufacturing guidelines, Naturade cannot assure that these third-party companies will always act in accordance to these regulations. If the manufacturing facilities used by the Company’s third-party manufacturers did not meet those standards, the production of the Company’s products could be delayed until the necessary modifications are made to comply with those standards or alternate manufacturers are located. Furthermore, the potential exists for circumstances to arise which would require Naturade to seek out alternate manufacturers who operate in compliance with the FDA’s requirements.

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

As a result of the Company’s efforts to comply with changes in applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act (“DSHEA”), or more stringent interpretations of current laws or regulations. The Company cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the Company’s business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for the Company’s products. Any of or all of such requirements could hurt sales of the Company’s products or increase the Company’s costs, resulting in material harm to the Company’s results of operations and financial condition.

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

Competition

The market for nutraceutical products is highly competitive. Many of the Company’s competitors have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than the Company. The Company’s competitors may succeed in developing products that are more effective or less costly than any products developed by the Company.

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

Closely controlled stock

At September 30, 2004, Westgate beneficially owned approximately 54.4% of the Company’s Common Stock, Health Holdings beneficially owned 92.2% of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 97.5% of the Company’s Common Stock. Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

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

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The Company’s long-term debt at September 30, 2004, primarily consists of a $4.5 million line of credit originally entered into on January 27, 2000 and amended on April 14, 2003, a $950,000 Loan Agreement entered into on April 14, 2003 with a majority stockholder and other investors and $112,345 in Investor Notes, after giving affect to the Health Holdings debt-to equity conversion on January 2, 2002 as part of the Private Equity Transaction as described more fully in Note 4 to the Financial Statements. The line of credit bears interest at prime rate plus 4.5%. The Loan Agreement with a majority stockholder and other investors bears interest at 15% per annum and is due on December 31, 2004. The Investor Notes bear interest at 15% per annum with, payment in full due December 31, 2004. However, given the fixed interest rate on the Loan Agreement, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the nine month period ended September 30, 2004 the interest expense on the line of credit was $78,963. If the interest rate on the line of credit for the nine month period ended September 30, 2004 had increased by one percent to prime rate plus 5.5%, this would result in an interest expense of $87,737.

ITEM 4.	Controls and Procedures.

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

PART II. Other Information

ITEM 1.	Legal Proceedings

NONE

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

NONE.

ITEM 3.	Defaults upon Senior Securities

As of September 30, 2004, the Company was in default of the Minimum Net Worth and Minimum Net Income Covenants of the Credit and Security Agreement with Wells Fargo. The Company has obtained a written waiver from Wells Fargo. See Note 8 to the Financial Statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders, on August 11, 2004, the stockholders re-elected four members of the Board of Directors, as follows:

	Number of Shares
	For	Withheld
Lionel P. Boissiere, Jr.	42,922,630	414,406
William B. Doyle, Jr.	42,922,630	414,406
Bill D. Stewart	42,922,630	414,406
David Weil	42,922,630	414,406

At the Annual Meeting, the holder of Company’s Series B Convertible Preferred Stock, voting as a separate class, re-elected two members of the Board of Directors, as follows:

Jay W. Brown	13,540,723	0
Robert V. Vitale	13,540,723	0

At the Annual Meeting, the stockholders also voted to ratify the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2004, as follows:

For	43,338,217
Against	617
Abstain	1,146

ITEM 5.	Other Information

NONE

ITEM 6.	Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC. (Registrant)

DATE: November 15, 2004	By	/s/ Bill D. Stewart
Bill D. Stewart Chief Executive Officer

DATE: November 15, 2004	By	/s/ Stephen M. Kasprisin
Stephen M. Kasprisin Chief Financial Officer