Form 10-K
period 2004-12-31
NATURADE INC
filed 2005-03-31
CIK 797167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of such Common Stock held by non-affiliates was $154,995 based on the average of the bid and asked price on that date.

     As of March 26, 2005, 44,533,886 shares of the registrant’s Common Stock were outstanding.

Forward Looking Information

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements. In addition, the reader may identify forward-looking statements by the use of the words “anticipates,” “expects,” “intends,” “plans,” variations thereof and similar expressions. All such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

NATURADE®, NATURADE TOTAL SOY®, THE DELICIOUS WAY TO GIVE HEART DISEASE THE SHAKE™, THE DELICIOUS CHOLESTEROL FIGHTER! ®, NATURADE 100% SOY™, NATURADE 100% WHEY™, NATURADE VEG™, NATURADE SOY-FREE VEG™, NATURADE MILK & EGG™, NATURADE N-R-G™, NATURADE PURE SOY™, DIET LEAN™, POWER SHAKE®, FEEL ALIVE®, RIBOTEIN™, REVIVEX™, HEAD START™ and EXPEC® are trademarks or service marks of Naturade, Inc.

PART I

Item 1. Business

General

     Naturade, Inc. (the “Company” or “Naturade”) was founded in 1926. The Company is a leading marketer of scientifically supported natural products formulated to improve the health and well-being of consumers and sold to supermarkets, mass merchandisers, club stores and drug stores (collectively, the “mass market”), health food stores and natural food supermarkets (collectively, the “health food market”) and the military. The Company’s products are generally marketed under the trademarks Naturade®, Naturade Total Soy®, Diet Lean™, SportPharma® and ReVivex™. The Company also markets its products in the health food market and mass market in Canada and selectively in other international markets.

     Naturade is known for its expertise in soy protein based products, having pioneered the soy protein powder category in 1950. It has long held a leading market share of soy protein booster powders sold through health food distributors. In 1999, Naturade introduced its Naturade Total Soy® meal replacement powders and by 2000 had become a leading brand name in soy protein powders for all trade classes combined, capitalizing on the 1999 U.S. Food and Drug Administration (“FDA”) announcement of a heart disease health claim for soy protein.

     Weight loss is a major marketing focus for the Company encompassing its Naturade Total Soy® line of meal replacements for cholesterol reduction and weight management and its Naturade® line of protein boosters for low carbohydrate dieters. In 2003, the Company introduced Diet Lean™ carb blocker, a product to help block absorption of starch calories. In 2004, the Diet Lean™ line was extended with five additional Stock Keeping Units (“SKUs”) to broaden appeal to dieters regardless of the particular weight loss regimen they are following.

     Naturade anticipates growth in the joint health category based on new technology that offers greater relief than has previously been available. In October 2004, Naturade became the first company to offer products for sale in U.S. retail outlets with a new dietary supplement ingredient, Celadrin™. These products are marketed under a new brand name, ReVivex™. Clinical test results show that Celadrin™ offers the promise of faster relief than is currently available from other dietary supplement ingredients for promotion of joint health and mobility. Unlike, other joint health supplements, Celadrin™ works on muscles and tissues as well as joints.

     In addition, in 2004 Naturade introduced a topical analgesic under the ReVivex™ brand name which is targeted to the over 66 million arthritis pain sufferers.

     In 2004, the Company entered the sports nutrition segment of the market with the introduction of the SportPharma® line of sports nutrition products. This line is targeted to the sports enthusiasts who want an all-natural alternative. The SportPharma brand is licensed under an exclusive agreement for sales to health food stores and the natural food section of supermarkets.

     In order to focus its resources on its core soy powder brands and new products and to raise working capital, the Company sold its aloe vera brands in 2004. The aloe vera products were focused primarily on the natural health and beauty segment and it was determined they were outside the Company’s current strategic focus and were considered not to be a strategic area for the company to devote its resources to.

     The Company offers additional all-natural brands and product lines, including laxatives, digestive aids, cough/cold products, and provides private label products to a limited number of customers.

History and Recent Developments

     Until 1999, the Company focused on sales to health food stores and natural supermarkets. In 1999, Naturade entered the mass market with the introduction of its first line of meal replacement products, Naturade Total Soy®.

     In 1999, the U.S. Food and Drug Administration (“FDA”) authorized a heart health claim for soy protein which allows qualifying products to claim on their label “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” Naturade began shipping products that prominently featured this claim on the first day allowed by the FDA and believes that it has materially benefited from the FDA decision through increased shelf distribution and increased consumer trial. Naturade currently markets 26 different SKUs featuring this claim.

     In 2002, Naturade broadened its focus to target the large and rapidly growing opportunity in weight loss. Initially, this was accomplished by repositioning its Naturade Total Soy® meal replacements under the slogan “reduce cholesterol and manage your weight.”

     In 2003, the weight loss focus was accelerated as the Company repositioned its long established line of high protein boosters to target dieters who were concerned about reducing carbohydrate intake. In 2003, the Company also introduced the Diet Lean™ brand name through the introduction of a white kidney bean extract ingredient shown in clinical studies to help people lose weight by blocking the absorption of starch calories. This line was extended in early 2004 with the introduction of two meal replacement powder SKUs and three additional dietary supplement SKUs, including Diet Lean™ Body Fat Regulator with Tonalin® brand CLA.

     In early 2004, Naturade made an aggressive effort to establish a significant position in the sports nutrition category with the introduction of 4 powder SKUs under the brand name SportPharma®. In addition to gaining placement in health food retailers throughout the U.S. and in the natural section of mass supermarkets, the company used SportPharma® to open distribution with GNC stores

     Anticipating growth in the joint health category based on new technology, Naturade introduced, in late 2004, a new line of products under the brand name ReVivex™. This launch built on the company’s expertise in gaining distribution in mass market and health food retailers. The ReVivex™ family of products includes three oral dietary supplement SKUs.

     ReVivex™ dietary supplements offer alternatives to competitive products currently available as the first brand sold in retail stores that are made with Celadrin®. Celadrin®, is a new dietary supplement ingredient, that cushions bones and joints to promote flexibility and mobility. Clinical test results published in the Journal of Rheumatology showed that an oral dosage of Celadrin® delivered benefits in just 30 days. This compares favorably to glucosamine that can take 6 to 8 weeks or longer to work. Celadrin® is further differentiated from glucosamine and other dietary supplement ingredients such as chondroitin, MSM or SAMe since it works on muscles and tissues as well as on joints.

     ReVivex™ Pain Relief Lotion is a menthol-based topical analgesic that works in 30 minutes or less to relieve pain. ReVivex™ lotion can be used for pain from arthritis or backache as well as by athletes or others who suffer pain from over exertion or injuries.

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

     Increase focus on weight loss

     Naturade is strongly focused on the growth potential of the weight loss category, including high consumer interest in low carbohydrate diets. More than ten human clinical studies demonstrate weight management benefits for soy protein as part of a reduced calorie diet including improved satiety (feeling of fullness), increased lean muscle mass and protection against oxidative stress (a particular concern to people involved in athletic performance). The Company’s new Diet Lean™ brand of products, which includes products that assist weight loss by helping to block the absorption of starch calories, offers a launching pad for new, complementary healthy weight loss products.

     Capitalize on health benefits of soy protein

     The Company believes significant growth potential exists in the soy protein foods category with over 50 clinical studies demonstrating that soy protein reduces cholesterol, while consumer awareness of this important benefit remains well below 50%. The FDA, the American Heart Association and the Mayo Clinic all support daily intake of 25 grams of soy protein as part of a diet low in saturated fat and cholesterol. In addition, FDA is currently reviewing a petition for a health claim for soy protein-based foods and reduced risk of breast, prostate, and colon cancer. The petition is based on evidence presented from 58 different studies.

     Become a leader in all natural joint health and arthritis pain relief

     Naturade’s introduction of the ReVivex™ line is focused on providing safe, all natural ingredients backed by science as alternatives to current joint health products. ReVivex™ joint support products are the first products to market the dietary supplement ingredient Celadrin in major retail stores throughout the U.S. and the Company believes this market is currently in a growth stage.

     ReVivex™ Pain Relief Lotion, which contains the active ingredient menthol, works quickly to temporarily relieve joint, muscle and tissue pain from backache, sprains, strains and over exertion and even from arthritis.

     Excel in relationships with consumers and retailers

     The Company has used its expertise in consumer packaged goods to build a strong relationship with its retail customers. Naturade complements its broad sales and marketing efforts with programs focused on direct-to-consumer communication to generate trial use, cross-promote products and build brand loyalty.

     Focus resources on nutraceutical supplements

     The Company has elected to focus its resources on nutraceutical supplements. As a result, the Company sold its aloe vera brands in 2004 that were primarily targeted to the natural health and beauty segment. Because of numerous competitors the Company was not positioned to take full advantage of this segment.

     Pursue innovation through science-based new products

     Naturade continues to emphasize new products as a long-term growth strategy. These include further exploitation of soy protein’s demonstrated ability to lower cholesterol, support weight loss, reduce bone loss, reduce hot flashes and enhance performance. In addition future products will be released based on other promising health benefits verified by scientific investigations in the weight loss and joint health categories. The Company’s marketing and research and development departments spearhead new product development; overseeing product formulation, testing and sample production runs carried out by the Company’s third party manufacturers.

     Focus promotional spending to improve profitability by account

     The Company maintains account-by-account profit and loss budgets to improve the efficiency of promotional spending. The Company manages its spending plans based on each account’s potential, and then develops its promotional programs to optimize sales growth while limiting Naturade’s brand expense. The Company selectively pursues new distribution where initial investment in start-up costs has a strong expectation of delivering a near-term payback. Similarly, management has elected to exit accounts where minimum profit standards cannot be met. As a result, Naturade is currently selling to a consolidated U.S. account base of approximately 20,000 stores compared to approximately 11,000 in 2003 and 15,000 in 2002. Expansion into the Canadian market with a streamlined offering of best selling products is being pursued with the same targeted spending strategy.

     Identify and solicit strategic partners for growth

     The Company continues to focus on external growth making use of the resources of its major investors to help identify beneficial strategic alliances. The Company is currently engaged in a strategic alliance in natural sports nutrition products. The effort to identify additional funding in support of internal and external growth is ongoing.

Industry

     Naturade has sought to position itself for long-term growth by designing products that address specific conditions where strong scientific evidence of tangible health benefits has created marketing opportunities. There are also a number of demographic trends that support the Company’s belief that the current growth for the categories in which it competes will be long-lived, including the following:

•	During 2005, nearly 70 million, or nearly one in three adults, will suffer from arthritis or chronic joint symptoms according to the Arthritis Foundation. This number is up over 50% since 1998.

•	Arthritis is the nation’s leading cause of disability among Americans over age 15.

•	Baby boomers are now at prime risk for arthritis; more than half those affected are under age 65.

•	64% of the U.S. population is classified as “overweight.”

•	There is an increasing consumer awareness of weight loss and healthy eating due to an estimated 64% of the U.S. population being described as “overweight.”

•	Heart disease remains as the number one killer of men and women in the U.S.

•	100 million Americans have high cholesterol.

•	Significant health risks are associated with obesity, including heart disease, high blood pressure and diabetes.

•	A trend towards healthier, more active lifestyles continues.

•	Preventative/alternative medicines and therapies are increasingly popular.

•	Demand has increases for safe, all natural joint health and arthritis pain relief products to replace pharmaceutical products shown to have a high risk of side effects.

•	An increasing number and credibility of scientific studies and clinical trials support the efficacy of non-drug health products.

     There can, however, be no assurance that these trends will continue or that they will result in greater sales revenue for the Company.

     Naturade competes in the overall market for natural, nutritional supplements. Nutrition Business Journal (“NBJ”), a San Diego-based research publication that specializes in this industry, reports that sales for the overall $58 billion “Nutrition” industry were up 7% in 2004 versus 2003. Naturade primarily competes in the $19 billion segment defined by NBJ as Supplements. The Supplement category, which is broken down as follows, grew 4% in 2004:

	2004 Sales	Growth Percentage
	($ Billions)	Over 2003
Vitamins	$6.2	3%
Herbs/Botanicals	4.3	(3%)
Meal Replacements	2.6	12%
Sports Nutrition Powders/ Supplements	1.8	6%
Minerals	1.5	9%
Other (including joint health and pain relief)	2.4	7%

Total	$18.8	4%

     Weight loss continues to create ongoing front page news through the major media outlets. According to the Centers for Disease Control, two thirds of the U.S. population is overweight. Both the nature of the problem and the continuing news coverage support the perspective that demand for weight loss products will continue to increase for years to come.

     In addition to weight control, Naturade competes in the soyfoods market. In 2003, that category grew by 7.2% to an estimated $3.9 billion according to Spins/Soyatech. According to the report entitled “Soyfoods: The U.S. Market 2004,” soyfoods grew at a rate of more than 14% per year for the past 10 years, but slowed considerably since 2001. The report points out that shelf stable juices, functional drinks, soymilk and energy bars have been the growth categories while other segments have not performed as well.

     Most recently, Naturade has entered the joint health category which NBJ categorizes under the $20 billion supplement segment of the $63 billion Nutrition Industry. Overall, supplements grew 6% in 2003, led by 14% growth from specialty/other products, including supplements for joint health. The specialty/other segment is expected to grow at a compound annual rate of 9.5% through 2008. Joint Health supplements, including glucosamine, chondroitin, MSM and SAMe delivered sales of $946 million, according to NBJ, up 11% in 2003 versus 2002.

Brands & Product Lines

     Weight loss brands

     Naturade Total Soy® is the largest selling Naturade brand, positioned for weight loss and cholesterol reduction. It is distributed in virtually all of the retail outlets serviced by Naturade or its distributors. These products include shake mix powder products available in a variety of flavors in all natural and low carbohydrate formulation including original Naturade Total Soy® powder, Calcium Shake™ and Naturade Low Carb Dieters Shake®.

     First introduced in 1950, Naturade protein boosters are high protein, low carbohydrate powders offering consumers a range of protein choices. These powders are typically added to smoothies to make high protein drinks, but are also used to add protein to other foods prepared at home such as cereal, sauces or casseroles. The Company offers a broad selection of protein booster powders based on alternate protein sources, including Naturade 100% Soy™, Naturade Veg™, Naturade N-R-G™, Naturade 100% Whey™, Naturade Soy-Free Veg™ and Naturade Milk & Eggwhite™.

     Diet Lean™ is a new Naturade weight loss brand introduced in 2003/2004. Diet Lean offers four different dietary supplement SKUs plus 2 meal replacement powders that can be used to support any weight loss plan. The dietary supplement products are backed by scientific research in support of benefits such as blocking digestion of carbohydrates and stimulating metabolism to helping to reduce fat. These products include Diet Lean® Body Fat Regulator with CLA®, Diet Lean® Weight Loss Multivitamin, Diet Lean® Fiber Supplement and Diet Lean® Low Carb Dieters Shake. The introduction of this brand and the subsequent introduction of products focused on the low carb dieter addresses the needs of consumers who will no longer be able to purchase ephedra-based products and will be looking for safe and effective dietary supplements that will help them lose weight.

     Calcium Shake is a soy protein-based meal replacement for weight loss that is positioned to support bone health with the full daily value of 1000 mg of Calcium per serving.

     Soy protein-based products for heart health

     In 1999, the FDA authorized a heart health claim for soy protein. Naturade markets 26 different soy protein SKUs that qualify to carry the FDA approved claim that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” These products accounted for approximately 53% of Naturade net sales in 2004. Naturade Total Soy® was the first soy protein powder brand in the U.S. to carry this claim on the front of retail package labels and differentiates itself from competitors by continuing to emphasize this life-saving health message on its packages as well as in its advertising and promotional messages as “the delicious cholesterol fighter®.” Naturade offers two soy protein-based nutritional supplement products positioned as energy enhancers, Power Shake® and Ribo-tein™, plus Naturade Pure Soy™, the only widely distributed meal replacement powder made with certified organic ingredients. In addition, three of the six low carbohydrate protein boosters are made with soy protein and carry the FDA heart health claim.

     Joint health care products

     In late 2004, Naturade introduced ReVivex™, a line of joint health products that utilize Celadrin®, a proprietary compound that studies show offers benefits not found in glucosamine based products, currently the standard for natural joint health supplements. The active ingredient in Naturade’s ReVivex™ line, available in several oral (tablet) applications, has properties which cushions bones and joints to increase mobility and promote flexibility.

     Arthritis Pain Relief Products

     In 2004, Naturade introduced ReVivex™ Pain Relief Lotion. ReVivex™ lotion contains menthol and has demonstrated in clinical studies to temporarily relieve pain from arthritis, muscle soreness and backache in 30 minutes or less. ReVivex™ lotion expands the Company’s target market to over 66 million consumers who suffer from arthritis.

     Aloe vera-based products

     During 2004, the Company sold its Aloe vera brands for approximately $1.2 million in cash in order to raise working capital and focus its resources on meal replacements, diet products, sports nutrition and joint health care products. The aloe vera based products accounted for approximately 10%, of Naturade 2004 and 2003 net sales.

     Other products and private label

     The Company offers additional all-natural brands and product lines including sports nutrition powders, laxatives, digestive aids, cough/cold products and a healthy breakfast product (Head Start™) which, cumulatively, account for approximately 15% of 2004 net sales. These are distributed almost exclusively through independent health food stores and natural supermarkets. In addition, the Company provides private label products to a limited number of customers.

Competition

     In light of the 2004 withdrawal of Slim Fast’s soy protein powders, Naturade faces only one significant competitor in the mass market powder sector, Genisoy® from MLO Products, Inc. Many other companies have entered the category since 1999 but hold only small market shares, including, Twinlab, Amerifit, Kashi, Balance, EAS, Natrol, Rexall Sundown, Schiff (Weider) and Country Life (Hain). Naturade also competes with Genisoy® and Kashi in the health food segment where the Company believes that it holds the leading share of soy protein products positioned for weight loss and heart health. In the health food sector Naturade competes indirectly with Spiru-tein®, a brand from Nature’s Plus, Inc. Unlike Naturade Total Soy®, Spiru-tein® does not emphasize soy protein content in marketing its products and positions them as energy boosters rather than products for weight loss or cholesterol reduction. Spiru-tein® holds a substantial lead over Naturade’s entries in the energy category, Power Shake® and Ribo-tein™.

     Naturade was first to market with its Celadrin™ based brand, ReVivex™. However, the Company does not have exclusive rights to the active ingredient and it is possible that other companies will introduce Celadrin™ based products. ReVivex™ currently competes with a wide array of dietary supplement products for joint health. The market leader is the glucosamine based Osteo-BiFlex brand from NBTY (Rexall). Other competitors include Weider (Move Free), Pharmavite (Nature Made), Natrol, Arthritis Research Corporation (Flexamin), Contract Pharmacal Corporation (ArthX) and Nutramax Labs (Cosamin DS). These companies all offer glucosamine based product lines while most also offer alternate SKUs with MSM or SAMe. Weider has recently introduced a new product under the Lubriflex brand name which offers a novel joint health ingredient, hylauronic acid.

     ReVivex™ Pain Relief Lotion is a topical analgesic competing with numerous companies in this over-the-counter (“OTC”) drug category. Topical competitors include Naturopathic Labs (Joint-ritis), Pfizer (BenGay), Chattem (Capzasin, Icy Hot & Aspercreme) and Haw Par Healthcare Ltd. (Tiger Balm). Numerous small companies offer similar products for joint health and arthritis pain relief through health food stores.

Sales, Marketing and Distribution

     In fiscal 2004, the breakdown of Naturade sales by channel was 46.1% to the mass market, 51.1% to the health food market and 2.8% in international channels. Naturade’s products are sold to both the health food market and the mass market using a sales management team augmented by independent brokers. Health food sales are primarily through distributors, while most mass market sales are direct to retailers. Naturade sales and distribution in Canada is also handled through distributors and brokers. The Company’s major customers include:

Major Customers by Channel

Mass Market	Health Food Market
Kroger, Fred Meyer, Safeway, Wal-Mart	The Vitamin Shoppe, Whole Foods
Albertson’s, American Drug	Wild Oats, Nature’s Best
Sam’s Club, Costco, BJ’s Wholesale	Tree of Life, United Natural Foods

     Naturade’s direct sales force supervises broker sales organizations in the health food market and mass market. While headquarters sales calls are primarily the responsibility of Naturade’s sales management, over 76 health food broker personnel and an additional 35 mass market broker personnel carry out follow-up calls and retail activity. Naturade maintains brokerage agreements with its health food and mass market brokers throughout the U. S. These agreements have a term of one year and may be terminated on 30 days prior written notice by either party. In addition, these agreements grant the brokers exclusive territories to represent Naturade and receive commissions on sales generated in these territories. Brokers do not take title to the Company’s products.

     Naturade sells its products in the health food market through a network of 20 key distributors and approximately 15 smaller distributors, who together service approximately 5,000 retail health food stores and natural supermarkets in the United States. These distributors take title to the Company’s products, combining these products with other companies’ products to serve the health food stores in their geographic area. Ten of these key distributors are divisions of United Natural Foods, Inc. (UNFI), a national health food distributor, while seventeen other distributors are divisions of Tree of Life, Inc, another national health food distributor. Combined, these two principal health food distributors account for 31% of the Company’s total sales during fiscal 2004. Often the Company’s direct sales force, along with brokers, will solicit business from health food stores who then acquire the Company’s products from these distributors. While each of these national health food distributors is a corporate legal entity, their divisions independently make purchasing decisions on the Company’s products and are separately invoiced by the Company. Accordingly, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company treats these divisions as separate customers for purposes of determining the top 40 customers. In 2004, Naturade broke distribution with GNC stores on several different brands. The Naturade direct sales force sells this account and product is shipped direct to GNC distribution points throughout the country.

     Mass market products are sold directly to mass market retailers or their designated distributors. One mass market customer, Wal-Mart, represented approximately 23% of Company total sales in 2004. While this mass market customer is part of a single corporate legal entity, its retail operations are independent operations, have separate buying departments and are separately invoiced by the Company. Thus, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company treats them as separate customers for purposes of determining the top 40 customers.

     In the second half of 2003, the Wal-Mart stores division, a top ten customer of the Company, revamped its weight loss shelving to make room for additional low carbohydrate products. In the process, they eliminated their entire soy protein powder offering including both Naturade and the major competitor, Slim Fast. The lost business accounted for approximately 6% of 2003 sales. Company management has focused on re-establishing distribution of the Company’s products in the Wal-Mart division and was successful in late 2004 with the introduction of the ReVivex™ line of joint health care products. The loss of any one of its major customers could have a material adverse effect on the Company.

Third-Party Manufacturers

     The Company outsources all of its manufacturing and as a result, is significantly dependent on third-party manufacturers. Naturade currently contracts with third-party manufacturers who specialize in powder, liquid, tablet/capsule, bar and over-the counter drug (“OTC”) production. Naturade selects its third-party manufacturers based upon several criteria, including quality, capacity, location and cost. Under the direction of the Company’s product development team, these third-party manufacturers create product formulations and develop sample production runs of prototype products. Naturade requires that a certificate of analysis that indicates tested levels of key microbiological measures accompany every batch of product received from a third-party manufacturer.

Raw Material Supplies

     Due to outsourcing of production, Naturade has eliminated most of its raw material inventory. At December 31, 2004 raw material inventory approximated $204,000. This amount includes bottles, labels, corrugated boxes and shippers. The Company believes that the raw materials used by its third-party manufacturers are readily available from multiple supply sources. The Company has not experienced significant delays due to supply problems.

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

Trademarks, Copyrights and Other Intellectual Property

     Naturade maintains registrations on 20 trademarks with the United States Patent and Trademark Office and has applied for four additional trademarks. Naturade also maintains trademark registrations for a variety of marks in approximately eleven foreign countries. In addition, Naturade holds other intellectual property rights. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. It will evaluate and pursue potential infringements on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elects not to pursue them, the value of its trademarks could be substantially weakened. In 2004, the Company sold its aloe vera brands including the rights to the Aloe Vera80™ trademark.

Private Equity Transaction

     In January 2002, the Company (i) sold Series B Convertible Preferred Stock and Warrants to Westgate Equity Partners, L.P. (“Westgate”) for a total of $2.5 million, (ii) issued 36 million shares of Common Stock and (iii) amended its bank credit facility. The Series B Convertible Preferred Stock is convertible into 13.5 million shares of Common Stock (subject to adjustment) and bears dividends at the rate of 10% per annum. The Warrants, which were not exercised and expired on December 31, 2004, entitled the holder to purchase additional shares of Series B Convertible Preferred Stock convertible into 33.6 million shares of Common Stock (subject to adjustment) for $3.5 million.

     In April 2003, the Company entered into a loan agreement (the “Loan Agreement”), with Health Holdings and Botanicals, LLC, a principal shareholder of the Company, and certain other lenders (the “Lender Group”), pursuant to which the Lender Group agreed to lend the Company $450,000 and subject to the discretion of the Lender Group, up to an additional $300,000. In 2004, the Company and the Lender group agreed to the Joinder of Bill D. Stewart, CEO of the Company, to the Loan Agreement as an additional lender and increased the maximum advance to $950,000. All advances under the Loan Agreement bear interest at the rate of 15% per annum, were originally due on December 31, 2004 and were in default on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”). On January 16, 2005, the Lender Group extended the due date on the Loan Agreement to December 31, 2005.

     The net proceeds from the sale of Series B Convertible Preferred Stock and Warrants, and the advances under the Loan Agreement, have been used for the Company for working capital and general corporate purposes. For a more complete description of these transactions see Notes 4 and 5 of Notes to Financial Statements.

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

     To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. The Company is currently shipping products that carry this heart disease claim under the brand names of Naturade Total Soy®, Naturade 100% Soy™, Naturade Veg™, Naturade N-R-G™, and Power Shake®.

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

Product Research and Development

     The Company devotes substantial resources to new product development and reformulation. The Company initiates new product development efforts with third-party manufacturers who create product formulations, test and develop sample production runs of prototype products. Due to industry practice, the third-party manufacturers who then negotiate with the Company on final lot sizes and production costs often absorb these costs. Consequently, the Company’s direct expenses in this area do not reflect the full cost of product research and development.

     Naturade’s direct product research and development expenses were $274,057, $216,185 and $210,985 in the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

     The Company introduced a carbohydrate blocker in September 2003 under the brand name Diet Lean™. The active ingredient in the product is a white kidney bean extract developed by Pharmachem Labs and marketed under the brand name Phase 2®. Diet Lean Carb Blocker is intended to be the first in a series of products to target the weight loss category and to be marketed by Naturade under the Diet Lean name. In 2004, the Company introduced a body fat regulator incorporating Tenalin® brand Conjugated Linoleic Acid (CLA) that reduces the number of fat cells in the body. Diet Lean® Body Fat Regulator is intended to assists low carb dieters.

     Naturade introduced in late 2004, the ReVivex™ family of products including 3 oral SKUs containing Celadrin™. Celadrin™, a proprietary compound owned by an unrelated party, is a dietary supplement ingredient comprised of novel, targeted cetylated fatty acid esters, Celadrin™ enhances cell membranes throughout the body and restores fluids that cushions bones and joints to promote flexibility and mobility.

     Naturade also introduced ReVivex™ lotion in late 2004. Containing menthol, ReVivex™ lotion is an OTC product that is designed to temporarily relieve pain from arthritis, backache and injuries.

Employees

     As of December 31, 2004, Naturade employed 27 people, including four in administration, 11 in sales and marketing, two in product development, six in finance, accounting and information technology and four in warehouse and distribution. The Company considers its relations with its employees to be good.

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

Future losses and ability to continue as a going concern

     At December 31, 2004, the Company had an accumulated deficit of $22,023,470, a net working capital deficit of $1,859,320 and a stockholders’ capital deficiency of $3,031,547. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment. Based on this situation, the Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements provided with this report have been prepared on the assumption that the Company will continue as a going concern and do not include material adjustments that would be necessary if it were to cease operation.

Dependence on current and ongoing financing

     The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of December 31, 2004, the Company was in compliance with all loan covenants of its Credit Agreement however; it was in default of the payment provisions of the Investor Notes and the Loan Agreement. On January 26, 2005, the due date on the Loan Agreement was extended to December 31, 2005. On March 25, 2005, the payment provisions of the Investor Notes was amended to require a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest due December 31, 2005. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Notes 4 and 5 to the Financial Statements.

Dependence on continued business from the Company’s key customers

     The Company’s three largest customers together account for 54% of sales revenue for the fiscal year ended December 31, 2004. One mass market customer represented approximately 23% of Naturade’s total sales, and two health food distributors accounted for 31% of total sales during the year ended December 31, 2004. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

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

     Weight loss products are subject to increased regulatory scrutiny due to intensified campaigns by both FTC and FDA. FTC has specifically launched a nation-wide law enforcement sweep against companies making false weight-loss claims. This initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, encourage media outlets not to carry advertisements containing bogus weight-loss claims and to educate consumers to be on their guard against companies promising miraculous weight loss without diet or exercise. The FTC campaign identifies 7 specific claims that they consider suspect, including: “Lose weight without diet or exercise”; “Eat what you want and lose weight”; “Weight loss will be permanent” (even when the user stops using the product); “Block the absorption of fat or calories, and lose substantial weight”; “Safely lose more than three pounds per week for a period of more than four weeks”; “Substantial weight loss for all users”; and “Diet patches, creams, wraps, earrings and other products worn on the body or rubbed into the skin that cause substantial weight loss.” If the FDA and FTC move beyond their current focus and more closely scrutinize weight loss products in the retail marketplace, there can be no assurance that this change in focus would not have an adverse effect on the sale of Naturade products.

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

Future sales of equity securities could dilute the Company’s Common Stock

     The Company may seek to obtain new financing from various sources, including the sale of its securities. Future sales of Common Stock or securities convertible into Common Stock at or below recent market prices could result in dilution of the Common Stock. In addition, the potential conversion of the 13.5 million shares of Series B Convertible Preferred Stock sold to Westgate on January 2, 2002, for $2 million, has resulted in dilution of the Common Stock. The perceived risk of dilution may cause some of the Company’s stockholders to sell their shares, which could further reduce the market price of the Common Stock.

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

Closely controlled stock

     At December 31, 2004, Westgate beneficially owned, if converted, approximately 24.1% of the Company’s Common Stock, Health Holdings beneficially owned 92.2% of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 95.9% of the Company’s Common Stock. Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

Technological changes

          The Company currently is engaged in developing nutraceuticals, which are characterized by extensive and costly research and rapid technological progress and change. New process developments are expected to continue at a rapid pace in both industry and academia. The Company’s future success will depend on its ability to develop and commercialize its existing product candidates and to develop new products. There can be no assurance that the Company will successfully complete the development of any of its existing product candidates or that any of its future products will be commercially viable or achieve market acceptance. In addition, research and development and discoveries by others could render some or all of the Company’s programs or potential product candidates uncompetitive or obsolete.

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

Effect of adverse publicity

          The Company’s products are formulated with vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as recommended by the Company and that scientific studies have suggested may involve health benefits. While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products. The Company is highly dependent upon consumers’ perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies that may not adhere to the same quality standards as the Company. The Company could be adversely affected if any of the Company’s products, or any similar products distributed by other companies, should prove harmful or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effectiveness of such products. The Company’s ability to attract and retain distributors could be adversely affected by negative publicity relating to it or to other direct sales organizations or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company or other direct sales organizations.

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

New products are expensive to introduce and may not be successful

          Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors of currently existing products, as well as new formulations or configurations, such as ready-to-drink products and bars. The Company experiences significant costs in formulating new products, designing packaging and merchandising. While the Company conducts extensive market research to determine consumer trends in both the mass market and health food market, there can be no assurance that consumers and retailers will accept the Company’s new products. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

Stock price

          Trading in the Company’s Common Stock is low in volume. The market price of the Company’s Common Stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of Common Stock and stock market price and volume fluctuations. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations may adversely affect the market price of the Company’s Common Stock.

Internal Controls

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Naturade will be required, beginning in its fiscal year 2006, to perform an evaluation of the Company’s internal control over financial reporting and have the Company’s independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The Company has prepared an internal plan of action for compliance with the requirements of section 404, although as of the date of this filing, the Company has not yet completed its effectiveness evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have a material weakness as reported by the Company’s independent registered public accounting firm. If the Company fails to complete this evaluation in a timely manner, or if the Company’s independent registered public accounting firm cannot timely attest to the Company’s evaluation, the Company could be subject to regulatory scrutiny and a loss of public confidence in internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

Item 2. Properties

          In December 1998, the Company signed a 7 1/2 year lease for a facility including new executive offices, sales and marketing offices and warehouse located in Irvine, California. This 50,000 square foot facility includes a 40,000 square foot finished goods warehouse area configured with a high-density steel rack and frame storage floor plan. This maximum cubic space utilization provides the Company with reasonably sufficient warehousing capacity for the term of the lease, specifically in light of the Company’s decision to outsource production, thereby eliminating the need for any manufacturing space. The rent expense related to this lease for fiscal year ended December 31, 2004 was $388,704. The lease agreement includes an approximate 9% rent increase after the second, fourth and sixth year of the lease period, with a 60-month extension after the initial lease term at the prevailing market rental rate. The Company has not begun an evaluation of alternative facilities to replace this facility at the end of its lease. The Company believes this facility is sufficient for its needs for the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          The Company’s Common Stock began trading on the over-the-counter securities market in the third quarter of 1991 under the symbol NRDC.OB. The over-the-counter market quotations reflect interdealer bid prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The prices appearing below were obtained from the National Quotation Bureau.

Fiscal 2004	High	Low
1st Quarter	$.35	$.01
2nd Quarter	.40	.06
3rd Quarter	.07	.01
4th Quarter	.12	.02

Fiscal 2003	High	Low
1st Quarter	$.07	$.06
2nd Quarter	.03	.03
3rd Quarter	.03	.01
4th Quarter	.04	.01

          On March 24, 2005, the last reported price for the Company’s Common Stock was $0.05. Stockholders are urged to obtain current market quotations for the Company’s Common Stock.

Holders

To the best knowledge of the Company, the number of record holders of Common Stock as of December 31, 2004 was 508. According to information obtained by the Company, approximately 439 additional shareholders hold the Company’s Common Stock in “street name.”

Dividends

          The Company did not pay a cash dividend on its Common Stock during 2004 and 2003, and the Company does not anticipate paying any cash dividends in the foreseeable future. As of the date of this Annual Report on Form 10-K, the Company intends to follow a policy of retaining any future earnings to provide funds for the expansion of its business. The declaration and payment of cash dividends in the future will depend upon the Company’s earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors. The Company’s ability to pay dividends is limited by the provisions of Delaware law, by its Credit and Security Agreement with Wells Fargo Business Credit and under the Certificate of Designation of the Series B Convertible Preferred Stock.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

          The following tables summarize certain selected financial data for the periods presented and should be read in conjunction with the more detailed information and financial statements, including notes thereto, presented elsewhere herein.

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,
	2004		2003		2002		2001		2000
Net Sales	$14,141,481	100.0%	$16,326,296	100.0%	$14,416,351	100.0%	$16,641,109	100.0%	$15,503,182	100.0%

Gross profit	6,338,679	44.8%	7,663,997	46.9%	6,258,744	43.4%	7,350,882	44.2%	7,157,279	46.2%
Selling, general and administrative expenses	7,216,930	51.0%	7,883,398	48.3%	8,069,382	56.0%	9,522,932	57.2%	8,626,072	55.6%

Operating loss	(878,251)	(6.2)%	(219,401)	(1.3)%	(1,810,638)	(12.6)%	(2,172,050)	(13.1)%	(1,468,793)	(9.5)%
Other Income (loss):
Gain on sale of brand	1,055,647	7.5%	-0-		-0-		-0-		-0-
Gain on expiration of warrants	500,000	3.5%	-0-		-0-		-0-		-0-
Interest Expense and other	(308,122)	(2.2)%	(181,514)	(1.1)%	(85,180)	(0.6)%	(549,172)	(3.3)%	(661,499)	(4.3)%

Income (loss) before provision for income taxes	369,274	2.6%	(400,915)	(2.5)%	(1,895,818)	(13.2)%	(2,721,222)	(16.4)%	(2,130,292)	(13.7)%
Provision for income taxes	800	0.0%	800	0.0%	800	0.0%	5,931	0.0%	800	0.0%

Net income (loss)	368,474	2.6%	(401,715)	(2.5)%	(1,896,618)	(13.2)%	(2,727,153)	(16.4)%	(2,131,092)	(13.7)%
Less:
Preferred Stock Dividends	(252,670)		(228,908)		(205,000)		-0-		-0-
Deemed Dividends	(285,714)		(285,714)		(285,714)		-0-		-0-

Net Loss Attributable to Common Shareholders	$(169,910)		$(916,337)		$(2,387,332)		$(2,727,153)		$(2,131,092)

Basic and diluted net loss per share	$(0.00)		$(0.02)		$(0.05)		$(0.36)		$(0.30)

Weighted average number of shares used in computation of basic and diluted net loss per share	44,651,170		44,651,170		44,117,284		7,600,000		7,000,000

BALANCE SHEET DATA

	As of December 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents	$210,573	$144,102	$722,583	$55,388	$202,648
Working capital (deficiency)	(1,859,320)	(1,789,482)	(1,429,771)	(1,864,116)	226,869
Total assets	4,401,391	4,076,557	4,222,224	3,993,495	5,389,819
Long term debt	-0-	5,609	37,735	5,507,382	5,049,770
Total stockholders’ deficit	$(3,301,548)	$(2,861,638)	$(1,945,301)	$(7,009,373)	$(4,472,397)

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

General

          The Company is a branded natural products marketing company focused on growth through innovative, scientifically supported products designed to nourish the health and well being of consumers. Naturade s. The Company primarily competes in the overall market for natural, nutritional supplements. Nutrition Business Journal (“NBJ”), a San Diego-based research publication that specializes in this industry, reports that sales for the overall $58 billion “Nutrition” industry were up 7% in 2004 versus 2003. Naturade primarily competes in the $19 billion segment defined by NBJ as Supplements, which grew 3.8% in 2004. In addition, the report points out that sales of supplements were growing at similar rates in both the mass market channel and health food / natural product stores at approximately 3.5%.

          Within the broad soy foods market, segments such as meal replacement drinks, soy milk and bars have outperformed other categories. With many brands entering the market and reduced spending by Slim Fast®, the soy protein powder category flattened in 2003. The Company’s products include Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders, Naturade® protein powders, ReVivex™ healthy joint and arthritis pain relief products, Diet Lean® products focused on the low carb dieter, SportPharma® sports nutrition products and other niche dietary supplements. The Company’s products are sold in supermarkets (e.g., Kroger, Fred Meyer, Safeway, Albertson’s and Ahold), mass merchandisers (e.g., Wal-Mart and Shopko), club stores (e.g., Sam’s Clubs, Costco and BJ’s Wholesale), drug stores (e.g., American Drug and Snyder Drug), natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.

Results of Operations

          The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales			Percentage Dollar Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Net Sales	100.0%	100.0%	100.0%	(13.4)%	13.2%	(13.4)%

Gross profit	44.8%	46.9%	43.4%	(17.3)%	22.5%	(14.9)%
Selling, general and administrative expenses	51.0%	48.3%	56.0%	(8.4)%	(2.3)%	(15.3)%

Operating loss	(6.2)%	(1.3)%	(12.6)%	(300.3)%	(87.9)%	(16.6)%
Interest Expense	(2.2)%	(1.2)%	(0.8)%	61.1%	67.0%	(79.6)%
Gain on sale of brand	7.5%	0.0%	0.0%	—	0.0%	0.0%
Gain on expiration of warrants	3.5%	0.0%	0.0%	—	0.0%	0.0%
Other income (loss)	0.0%	0.0%	0.1%	61.1%	113.1%	(84.5)%

Income (loss) before provision for income taxes	2.6%	(2.5)%	(13.2)%	192.1%	(78.9)%	(30.3)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%	0.0%	0.3%

Net income (loss)	2.6%	(2.5)%	(13.2)%	191.7%	(78.8)%	(30.5)%

Major trends that affected the Company’s results of operations in 2004

•	Low carbohydrate trend driving consumers purchasing patterns throughout most of 2004 requiring the Company to modify certain product formulations to lower carbohydrate content

•	General softness in grocery segment related to competition from Wal-Mart and Club stores moving consumers from historical purchasing patterns

•	Brand support and promotional spending was focused on areas that provide a direct return to the company resulting in reduced promotional costs per dollar of revenue generated.

          2004 Compared to 2003

          Net Sales—Net sales for 2004 decreased $2,184,815, or 13.4%, to $14,141,481 from $16,326,296 for 2003 reflecting a general decline in sales of core protein powders related to low carb consumer trends in 2004. The decline in core protein powder purchasing by consumers resulted in the Company losing distribution to one key mass market customer and a reduction in promotional programs by a second key mass market customer in 2004. This combined for a $2,100,200 decline in revenues from 2003 or 96% of the total decline for the period. Domestic sales for 2004 decreased $2,344,751, or 14.6%, to $13,747,245 from $16,091,996 for 2003 principally due to the loss of distribution referred to above. International sales for 2004 increased $159,936, or 68.3%, to $394,237 from $234,300 for 2003.

          Mass market net sales for 2004 decreased $1,828,371, or 24.1%, to $6,921,198 from $8,749,569 for 2003. This decrease was primarily a result of the loss of distribution in the mass market described above. For 2004, the percentage of mass market net sales to the Company’s total net sales decreased to 48.9% as compared to 53.6% in 2003. For 2004, health food net sales decreased $356,444, or 4.7%, to $7,220,283 from $7,576,727 for 2003 primarily as a result of a reduction in core protein powder consumption related to low carb consumer trends during 2004. For 2004, the percentage of health food net sales to the Company’s total net sales increased to 51.1% as compared to 46.4% in 2003.

          For 2004, the top 40 customers accounted for $12,946,000, or 91.6%, of net sales, with 21 health food customers contributing $6,326,100 or 44.7%, of net sales, 18 mass market customers contributing $6,528,900 or 46.2%, of net sales, and one international customer contributing $91,000, or 0.7%, of net sales. This compares to the top 40 customers accounting for $15,478,500, or 94.8%, of net sales, with 21 health food customers contributing $7,123,000, or 43.6%, of net sales, 17 mass market customers contributing $8,163,300 or 50.0%, of net sales, and two international customers contributing $192,200, or 1.2%, of net sales for 2003.

          For both periods, the Company considers the 10 divisions of one major health food distributor and the 17 divisions of a second major health food distributor as separate customers for purposes of this top 40 list, because of their ability to make independent purchasing decisions regarding the Company’s products. In addition, two divisions of a mass market customer are one corporate legal entity, however they operate independently with separate buying departments and, thus, the Company considers them separate customers for purposes of this top 40 list. This analysis differs from that shown in “Item 1. Business—General” in which the divisions of these three entities are combined under their corporate parent to reflect three major customers.

          For 2004, the top 40 products represented $10,767,900 or 76.1%, of net sales, with 15 Naturade Total Soy® products contributing $5,706,900 or 40.4%, of net sales, 12 protein powders contributing $3,059,000 or 21.6% of net sales, three ReVivex™ products contributing $605,100 or 4.3% of net sales, two Diet Lean™ products contributing $513,200 or 3.6% of net sales and eight aloe vera and other products representing $883,700, or 6.2%, of net sales. The aloe vera brands were sold in November of 2004 and represented approximately 10% of fiscal 2004 net sales. This compares to the top 40 products representing $12,965,100 or 79.4%, of net sales, with 19 Naturade Total Soy® products contributing $8,522,400, or 52.2%, of net sales, 11 protein powders contributing $2,910,800, or 17.8%, of net sales and 10 aloe vera and other products representing $1,513,900, or 9.4%, of net sales for 2003.

          Gross Margin—Gross profit as a percentage of sales for 2004 decreased to 44.8% from 46.9% in 2003. This decrease in gross profit percentage is primarily due to lower fixed cost absorption related to lower net sales partially offset by product costs reductions related to the change in third party manufacturers in the second quarter of 2004.

          Selling, General and Administrative Expenses—Selling, general and administrative expenses for the fiscal year ended December 31, 2004 decreased $666,468, or 8.5%, to $7,216,930, or 51.0% of net sales, from $7,883,398, or 48.3%, of net sales, for 2003. This decrease was principally related to a reduction in brand expenses executed by management to offset revenue reductions during the year. For 2004, brand expenses decreased $460,400, or 21.3%, compared to 2003, to $1,701,100 or 12.0% of net sales for 2004 from $2,161,500 or 13.2% of net sales for 2003. The Company’s focus on the support of retail programs that provide direct consumer consumption benefits has resulted in this decrease as a percent of sales. This decrease is coupled with a decrease of $206,068 in overhead expenses, principally related to lower freight expense of $185,500 and a decrease in commissions expense of $117,100 related to revenue reductions, partially offset by an increase in marketing $20,600, new product development $62,900 and administrative expenses of $13,032.

          Other Income (Expense)—Other income (expense) consists of two components, interest expense and other expense.

          Interest expense consists of bank and other interest related to notes as shown in Note 4 to the Financial Statements. For 2004, interest expense increased $115,803 to $305,265, or 2.2% of net sales, as compared to 2003 of $189,462, or 1.2% of net sales. This increase is principally related to an increase in the borrowing rate on the Company’s line of credit and interest on the Loan Agreement as more fully explained in Note 4 to the Financial Statements.

          The other expense category consists of unusual or non-recurring charges net of other income. For 2004 this other income was principally composed of a $1,055,647 gain on sale of the aloe vera brands, and a $500,000 gain on the expiration of warrants as more fully explained in Note 5 to the Financial Statements as compared to other income for 2003 of $7,948 for a net increase of $1,544,843.

          2003 Compared to 2002

          Net Sales—Net sales for 2003 increased $1,909,945, or 13.2%, to $16,326,296 from $14,416,351 for 2002 reflecting a turnaround in the health food channel coupled with consistent growth in the mass market channel. Domestic sales for 2003 increased $1,897,937, or 13.4%, to $16,091,995 from $14,194,058 for 2002. International sales for 2002 increased $12,008, or 5.4%, to $234,301 from $222,293 for 2002.

          Mass market net sales for 2003 increased $1,699,351, or 24.1%, to $8,749,569 from $7,050,218 for 2002. This increase was primarily a result of an increase in turn distribution sales in 2003 as compared to 2002 coupled with an increase in club business in 2003. For 2003, the percentage of mass market net sales to the Company’s total net sales increased to 53.6%, as compared to 48.9% in 2002.

          For 2003, health food net sales increased $210,591, or 2.9%, to $7,576,727 from $7,366,133 for 2002 primarily as a result of the Company’s strong relationships with key health food distributors and retailers. These relationships have provided the Company with the ability to introduce new product SKUs into distribution and ultimately into retail. For 2003, the percentage of health food net sales to the Company’s total net sales decreased to 46.4% as compared to 51.1% in 2002.

          For 2003, the top 40 customers accounted for $15,478,500, or 94.8%, of net sales, with 21 health food customers contributing $7,123,000, or 43.6%, of net sales, 17 mass market customers contributing $8,163,300, or 50.0%, of net sales, and two international customers contributing $192,200, or 1.2%, of net sales. This compares to the top 40 customers accounting for $13,857,300, or 96.1%, of net sales, with 22 health food customers contributing $7,155,200, or 49.6%, of net sales, 17 mass market customers contributing $6,603,600, or 45.8%, of net sales, and one international customer contributing $98,500, or 0.7%, of net sales for 2002.

          For both periods, the Company considers the eight divisions of one major health food distributor and the seven divisions of a second major health food distributor as separate customers for purposes of this top 40 list, because of their ability to make independent purchasing decisions regarding the Company’s products. In addition, two divisions of a mass market customer are one corporate legal entity, however they operate independently with separate buying departments and, thus, the Company considers them separate customers for purposes of this top 40 list. This analysis differs from that shown in “Item 1. Business—General” in which the divisions of these three entities are combined under their corporate parent to reflect three major customers.

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

          Gross Margin—Gross profit as a percentage of sales for 2003 increased to 46.9% from 43.4% in 2002. This increase in gross profit percentage is primarily due to the reformulation of Naturade Total Soy® and several other products which resulted in a product costs decrease which more than offset small price increases implemented by a key supplier. In addition, increased efficiencies in distribution related to increased consistency of order flow resulting in lower product distribution costs.

          Selling, General and Administrative Expenses—Selling, general and administrative expenses for the fiscal year ended December 31, 2003 decreased $185,984, or 2.3%, to $7,886,398, or 48.3% of net sales, from $8,069,382, or 56.0%, of net sales, for 2002. For 2003, brand expenses decreased $52,100, or 2.4%, compared to 2002, to $2,161,500 or 13.2% of net sales for 2003 from $2,213,600, or 15.4% of net sales for 2002. The Company’s focus on the support of retail programs that provide direct consumer consumption benefits has resulted in this decrease as a percent of sales. This decrease is coupled with a decrease of $256,100 in overhead expenses, principally from manpower and consulting fee reductions partially offset by increases related to freight and commission expense of $95,200 and $37,700, respectively, resulting from increased sales volume.

          Other Income (Expense)—Other income (expense) consists of two components, interest expense and other expense.

          Interest expense consists of bank and other interest related to notes as shown in Note 4 to the Financial Statements. For 2003, interest expense increased $75,982 to $189,462, or 1.2% of net sales, as compared to $113,480, or 0.8% of net sales in 2002. This increase is principally related to an increase in the borrowing rate on the Company’s line of credit and interest on the Loan Agreement as more fully explained in Note 4 to the Financial Statements.

          The other expense category consists of unusual or non-recurring charges net of other income. For 2003 this other income was $7,948 compared to other income for 2002 of $28,300 for a net decrease of $20,352.

          Liquidity and Capital Resources

          The Company’s sources of cash in 2004 came principally from operations supported by drawings on its line of credit from Wells Fargo and a Loan Agreement with a principal shareholder and other shareholders coupled with the sale of the aloe vera brand. Based on the current operating plan, the Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations for at least the next twelve months. In the past, the Company has utilized both operating and capital lease financing for certain equipment used in our operations and expects to continue to selectively do so in the future. The Company may in the future require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to the Company’s stockholders or us when we may require it.

          The Company’s credit facility consists of a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”), which allows for maximum borrowings of up to $3,500,000, based on certain percentages of eligible accounts receivable and inventories and pays interest at prime plus 4.5% per annum. Available borrowings under the Credit Agreement were $278,434 at December 31, 2004 and averaged $254,103 during 2004.

          The Company was in default on the payment of the Investor Notes of $112,345 at December 31, 2004. On March 25, 2005, the payment provisions of the Investor Notes was amended to require a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest due December 31, 2005.

          The financial statements accompanying this Annual Report on Form 10-K have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2004, the Company had an accumulated deficit of $22,023,470, a net working capital deficit of $1,859,320, a stockholders’ capital deficiency of $3,031,547, and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent certified public accountants have issued an opinion that substantial doubt exists as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from a negative outcome of this uncertainty.

          The Company used cash of $1,223,943 in operating activities in the year ended December 31, 2004, compared to a use of cash of $1,393,881 in operating activities for the year ended December 31, 2003. This decrease in cash used in operating activities is primarily due to an increase in the Company’s accounts payable of $963,443 principally related to new products purchased late in 2004 and a significant reduction in payables at the end of 2003 combined with a reduction in receivables of $1,053,299 principally related to lower fourth quarter sales partially offset by a increase in inventories related to new products of $833,103 compared to the same period in 2003.

          Net cash used by inventories was $614,284 for the year ended December 31, 2004 compared to net cash provided by inventories of $421,592 for the year ended December 31, 2003 primarily due to lower than normal sales in the fourth quarter of 2004 coupled with additional inventory required for new product introductions.

          Net cash provided by accounts receivable was $171,963 for the year ended December 31, 2004 compared to net cash used by accounts receivable of $906,336 for the same period of 2003, principally due to lower fourth quarter sales volume in 2004 as compared to sales volume in 2003. Customer terms have remained constant; however there is a slight increase in day’s sales outstanding due to extended terms granted for new product introductions.

          Net cash provided by accounts payable and accrued expenses was $394,365 for the year ended December 31, 2004 compared to net cash used of $569,068 the same period of 2003, principally due a higher level of accounts payable related to new products purchased late in the fourth quarter of 2004 with extended terms from vendors.

          The provision for excess and obsolete inventory provided $59,197 for the year ended December 31, 2004 compared to $21,168 the same period of 2003 principally due to the discontinuance of ready-to-drink product in 2004.

          Net cash used by prepaid expenses was $115,307 for the year ended December 31, 2004 compared to net cash used in the same period of 2003 of $43,368. The increase in prepaid expenses in 2004 was principally due to slotting fees paid to introduce ReVivex™ in 2004, which are amortized over a 12-month period. The Company incurred minimal slotting fees in 2003 and they were expensed as incurred.

          The Company’s working capital deficit increased $69,838 from ($1,789,482) at December 31, 2003 to ($1,859,320) at December 31, 2004. This increase was largely due to increase in inventory and prepaid expenses coupled with a reduction in outstanding amounts under the Company’s credit facility offset by a decrease in receivables and an increase in borrowings on the Loan Agreement with certain shareholders.

          Cash provided by investment activities during the year ended December 31, 2004 was $1,228,420 compared to cash used of $9,716 for the year ended December 31, 2003. This increase is principally related to the net proceeds on the sale of the aloe vera brand in 2004.

          The Company’s cash provided by financing activities was $61,994 for the year ended December 31, 2004, compared to cash provided by financing activities of $825,117 for the same period of 2003. The source of cash in 2004 was the result of borrowings from related parties partially offset by borrowings under the Loan Agreement (described in Note 4).

Critical Accounting Policies and Use of Estimates

          The Company’s significant accounting policies are described in Note 1 of the Company’s Financial Statements for the year ended December 31, 2004, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its financial statements.

          Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under the Company’s arrangements with customers or otherwise complying with the terms of the purchase order; (3) confirm pricing through the customer purchase order and; (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

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

          Accounts Receivable and Allowances for Uncollectible Accounts. Accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Accounts receivable is stated net of applicable reserves for returns and allowances, billbacks and doubtful accounts. The Company regularly reviews and monitors individual account receivable balances to determine if the reserve amounts are appropriate and provides for an allowance for uncollectible accounts by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.

Impact of Contractual Obligations and Commercial Commitments

          The following summarizes the Company’s contractual obligations at December 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years		4-5 Years		After 5 Years
Long-Term Debt	$2,943,851	$2,943,851	$		$
Operating Leases	740,241	441,813		298,428
Employment Contracts	1,940,000	568,000		686,000		686,000	(a	)
Consulting Agreements	800,000	400,000		400,000		-0-

Total Contractual Cash Obligations	6,424,092	4,353,664		1,384,428		686,000
Series B Convertible Redeemable
Preferred Stock	2,000,000	-0-		-0-		$2,000,000

Total	$8,424,092	$4,353,664		$1,384,428		$2,686,000

(a)	The employment agreements for the Chief Financial Officer and Executive VP of Sales have an indefinite term.

Impact of Inflation

          From time to time, the Company experiences price increases from third-party manufacturers and these increases cannot always be passed on to the Company’s customers. While these price increases have not had a material impact on the Company’s historical operations or profitability in the past, they could affect sales in the future.

New Accounting Pronouncements

          In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Under this method, compensation expense is recognized for all share-based payments granted after July 1, 2005 and also for all awards granted prior to July 1, 2005 that remain unvested on the effective date. The adoption of this pronouncement will increase compensation expense under the modified prospective approach (e.g., the impact of outstanding grants which continue to vest plus future grants will result in more compensation expense relative to their previous approach under APB 25). The Company is still evaluating the amount of the increase to compensation expense.

          In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

          In December 2004, the FASB issued Statement Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets.” This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

          In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

          The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company’s qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code. Due to the interaction of the law provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

          The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. The Company has no foreign earnings at this time and accordingly, has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company will examine this issue prior to undertaking any operations resulting in foreign source earnings.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

          In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.

          The Company’s long-term debt primarily consists of a (i) $3.5 million line of credit with Wells Fargo originally entered into on January 27, 2000 and subsequently amended, with the latest amendment dated November 2, 2004, (i) $112,345 outstanding under Investor Notes with investors entered into on August 31, 2000 and (ii) $950,000 borrowed under a Loan Agreement with investors entered into on April 14, 2003. The line of credit bears interest at prime rate plus 4.5%. The Investor Notes bear interest at 15% per annum. Payment in full including accrued interest was due on December 31, 2004. The Company was in default on Investor Notes ad December 31, 2004. On March 25, 2005, the payment provisions of the Investor Notes was amended to require a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest due December 31, 2005. The Loan Agreement bears interest at 15% per annum with an original due date of December 31, 2004. The Company and the Lender Group have agreed to an extension of the payment date on the Loan Agreement to December 31, 2005.

          Given the fixed interest rate on the Loan Agreements, interest rate changes generally will have no effect on the interest rates under the Loan Agreements or on the Company’s results of operations. However, given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the fiscal year ended December 31, 2004, the interest expense on the line of credit was $177,876. If the interest rate on the line of credit were to increase by one percent, this would result in an interest expense of $213,451 for the fiscal year ended December 31, 2004.

Item 8. Financial Statements and Supplementary Data

          The Company’s financial statements and the notes thereto, and the Report of Independent Registered Public Accounting Firm, filed with this Annual Report on Form 10-K in a separate section, Part IV, as shown in the index under Item 15(a).

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

          There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the last quarter of the fiscal year covered by the report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

          None

PART III

Item 10. Directors and Executive Officers

          The names and ages of the directors and executive officers of the Company as of March 22, 2005, are as follows:

Name	Age	Position	Since
Bill D. Stewart	62	Director, Chairman of the Board and Chief Executive Officer	1998
Lionel P. Boissiere, Jr.	46	Director	1997
William B. Doyle, Jr.	45	Director	1997
David A. Weil	66	Director	1999
Jay W. Brown	59	Director	2002
Robert V. Vitale	39	Director	2002
Stephen M. Kasprisin	51	Chief Financial Officer & Chief Operating Officer	2003
Marwan Zreik	31	Executive Vice President of Sales	2003

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

Marwan Zreik. A Certified Clinical Nutritionist, Mr. Zreik joined Naturade in 1997 and is responsible for all aspects of the Company’s distribution, purchasing, customer service, research & development and quality control. He was previously Research Coordinator for Gero Vita International, Inc. and was a Research Assistant at the University of California, San Diego while attending school there. He received his BS degree in animal physiology and neuroscience from UC San Diego and an MS degree in physiology and biophysics from Georgetown University. He received his MBA from the University of Southern California in June of 2004.

     None of the directors or executive officers were selected pursuant to any arraignment or understanding, other than with the directors and executive officers of the Company acting within their capacity as such. There are no family relationships among directors or executive officers of the Company and no directorships are held by any director which has a class of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”), or subject to requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. Officers serve at the discretion of the Board.

Code of Ethics

     The Company has adopted a Code of Ethics applicable to the principal executive officer and senior financial executives, including the chief financial officer and the controller, as well as all employees of the Company. The Code of Ethics of the Company is available on request by writing to the Secretary of the Company.

Audit Committee

     The current members of the Audit Committee are composed of Lionel P. Boissiere, Jr., Robert V. Vitale and David Weil. The Company has determined that Robert V. Vitale qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Each member of the Audit Committee is “independent” within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers.

Nominating Procedures and Criteria

     The Company does not have a nominating committee. The Board of Directors has determined that this is appropriate in light of the fact that the two principal stockholders of the Company have sufficient voting power to elect all of the directors of the Company and, like all stockholders of the Company, have the power to nominate candidates at meetings of stockholders. Each of the directors takes part in the nomination of candidates for election as directors at the annual meeting.

Item 11. Executive Compensation

     The following table sets forth, as to the Chief Executive Officer and as to the two other most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the “Named Executive Officers”), information concerning all cash and non-cash compensation awarded, earned or paid for services to the Company in all capacities for each of the three years ended December 31, 2004, 2003 and 2002.

Summary Compensation Table

					Long Term Compensation
					Awards
Name and				Other	Restricted	Securities	Payouts	All
Principal		Annual Compensation		Annual	Stock	Underlying	LTIP	Other
Position	Year	Salary	Bonus	Compensation	Award(s)	Options/SAR	Payouts	Compensation
		($)	($)	($)	($)	($)	($)
Bill Stewart, Chief Executive Officer (1), (4)	12/31/02	225,000	-0-	-0-	-0-	-0-	-0-	15,114	(5)
	12/31/03	236,755	-0-	-0-	-0-	-0-	-0-	15,096	(5)
	12/31/04	225,000	-0-	-0-	-0-	-0-	-0-	15,096	(5)

Stephen M. Kasprisin, Chief Financial Officer and Chief Operating Officer (1), (2), (4)	12/31/03	114,586	-0-	-0-	-0-	-0-	-0-	186	(6)
	12/31/04	177,049	-0-	-0-	-0-	-0-	-0-	4,915	(8)

Marwan Zreik, Executive Vice President of Sales (1), (3), (4)	12/31/02	98,241	-0-	-0-	-0-	-0-	-0-	30,943	(7)
	12/31/03	119,247	-0-	-0-	-0-	-0-	-0-	21,338	(7)
	12/31/04	142,620	-0-	-0-	-0-	-0-	-0-	16,350	(9)

(1)	For a description of the employment agreements between certain Named Executive Officers and the Company, see “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

(2)	Mr. Kasprisin was appointed Chief Financial Officer on March 25, 2003 and promoted to Chief Operating Officer in June of 2004.

(3)	Mr. Zreik was appointed Chief Operating Officer on February 1, 2003 and promoted to Executive Vice President of Sales in June 2004.

(4)	Mr. Stewart, Mr. Kasprisin and Mr. Zreik participated with other full-time employees in the Company’s group health and life insurance program.

(5)	Such amount represents automobile lease payments ($14,400 in 2004,2003 and 2002) and life insurance premiums ($696 in 2004 and 2003, and $716 in 2002), respectively, paid on behalf of Mr. Stewart.

(6)	Such amount represents life insurance premiums paid on behalf of Mr. Kasprisin.

(7)	Such amount represents Company contributions to the Company’s 401(k) Plan ($1,903 in 2003, and $1,567 in 2002), tuition reimbursement ($19,000 in 2003 and $29,000 in 2002) and life insurance premiums ($435 in 2003 and $376 in 2002), paid on behalf of Mr. Zreik.

(8)	Such amount represents automobile allowance ($1,800), Company contributions to the Company’s 401(k) ($2,530) and life insurance premiums ($585), paid on behalf of Mr. Kasprisin.

(9)	Such amount represents automobile allowance ($1,800), Company contributions to the Company’s 401(k) Plan ($2,094), tuition reimbursement ($12,000) and life insurance premiums ($456), paid on behalf of Mr. Zreik.

Options/SAR Grants In Last Fiscal Year

The following table sets forth common stock options issued to named executives during 2003:

				Potential realizable
	Individual Grants			value at assumed
	Number of	Percent of total		annual rates of stock
	securities	options/SAR’s		price appreciation for
	underlying	granted to	Exercise	option term
	options/SAR’s	employees in	price	Expiration	5%	10%
Name	granted (#)	fiscal year	($/Sh)	Date	($)	($)
Bill Stewart	-0-	-0-	-0-		-0-	-0-

Stephen M. Kasprisin	50,000	50%	$0.08	5/31/11	$5,628	$7,795

Marwan Zreik	50,000	50%	$0.08	5/31/11	$5,628	$7,795

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

Value of Unexercised In-
the-Money
			Number of Securities	Options/SAR’s at
	Shares Acquired		Underlying Unexercised	FY-End
	on		Options/SAR’s at FY-End (#)	($)(1)
Name	Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Bill Stewart	-0-	-0-	502,500/162,500	$5,250/$5,250
Stephen M. Kasprisin	-0-	-0-	200,000/90,000	$5,250/$1,750
Marwan Zreik	-0-	-0-	125,000/75,000	$3,938/$1,313

(1)	The value of unexercised “in-the-money” options is the difference between the closing sale price of Common Stock on December 31, 2004 ($0.06 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.

The following table sets forth certain information as of December 31, 2004 with respect to all compensation plans under which equity securities of the Company may be issued.

Equity Compensation Plan Information

			Number of securities
			remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities reflected in column
Plan category	warrants and rights	warrants and rights	(a)).
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,543,500	$0.14	369,000
Equity compensation plans not approved by security holders	87,500	1.03	0
Total	1,631,000	$0.19	369,000

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

     On March 2, 1998, the Company granted to Mr. Stewart, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 255,000 shares of Common Stock at $4.00 per share (the average closing bid price of the shares of Common Stock on the NASD OTC Bulletin Board as quoted by Bloomberg, LP for the five (5) day trading period ending on March 2, 1998). These options were repriced to 110% of the market price of the Common Stock on October 14, 1999 ($1.13). On February 1, 2000, the Company granted to Mr. Stewart, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 60,000 shares of Common Stock at $0.875 per share (the closing bid price of the shares of Common Stock on the NASD OTC Bulletin Board, as quoted by Bloomberg, LP). Furthermore, on January 26, 2001, the Company granted to Mr. Stewart, pursuant to the Company’s 1998 Incentive Stock Option Plan, options to acquire up to 50,000 shares of Common Stock at $0.44 per share (the closing bid price of the shares of Common Stock on the NASD OTC Bulletin Board, as quoted by Bloomberg, LP). All options will vest in four equal portions on each of the first four anniversaries of the grant date, subject to any limitations on exercise contained in the 1998 Incentive Stock Option Plan and provided that the term of Mr. Stewart’s employment with the Company shall not have ended prior to such anniversary. In the event of any sale (including, pursuant to either a tender offer or a merger of the Company which results in the shareholders of the Company holding less than fifty percent (50%) of the stock of the surviving corporation) of the Company during such term, subject to certain limitations, all of Mr. Stewart’s options not then vested shall immediately vest.

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

     In July 2003, Mr. Kasprisin, Chief Financial Officer, entered into an employment agreement with the Company that can be terminated without cause by either party upon 30 days’ notice. Mr. Kasprisin is entitled to severance equal to six month’s base pay should he be terminated without cause by the Company. Pursuant to the employment agreement, Mr. Kasprisin was entitled to a base salary of $160,000 per year and a bonus based upon his base salary. In addition, Mr. Kasprisin has been granted options to purchase up to 150,000 shares of Common Stock, which options vest in equal quarterly amounts on each of the first eight quarters of his employment. In June 2004, Mr. Kasprisin’s employment agreement was amended in connection with his promotion to Chief Operating Officer, increasing the base compensation to $178,000 per year, adding a vehicle allowance of $300 per month and granting options to purchase an additional 50,000 of Common Stock, which options vest in eight equal quarterly amounts.

     In June 2004, Mr. Zreik, Chief Operating Officer, was promoted to Executive Vice President of Sales. In connection therewith, Mr. Zreik entered into an employment agreement with the Company, which can be terminated without cause by either party upon 30 days’ notice. Mr. Zreik is entitled to severance equal to six month’s base pay should he be terminated without cause by the Company. Pursuant to the employment agreement, Mr. Zreik is entitled to a base salary of $160,000 per year, a vehicle allowance of $300 per month and a bonus based upon his base salary. In addition, Mr. Zreik has been granted options to purchase up to 50,000 shares of Common Stock, which options vest in eight equal quarterly amounts.

Incentive Stock Option Plan

     In 1998, the Company adopted the 1998 Incentive Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of the Incentive Plan is to enable the Company to attract, retain and motivate its employees by providing for performance-based benefits. At the 2000 annual stockholders’ meeting, the number of shares of the Company’s Common Stock that may be subject to awards granted under the Incentive Plan was increased to 850,000. At the 2001 annual stockholders’ meeting, the number was further increased to 2,000,000. As of December 31, 2004 options to purchase 1,543,500 shares of the Company’s Common Stock were outstanding under the Incentive Plan, of which options to purchase 1,146,375 shares (subject to adjustment to prevent dilution) had vested, and 369,000 shares were available for future awards under the Incentive Plan.

     The Incentive Plan is administered by a committee consisting of three members of the Board of Directors or administered by the full Board of Directors. The administrator has the power to construe and interpret the Incentive Plan and, subject to provisions of the Incentive Plan, to determine the persons to whom and the dates on which awards will be granted, the number of shares to be subject to each award, the times during the term of each award within which all or a portion of the award may be exercised, the exercise price, the type of consideration and other terms and conditions of the award. The exercise price of stock options under the Incentive Plan may not be less than the fair market value of the Common Stock subject to the option on the date of the option grant and in some cases may not be less that 110% of fair market value. The maximum term of the Incentive Plan is ten years, except that the Board may terminate the Incentive Plan earlier. The term of each individual award will depend upon the written agreement between the Company and the grantee setting forth the terms of the awards.

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

REPORT OF THE MANAGEMENT COMPENSATION COMMITTEE

     The Report of the Management Compensation Committee of the Board of Directors shall not be deemed filed under the Securities Act of 1933, as amended or under the Securities Exchange Act of 1934, as amended.

     The Management Compensation Committee (the “Committee”) reviews and recommends to the Board of Directors the compensation and other terms and conditions of employment of the executive officers of the Company, as well as incentive plan guidelines for Company employees generally.

     The policies underlying the Committee’s compensation decisions are designed to attract and retain the best-qualified management personnel available. The Company compensates its executive officers primarily through salaries. The Company, at its discretion, may, as it has in other years, reward executive officers through bonus programs based on profitability and other objectively measurable performance factors. Additionally, the Company uses stock options to compensate its executives and other key employees.

     The compensation of the Chief Executive Officer is determined in accordance his employment agreement, which was negotiated between Mr. Stewart and the non-employee members of the Board of Directors. Mr. Stewart’s employment agreement is described above under the caption “Employment Contracts, Termination of Employment and Change-In-Control Arrangements.”

     In establishing executive compensation, the Committee evaluates individual performance as it affects overall Company performance with particular focus on an individual’s contribution to the realization of operating profits and the achievement of strategic business goals, including the timely development and introduction of products and the creation of markets in new geographic territories. The Committee further attempts to rationalize a particular executive’s compensation with that of other executive officers of the Company in an effort to distribute compensation fairly among the executive officers.

     Although the components of executive compensation (salary, bonus and option grants) are reviewed separately, compensation decisions are made based on a review of total compensation. The number of shares covered by option grants is determined in the context of this review.

     The Committee held one meeting during fiscal 2004 whereby stock options were granted to key management employees. There were no modifications to existing executive employment agreements, and no bonuses or extraordinary compensation was paid.

THE MANAGEMENT COMPENSATION COMMITTEE

William B. Doyle, Jr.
Jay W. Brown
Bill D. Stewart

Compensation Committee Interlocks and Insider Participation

  During 2004, Bill Stewart, William B. Doyle, Jr. and Jay W. Brown served on the Company’s Compensation Committee.

     Except for Mr. Stewart, none of the members of the Management Compensation Committee is or has been an employee of the Company.

          Mr. Doyle, who serves on the Management Compensation Committee, and Mr. Boissiere are managers and members of Doyle & Boissiere LLC (“D&B”). Under a Consulting Agreement between D&B and the Company, as long as affiliates of D&B own at least 25% of the outstanding equity interests of the Company, D&B will provide consulting services to the Company and receive a total annual fee of $300,000, payable quarterly. D&B has deferred receipt of $165,000 of its fees for fiscal 2002 for an indefinite period, and has permanently waived the payment of its entire consulting fee for fiscal 2003 and 2004 as services under the contract were not required or performed for these periods.

     Mr. Brown, who also serves on the Management Compensation Committee, and Mr. Vitale are managers and members of Westgate Group, LLC (“Westgate Group”), which is the general partner of Westgate. Under a Management Services Agreement between Westgate Group and the Company, as long as Westgate owns 10% or more of the voting stock of the Company, Mr. Vitale and Mr. Brown and two other principals of Westgate Group are to provide management services to the Company and the Company is to pay Westgate Group an annual fee of $100,000, payable quarterly. Westgate Group has agreed to permanently waive its fees for fiscal 2003 and 2004 as services under the contract were not required or performed for these periods.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding beneficial ownership, as of February 28, 2005, of the Company’s outstanding Common Stock by (i) any person who is known to the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each of the Named Executive Officers, and (iii) by the directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding but are not deemed to be outstanding as to any other person.

     The Company’s Series B Convertible Preferred Stock votes with the Common Stock on all matters presented to the stockholders, on as as-converted-to-Common Stock basis. Each share of Series B Convertible Preferred Stock is convertible into one share of Common Stock (subject to adjustment for antidilution), at any time at the option of the holder.

		Amount and
Name and Address of		Nature		Percent
Beneficial Owner(1)	Class of Stock	of Beneficial Owner		of Class (2)
Lionel P. Boissiere, Jr.	Common	41,054,267	(3)	92.2%
Jay W. Brown	Series B Preferred	13,540,723	(4)	100.0%
	Common	14,154,831	(5)	22.0%
William B. Doyle, Jr.	Common	41,054,267	(3)	92.2%
Health Holdings and Botanicals, LLC. Suite 500 330 Primrose Rd. Burlingame, CA 94010	Common	41,054,267	(3)	92.2%
Bill D. Stewart	Common	335,000	(7)	*
Stephen M. Kasprisin	Common	112,500	(8)	*
Robert V. Vitale	Series B Preferred	13,540,723	(4)	100.0%
	Common	14,154,831	(5)	22.0%
David Weil	Common	1,093,517	(6)	2.5%
Westgate Equity Partners, L.P. One Magna Place Suite 650 1401 South Brentwood Blvd. St. Louis, MO 63144	Series B Preferred	13,540,723	(4)	100.0%
	Common	14,154,831	(5)	22.0%
Executive officers and directors as a group (7 persons)	Common	56,940,115	(9)	95.9%
Marwan Zreik	Common	190,000	(10)	*

*	Less than 1%

(1)	Except as otherwise indicated, the address of each person named in the above table is in care of Naturade, Inc., 14370 Myford Road, Irvine, CA. 92606.

(2)	Common Stock includes Series B Convertible Preferred Stock, which is convertible ant any time at the option of the holder, on as as-converted-to-Common Stock basis.

(3)	Total includes 5,064,412 shares of Common Stock owned by Health Holdings and 35,989,855 shares of Common Stock received in exchange for $5,315,702 owed under the Company’s credit agreement and loan agreement as discussed under Item 13 and as more fully explained under Note 4 to the Financial Statements. Under the terms of the Private Equity Transaction, the 600,000 shares of Common Stock exercisable under warrants related to the Company’s Finance Agreement were modified to make the warrants exercisable for Non-Voting Common Stock rather than Common Stock. Common shares of Health Holdings are held by (i) Doyle & Boissiere Fund I, LLC, a Delaware limited liability company (of which Messrs. William B. Doyle, Jr. and Lionel P. Boissiere, directors of the Company, are principals and managing members), (ii) Mr. Anders Brag and (iii) Taishan Holdings, Inc., a British Virgin Islands corporation (of which Messrs. William S. Doyle (no relation to William B. Doyle, Jr.) and Anders Brag hold equity interests). Messrs. William B. Doyle, Jr. and Lionel P. Boissiere each disclaim beneficial ownership of the Company’s Common Stock and Preferred Stock held by Health Holdings, except to the extent of their indirect pecuniary interest in the shares.

(4)	Total includes 13,540,723 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible into 1.041 shares of Common Stock at the option of the holder (subject to adjustment to prevent dilution). The Series B Convertible Preferred Stock is held by Westgate Equity Partners, L.P. of which Messrs. Brown and Vitale are principals, a related company to Westgate Group, LLC. Messrs. Brown and Vitale each disclaim beneficial ownership of the Company’s Common Stock and Preferred Stock held by Westgate Equity Partners, L.P except to the extent of their indirect pecuniary interest in the shares.

(5)	Total includes 14,154,831 shares of Common Stock issuable on conversion of the 13,540,723 shares of Series B Preferred Stock owned by Westgate, as adjusted for antidilution as of December 31, 2004. The 13,540,723 shares of Series B Preferred Stock may currently be voted on an as-converted-to-Common Stock basis.

(6)	Total includes 85,000 shares of Common Stock solely owned by Mr. Weil, 238,125 shares of Common Stock owned by a company of which Mr. Weil is a 50% owner, 50,000 shares of Common Stock which can be purchased under presently exercisable options and 720,392 shares of Common Stock issued upon conversion of a $50,000 note.

(7)	Total includes 335,000 shares of Common Stock which can be purchased under presently exercisable options.

(8)	Total includes 112,500 shares of Common Stock which can be purchased under presently exercisable options.

(9)	Total includes shares of Common Stock beneficially owned by Health Holdings and Common Stock beneficially owned by Westgate Equity Partners; see note 3 and note 4 above, respectively. See also notes 5, 6, 7 and 9 above with respect to additional shares of Common Stock included in this total.

(10)	Total includes 190,000 shares of Common Stock which can be purchased under presently exercisable options.

Item 13. Certain Relationships and Related Transactions

     As of December 12, 1997 the Company entered into a Consulting Agreement with Doyle & Boissiere LLC (“D&B”), an affiliate of Health Holdings. Under the Consulting Agreement, as long as affiliates of D & B own at least 25% of the outstanding equity interests of the Company, D&B will provide consulting services to the Company and receive a total annual fee of $300,000, payable quarterly. D&B permanently waived the payment of this fee for all of 2004 and 2003 as services under the contract were not required or performed for these periods.

     On January 2, 2002, as part of the Private Equity Transaction, the Company entered into a Management Services Agreement with Westgate Group, LLC an affiliate of Westgate (“Westgate Group”). Under the Management Services Agreement, as long as Westgate owns 10% or more of the outstanding voting securities of the Company, four principals of Westgate Group provide management and consulting services to the Company and receive a total annual fee of $100,000, payable quarterly. The agreement extends until December 31, 2006, and is automatically renewed for one-year terms unless terminated by either party. The Westgate Group permanently waived the payment of this fee for 2004 and 2003 as services under the contract were not required for these periods.

     On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and Botanicals, LLC, a principal stockholder of the Company, and David A. Weil, a director and stockholder of the Company (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000. All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo. This due date was extended as discussed below. The advances under the Loan Agreement will be used for the Company for working capital and general corporate purposes. For a more complete description of this transaction, see “Item 1. Business – Loan Agreement.” In consideration of the extension of credit under the Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit and Security Agreement dated as of February 27, 2000 and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate.

     On April 14, 2004, the terms of the Loan Agreement were modified by the Joinder of Bill D. Stewart, the Chief Executive officer of the Company, as a member of the Lender Group, subject to all of the terms and conditions of the Loan Agreement, and the Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the Lender Group advanced the Company an additional $100,000. Further, on August 16, 2004, advances allowed under the Loan Agreement were increased to a total of $950,000 and the Lender Group advanced an additional $200,000 to the Company. There are no additional amounts available to advance under the Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2005.

     For a description of the amended bank credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 14. Principal Accountant Fees and Services

The Company paid the following fees to BDO Seidman, LLP during fiscal years 2004 and 2003:

	Year ended December 31,
	2004	2003
Audit Fees	$90,122	$82,000
All other Fees
Audit-related Fees (Out of pocket expenses)	1,390	1,500
Tax-related Fees (Tax return preparation)	18,995	10,960

All other fees	$20,385	$12,460

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

Item 15. Exhibits and Financial Statement Schedules

(a)	See the Index to Financial Statements on page F-1 for a list of financial statements filed as part of this report.

Financial statement schedules have been omitted because they either are not applicable or the required information is shown in the Company’s financial statements or the related notes thereto.

(b)	Exhibits: The following is a list of exhibits filed as a part of this report:

Exhibit No.	Document
2	Stock Purchase Agreement, dated as of December 15, 1997 (the “Stock Purchase Agreement”), by and among the Company, Allan Schulman, L.S. Smith, Dallas Gold & Silver Exchange, Inc. (“DGSE”), Barry M. Zwick and Health Holdings and Botanicals, Inc., incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on December 23, 1997.

3.1	Certificate of Incorporation of Naturade, Inc., together with Amendments and Certificate of Designations relating thereto, incorporated by reference to the Company’s Annual Report on Form 10-K filed for fiscal 1997 and the exhibits and attachments thereto.

3.2	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc. dated December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., dated December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Designation of Series B Convertible Preferred Stock, dated December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Registration Rights Agreement, dated as of December 15, 1997, by and between the Company and Health Holdings & Botanicals, Inc., incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K as filed on December 23, 1997.

10.1*	Consulting Agreement dated as of December 12, 1997, by and between the Company and Doyle & Boissiere LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 1997.

Exhibit No.	Document
10.4	Form of Option Agreement for Purchase of Naturade, Inc. Common Stock for Directors, incorporated by reference to the Company’s Annual Report on Form 10— K filed for fiscal 1995 and the exhibits and attachments thereto.

10.15*	Naturade, Inc. 1998 Incentive Stock Option Plan, as amended, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.

10.16*	Incentive Stock Option Plan with Bill D. Stewart dated March 2, 1998, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1998.

10.19	Finance Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated as of March 17, 1999, incorporated by reference to Exhibit 10. 2 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1999.

10.20	Amendment No. 1 to Finance Agreement by and between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated June 1, 1999, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 1999.

10.21	Credit Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated as of August 9, 1999, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 1999

10.24	Credit and Security Agreement by and Between Naturade, Inc. and Wells Fargo Business Credit, Inc. dated as of January 27, 2000, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed for fiscal 1999.

10.25	Amendment No. 2 to Finance Agreement by and between Naturade, Inc. and Health Holdings and Botanicals, LLC dated as of March 17, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 2000.

10.26	Industrial Lease dated as of December 23, 1998 between the Company and The Irvine Company, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 2000.

10.27	Loan Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, LLC. and Wald Holdings, LLC. dated as of August 31, 2000, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 20, 2000.

10.28	Securities Purchase Agreement among Naturade, Inc., Westgate Equity Partners, L.P., and Health Holdings & Botanicals, LLC, dated as of December 20, 2001, incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.29	Registration Rights Agreement between Naturade and Westgate Equity Partners, L.P., dated as of January 2, 2002, incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.30*	Management Services Agreement between Westgate Group, LLC and Naturade, Inc. dated as of January 2, 2002, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.31	Voting Agreement between Westgate Equity Partners, L.P. and Health Holdings & Botanicals, LLC, dated as of January 2, 2002, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed January 3, 2002.

Exhibit No.	Document
10.32*	Amended and Restated Employment Agreement between Naturade, Inc. and Bill D. Stewart, dated as of January 2, 2002, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.33	Fourth Amendment to Credit and Security Agreement and Waiver of Defaults between Naturade, Inc. and Wells Fargo Business Credit, Inc., dated as of December 20, 2001, incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.34	Amendment No. 3 to Finance Agreement between Naturade, Inc. and Health Holdings & Botanicals, LLC, dated as of January 2, 2002, incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.35	Letter agreement of Wells Fargo Business Credit, Inc. waiving rights arising from the Company’s defaults of covenants under the Credit and Security Agreement dated as of January 27, 2000, incorporated by reference to Exhibit 10.35 to the Company’s quarterly Report on Form 10-Q filed for the period ended March 31, 2000.

10.36	Sixth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of March 24, 2003, incorporated by reference to Exhibit 10.36 to the Company’s quarterly Report on Form 10-Q filed for the period ended September 30, 2003.

10.37	Consent and Mutual Release dated as of April 14, 2003, among the Company, Westgate Equity Partners, LLP and Health Holdings and Botanicals, LLC, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.38	Fifth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of September 19, 2002 incorporated by reference to Exhibit 10.38 to the Company’s quarterly Report on Form 10-Q filed for the period ended September 30, 2002.

10.39	Irrevocable Proxy between Health Holdings and Botanicals, LLC and Westgate Equity Partners, LLP dated April 14, 2003, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.40	Loan Agreement by and between Naturade, Inc., Health Holdings and Botanicals, LLC and David A. Weil dated April 14, 2003, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.41	Waiver of Preferential Dividends by Holders of Series B Convertible Preferred Stock by Westgate Equity Partners, L.P dated April 14, 2003, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.42	Seventh Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of April 15, 2003, incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on April 25, 2003.

10.43	Eighth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of November 6, 2003, incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on November 6, 2003.

10.44	Ninth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of March 29, 2004 incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.45*	First Amendment to Amended and Restated Employment Agreement between Naturade, Inc. and Bill D. Stewart dated March 29, 2004 incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.46	Joinder to Loan Agreement of Naturade, Inc. dated as of April 13, 2003 by and among Bill D. Stewart and the lenders listed therein, incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.47	Subordination Agreement as of April 14, 2004 by Bill D. Stewart for the benefit of Wells Fargo Business Credit, Inc, incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.48	Secured Promissory Note for $100,000 by Naturade, Inc. payable to Bill D. Stewart, dated April 14, 2004, incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.49	Secured Promissory Note for $100,000 by Naturade, Inc. payable to Health Holdings & Botanicals, LLC, dated April 14, 2004, incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.50	Secured Promissory Note for $25,000 by Naturade, Inc. payable to David Weil, dated May 3, 2004, incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on May 5, 2004.

Exhibit No.	Document
10.51	Secured Promissory Note for $75,000 by Naturade, Inc. payable to Health Holdings & Botanicals, LLC, dated May 3, 2004, incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed on May 5, 2004.

10.52	Tenth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated May 10, 2004 , incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 10-Q filed on May 13, 2004.

10.53*	Revised Employment Agreement between Naturade, Inc. and Stephen M. Kasprisin, dated as of June 1, 2004, incorporated by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on June 11, 2004.

10.54*	Revised Employment Agreement between Naturade, Inc. and Marwan Zreik, dated as of June 1, 2004, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on June 11, 2004.

10.55	Asset Purchase Agreement Dated November 2, 2004, between L.O.D.C. Group, LTD and Naturade, Inc, incorporated by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K filed on November 81, 2004.

**10.56	Eleventh Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc. dated November 2, 2004.

**10.57	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated April 13,2003, between Health Holdings & Botanicals, LLC, and Naturade, Inc.

**10.58	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated April 14,2004, between Health Holdings & Botanicals, LLC, and Naturade, Inc.

**10.59	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated May 13,2004, between Health Holdings & Botanicals, LLC, and Naturade, Inc.

**10.60	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated August 16, 2004, between Health Holdings & Botanicals, LLC, and Naturade, Inc.

**10.61	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated April 13, 2003, between David A. Weil, and Naturade, Inc.

**10.62	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated May 3, 2004, between David A. Weil, and Naturade, Inc.

**10.63	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated May 3, 2004, between Bill D. Stewart, and Naturade, Inc.

**10.64	Third Amendment to Loan Agreement dated March 25, 2005, between Howard Shao and Naturade, Inc.

14	Naturade, Inc. Code of Financial Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURADE, INC.
Date: March 31, 2005	/s/ Bill D. Stewart
Bill D. Stewart,
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ BILL D. STEWART	Director and Chief Executive Officer	March 31, 2005
Bill D. Stewart	(Principal Executive Officer)

/s/ STEPHEN M. KASPRISIN	Chief Financial Officer	March 31, 2005
Stephen M. Kasprisin	(Principal Accounting Officer)

/s/ LIONEL P. BOISSIERE	Director	March 31, 2005
Lionel P. Boissiere

/s/ WILLIAM B. DOYLE, JR	Director	March 31, 2005
William B. Doyle, Jr.

/s/ DAVID A. WEIL	Director	March 31, 2005
David A. Weil

/s/ JAY BROWN	Director	March 31, 2005
Jay Brown

/s/ ROBERT V. VITALE	Director	March 31, 2005
Robert V. Vitale

NATURADE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Naturade, Inc.
Irvine, California

     We have audited the accompanying balance sheets of Naturade, Inc. (the “Company”) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, net working capital deficit and stockholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Los Angeles, California
March 25, 2005

NATURADE, INC.

Balance Sheets

As of December 31, 2004 and December 31, 2003

	December 31,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$210,573	$144,102
Accounts receivable, net	2,186,431	2,333,394
Inventories, net	1,598,685	1,246,371
Prepaid expenses and other current assets	268,810	148,503

Total current assets	4,264,499	3,872,370

Property and equipment, net	94,890	161,885
Other assets	42,002	42,302

Total assets	$4,401,391	$4,076,557

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, WARRANT AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,666,425	$2,310,317
Accrued expenses	513,544	475,286
Current portion of Notes Payable to Related Parties	1,067,954	644,471
Current portion of long-term debt	1,875,897	2,231,778

Total current liabilities	6,123,820	5,661,852

Long-term debt, less current maturities	—	5,609

Total Liabilities	6,123,820	5,667,461

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B including accumulated preferred stock dividends of $686,578 at December 31, 2004 and $433,908 at December 31, 2003, less discount of $1,142,858 at December 31, 2004, and $1,428,572 at December 31, 2003, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 13,540,723 at December 31, 2004 and 2003 ($2,000,000 redemption value)	1,309,119	770,734

WARRANT	—	500,000

STOCKHOLDERS’ DEFICIT:
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at December 31, 2004 and 2003	0	0

Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at December 31, 2004 and 2003	4,453	4,453
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at December 31, 2004 and 2003	12	12

Additional paid-in capital	18,987,458	18,987,458
Accumulated deficit	(22,023,471)	(21,853,561)

Total stockholders’ deficit	(3,031,548)	(2,861,638)

Total liabilities, redeemable convertible preffered stock, warrant and stockholders’ deficit	$4,401,391	$4,076,557

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Net sales	$14,141,481	$16,326,296	$14,416,351

Cost of sales	7,802,802	8,662,299	8,157,607

Gross profit	6,338,679	7,663,997	6,258,744

Costs and expenses:
Selling, general and administrative expenses	7,216,930	7,883,398	8,069,382

Total operating costs and expenses	7,216,930	7,883,398	8,069,382

Operating loss	(878,251)	(219,401)	(1,810,638)

Other expense:
Interest expense	305,265	189,462	113,480
Gain on sale of brand	(1,055,647)	—	—
Gain on retirement of warrant	(500,000)	—	—
Other expense (Income)	2,857	(7,948)	(28,300)

Income (loss) before provision for income taxes	369,274	(400,915)	(1,895,818)

Provision for income taxes	800	800	800

Net income (loss)	$368,474	$(401,715)	$(1,896,618)

Less:
Preferred Stock Dividends	$(252,670)	$(228,908)	$(205,000)
Deemed Dividend	(285,714)	(285,714)	(285,714)

Net Loss Attributable to Common Shareholders	$(169,910)	$(916,337)	$(2,387,332)

Basic and Diluted Net Loss per share	$(0.00)	$(0.02)	$(0.05)

Weighted Average Number of Shares used in Computation of Basic and Diluted Net Loss per share	44,651,170	44,651,170	44,117,284

See accompanying notes to financial statements

NATURADE, INC.

Statements of Stockholders’ Deficit for the Years Ended December 31, 2004, 2003 and 2002

							Additional
	Common		Common(Non-Voting)		Preferred		Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
BALANCE, DECEMBER 31, 2001	7,823,639	$783			1,250,024	$125	11,539,611	$(18,549,892)	$(7,009,373)

Conversion of debt into common stock and exercise of warrants	36,710,247	3,670	117,284	12	(1,250,024)	(125)	5,410,070		5,413,627

Issuance of common stock options							37,777		37,777

Preferred stock dividends								(205,000)	(205,000)

Preferred stock discount							2,000,000		2,000,000

Accretion of preferred stock								(285,714)	(285,714)

Net loss for the year								(1,896,618)	(1,896,618)

BALANCE, DECEMBER 31, 2002	44,533,886	4,453	117,284	12	0	$—	18,987,458	(20,937,224)	(1,945,301)

Preferred stock dividends								(228,908)	(228,908)

Accretion of preferred stock								(285,714)	(285,714)

Net loss for the year								(401,715)	(401,715)

BALANCE, DECEMBER 31, 2003	44,533,886	4,453	117,284	12	0	$0	18,987,458	(21,853,561)	(2,861,638)

Preferred stock dividends								(252,670)	(252,670)

Accretion of preferred stock								(285,714)	(285,714)

Net income for the year								368,474	368,474

BALANCE, DECEMBER 31, 2004	44,533,886	$4,453	117,284	$12	0	$0	$18,987,458	($22,023,471)	($3,031,548)

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net income (loss)	$368,475	$(401,715)	$(1,896,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,995	75,436	86,218
Provision for bad debt expense	—	—	60,260
Provision for excess and obsolete inventories	59,197	21,168	17,062
Loss from retirement of property & equipment	—	1,118	—
Expense for stock options, warrants and convertible debt	—	—	37,777
Gain on expiration of warrant	(500,000)	—	—
Gain on sale of brand	(1,055,647)	—	—
Changes in assets and liabilities:
Accounts receivable	171,963	(906,336)	552,298
Inventories	(614,284)	421,592	(527,674)
Prepaid expenses and other current assets	(115,307)	(43,368)	252,711
Other assets	300	7,292	5,169
Accounts payable and accrued expenses	394,365	(569,068)	(54,734)

Net cash used in operating activities:	(1,223,943)	(1,393,881)	(1,467,531)

Cash flows from investing activities:
Purchase of property and equipment	—	(9,716)	(7,579)
Proceeds from sale of brand	1,228,420	—	—

Net cash provided by (used in) investing activities:	1,228,420	(9,716)	(7,579)

Cash flows from financing activities:
Net borrowings (repayment) under line of credit	(355,881)	444,780	(142,011)
Proceeds from issuance of debt to related party	500,000	450,000	—
Payments of long-term debt	(82,125)	(69,663)	(28,583)
Proceeds from issuance of preferred stock	—	—	1,850,318
Proceeds from issuance of warrant	—	—	462,580

Net cash provided by financing activities:	61,994	825,117	2,142,304

Net increase (decrease) in cash and cash equivalents	66,471	(578,480)	667,194
Cash and cash equivalents, beginning of period	144,102	722,582	55,388

Cash and cash equivalents, end of period	$210,573	$144,102	$722,582

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$177,876	$148,728	$116,433
Income taxes	$800	$800	$800
Non-cash financing transactions:
Conversion of notes payable and accrued interest to related party into common stock	$—	$—	$5,413,627
Surrender of preferred stock for cancellation without conversion in exchange for common stock	$—	$—	$125
Discount related to redeemable convertible preferred stock	$—	$—	$2,000,000
Preferred stock dividend accrued	$252,670	$228,908	$205,000
Deemed dividend	$285,714	$285,714	$285,714
Issuance of non-voting common stock in connection with private equity transaction	$—	$—	$47,500

See accompanying notes to financial statements

NATURADE, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

     1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization – Naturade, Inc., a Delaware corporation (the “Company” or “Naturade”), is a branded nutraceuticals marketing company focused on high growth, innovative natural products that nourish the health and well being of consumers. The Company’s products include low carbohydrate, high protein powders, nutritional supplements, joint health and arthritis pain relief products, and soy protein based powders. Its products are sold to the health food and mass market channels through distributors and directly to retailers in the United States and overseas.

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Going Concern – The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2004, the Company has an accumulated deficit of $22,023,470, a net working capital deficit of $1,859,320, a stockholders’ capital deficiency of $3,031,547 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these conditions, the Company amended its loan agreement with the majority shareholder and other investors during 2004 to include Bill D. Stewart, CEO of the Company, as a party to the Loan Agreement and the total borrowing limit was increased to $950,000. During 2004, the Company made draws totaling $500,000 on this line. This additional financing helped the Company meet its obligations and sustain operations. In addition management has made certain financial and organizational changes and updated the detailed analysis of the Company’s core competencies, the nutraceutical market, competitors and specific product categories in light of the softening economy during the year. Based on this analysis, the management team has focused its sales force on the growth-oriented mass market retail segment and stabilizing the health food segment, taken action to reduce overhead costs and expanded the sales of previously-developed product line extensions in the rapidly growing soy protein category, sports nutrition and safe, ephedra free weight loss segments. No assurance can be given that management’s plans will be successful.

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

Concentration of Credit Risk – Financial instruments that subject Naturade to concentration of credit risk consist primarily of cash and accounts receivable. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their geographic dispersion. Naturade performs ongoing credit evaluations of its customers and maintains an allowance for estimated credit losses. The Company maintains cash balances with financial institutions that are in excess of federally insured limits.

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

Accounts Receivable – Accounts receivable are presented net of an allowance for doubtful accounts of $9,740 and $9,740 at December 31, 2004 and December 31, 2003, respectively, and net of an allowance for returns and allowances of $ 322,299 and $685,945 at December 31, 2004 and December 31, 2003, respectively. The allowance for doubtful accounts and returns and allowances includes the following:

Balance as of December 31, 2001	$948,450
Provision for doubtful accounts and returns and allowances	342,418
Deductions	(403,826)
Balance as of December 31, 2002	887,042
Provision for doubtful accounts and returns and allowances	239,744
Deductions	(431,101)
Balance as of December 31, 2003	695,685
Provision for doubtful accounts and returns and allowances	745,660
Deductions	(1,109,306)

Balance as of December 31, 2004	$332,039

Inventories – Inventories are valued at the lower of cost or market. The weighted average method is used to determine cost. The reserve for excess and obsolete inventories includes the following:

Balance as of December 31, 2001	$357,918
Provision for excess and obsolete inventory	17,062
Write-offs	(302,879)
Balance as of December 31, 2002	72,101
Provision for excess and obsolete inventory	21,168
Write-offs	(16,018)
Balance as of December 31, 2003	77,251
Provision for excess and obsolete inventory	59,197
Write-offs	(55,137)

Balance as of December 31, 2004	$81,311

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

Impairment of Long-Lived Assets – In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

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

Revenue Recognition - Sales are recognized upon shipment and passage of title. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is determinable, and collection is reasonably assured. The Company accrues for estimated returns at the time of sale. The Company accounts for certain promotional allowances such as consumer coupons and rebates, $20,800 in 2004, and customer slotting fees $83,300 in 2004, as a reduction of sales and new store opening costs, $38,700 in 2004, are recorded as cost of goods sold in the period incurred in accordance with Emerging Issues Task Force (“EITF”) issue No. 01-09.

Net Income (Loss) Per Share – Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e. convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially dilutive securities, representing warrants and options to purchase 2,231,000, 35,948,548, and 35,073,548 shares of common stock for the years ended December 31, 2004, 2003 and 2002 are excluded in EPS as their effect would be anti-dilutive.

Research and Development – Research and development costs are expensed when incurred and amounted to $274,057, $216,185 and $210,985 for the years ended December 31, 2004, 2003 and 2002.

Advertising and Promotion – The Company complies with Emerging Issues Task Force (“EITF”) issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (EITF 01-9), whereby certain payments to customers are presented as a reduction of sales. These payments amounted to $1,735,300 in 2004.

Advertising – The Company expenses the cost of advertising as incurred. Advertising expenses amounted to $346,372, $491,374, and $559,797 for the years ended December 31, 2004, 2003 and 2002.

Deferred Rent – Deferred rent totaling $81,727 and $98,471 at December 31, 2004 and 2003, respectively, is included in accrued expenses. Deferred rent represents rental expense (recorded on a straight-line basis) in excess of actual rental payments to date.

Warrants - On December 31, 2004, the Warrant to purchase Series B Convertible Preferred Stock was not exercised and accordingly, expired. As the Warrants were initially classified outside of equity and were recorded at fair value, the subsequent expiration of the warrants should be classified as charge to earnings in accordance with Statement of Financial Accounting Standards No. 150: “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Paragraph 45 of Statement of Financial Accounting Standards No. 150 states that because the contract gives the counterparty the choice of cash settlement or settlement in shares, public companies should report the proceeds from the issuance of put warrants as liabilities and subsequently measure the put warrants at fair value with changes in fair value reported in earnings.”

As the value of the Warrants did not fluctuate during their existence and if exercised, would have generated a fixed cash investment in the company, no charge to earnings was required in previous periods.

Guarantees - In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

Major Customers – During the fiscal years ended December 31, 2004, 2003 and 2002, the Company had sales to four customers in excess of 10% of the Company’s total net sales as shown in the following table.

Major Customers Table

	Customer One		Customer Two		Customer Three		Customer Four
		Accounts		Accounts		Accounts		Accounts
		Receivable		Receivable		Receivable		Receivable
		Balance		Balance		Balance		Balance
	Sales	Year-end	Sales	Year-end	Sales	Year-end	Sales	Year-end
December 31, 2004	$3,231,200	$722,295	$2,603,800	$174,538	$1,795,500	$81,628	$279,100	$227,001

December 31, 2003	$3,722,900	$229,501	$2,393,000	$189,512	$2,185,900	$101,260	$1,749,500	$1,502,459

December 31, 2002	$2,547,000	$438,200	$2,342,400	$185,439	$2,352,500	$241,539	$882,100	$754,799

The loss of any one of these customers could have a material adverse effect on the Company’s results of operations. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

Sale of Brand - During 2004, the Company sold all of the assets related to its aloe vera based product lines in an all cash transaction. The sale included two product lines sold primarily through health food stores and natural food supermarkets including aloe vera gel concentrate drinks and Aloe Vera 80® brand topical products. The transaction was completed on November 2, 2004 for a purchase price of approximately $1,285,787 and included all inventory, tangible and intangible personal property related to these two brands and resulted in a gain of approximately $1,055,647. The proceeds on the sale were used to reduce borrowings under the Credit Agreement.

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

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Net income (loss): As reported	$368,474	$(401,715)	$(1,896,618)

Add: Stock-based employee compensation expense included in reported net loss	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,704)	(8,066)	(333,710)

Pro forma	$362,770	$(409,781)	$(2,230,328)

Basic and Diluted net income (loss) per share: As reported	$0.00	$(0.02)	$(0.05)
Pro forma	$0.00	$(0.02)	$(0.06)

The fair value for each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Weighted Average Risk-Free Interest Rate	4.41 to 5.21%	4.41 to 5.21%	not applicable

Expected Life of an Option	5 years	5 years	not applicable

Expected Stock Volatility	76%	76%	not applicable

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Under this method, compensation expense is recognized for all share-based payments granted after July 1, 2005 and also for all awards granted prior to July 1, 2005 that remain unvested on the effective date. The adoption of this pronouncement will increase compensation expense under the modified prospective approach (e.g., the impact of outstanding grants which continue to vest plus future grants will result in more compensation expense relative to their previous approach under APB 25). The Company is still evaluating the amount of the increase to compensation expense.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

In December 2004, the FASB issued Statement Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets.” This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of three percent for tax years beginning in 2005 and increasing to nine percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company’s qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code. Due to the interaction of the law provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

     The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. The Company has no foreign earnings at this time and accordingly, has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company will examine this issue prior to undertaking any operations resulting in foreign source earnings.

2. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 2004 and December 31, 2003 consisted of the following:

	December 31, 2004	December 31, 2003
Raw Materials	$203,610	$208,615
Finished Goods	1,476,386	1,115,007

Subtotal	1,679,996	1,323,622
Less: Reserve for Excess and Obsolete Inventories	(81,311)	(77,251)

	$1,598,685	$1,246,371

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and December 31, 2003 consisted of the following:

	December 31, 2004	December 31, 2003
Building and improvements	$160,196	$160,196
Machinery and equipment	477,185	477,185
Automobiles	83,980	83,980

Total	721,361	721,361
Less accumulated depreciation and amortization	(626,471)	(559,476)

Property and equipment, net	$94,890	$161,885

Depreciation expenses amounted to $66,995, $75,436 and $86,218 for the fiscal years ended December 31, 2004, 2003 and 2002.

4. DEBT

Long-term debt consists of the following at December 31, 2004 and 2003.

	December 31, 2004	December 31, 2003
Line of Credit	$1,875,897	$2,231,778
Investor Notes with majority shareholder and other investors	112,345	162,345
Notes Payable due to a former stockholder’s estate; borrowings bear interest at 8% and are due in monthly installments of $2,832	5,609	37,735
Loan Agreement with majority shareholder and other investors	950,000	450,000

Total	2,943,851	2,881,858
Less line of credit and current portion of long-term debt	(2,943,851)	(2,876,249)

Long-term debt	$-0-	$5,609

Line of Credit – On January 27, 2000, the Company entered into a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”), which initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. In consideration of the extension of credit under the Loan Agreement on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit Agreement and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. On November 6, 2003, the terms of the Credit Agreement were modified to extend the maturity date until March 31, 2004 and on March 29, 2004; the terms of the Credit Agreement were modified to extend the maturity date until December 31, 2005 . Borrowings under the Credit Agreement, which totaled $1,875,897 at December 31, 2004, are collateralized by substantially all assets of the Company. At December 31, 2004 the prime rate was 5.25% and the interest charge under the Credit Agreement was 9.75%. The Credit Agreement contains covenants, which, among other things, require that certain financial ratios be met. As of December 31, 2004, the Company was in compliance with all covenants. Available borrowings under the Credit Agreement were $278,434 at December 31, 2004.

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

The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company’s Common Stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company’s common stock for the ten trading days prior to the date of receipt of notice of conversion. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company’s Common Stock based on the then fair market value of $0.32. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, Health Holdings converted into Common Stock all of the Company’s Investor Notes due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. On August 8, 2002, one investor (a member of the Board of Directors) converted debt of $50,000 which was due September 11, 2002 plus accrued interest of $427 into Common Stock, receiving a total of 720,392 shares of the Company’s Common Stock based on the then fair market value of $0.07.

On August 21, 2003, the terms of the remaining outstanding Investor Notes totaling $202,345 were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. On September 23, 2004 payment terms on these Notes were modified to December 31, 2004. As of December 31, 2004, there is $112,345 outstanding on the Investor Notes and the Company was in default of the payment provisions of the Notes. On March 25, 2005, the payment provisions of the Investor Notes was amended to require a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest due December 31, 2005. In addition, the conversion provision of the Investor Note allowing the holder to convert outstanding Notes to the Company’s Common Stock and a predetermined price was eliminated. See Note 12, Subsequent Event.

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and certain other lenders (the “Lender Group”), pursuant to which the Lender Group agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000. All advances under the Loan Agreement bear interest at the rate of 15% per annum, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Wells Fargo Business Credit, Inc. (“Wells Fargo”). In consideration of the extension of credit under the Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2003 under the Credit and Security Agreement dated as of January 27, 2000.

On April 14, 2004, the terms of the Loan Agreement were modified by the Joinder of Bill D. Stewart, the Chief Executive officer of the Company, as a member of the Lender Group, subject to all of the terms and conditions of the Loan Agreement, and the Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the Lender Group advanced the Company an additional $100,000. On August 16, 2004, advances allowed under the Loan Agreement were increased to a total of $950,000 and the Lender Group advanced an additional $200,000 to the Company. There are no additional amounts available to advance under the Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2005. As of December 31, 2004 there is $950,000 outstanding under the Loan Agreement.

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

The Company had the right to redeem the Series B Convertible Preferred Stock at any time prior to December 31, 2004 if the Company received a bona fide offer from a third party to invest equity capital in the Company and the holders of the Series B Convertible Preferred Stock did not make a counter offer satisfying certain price requirements. No bona fide offer was made and the Company did not redeem the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a beneficial conversion feature of $2,000,000, which was recorded as a discount and is being amortized over seven years.

As part of this transaction (the “Private Equity Transaction”), the Company entered into a Management Services Agreement under which certain principals of Westgate or its affiliates will provide management and consulting services to the Company.

On December 31, 2004, the Warrants were not exercised and accordingly expired. As the Warrants were initially classified outside of equity and were recorded at fair value, the subsequent expiration of the warrants was classified as charge to earnings in accordance with Statement of Financial Accounting Standards No. 150: “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”

After the completion of the Private Equity Transaction, to accommodate the market rate conversion ratio of certain outstanding notes, the Company and Westgate agreed to adjust the conversion formula for the Series B Convertible Preferred Stock. In addition, Westgate and Health Holdings agreed that (i) the Company may grant additional options to purchase up to 1,250,000 shares of Common Stock to employees in accordance with the Naturade, Inc. 1998 Incentive Stock Option Plan, and (ii) Health Holdings would grant to Westgate a proxy to vote 1.041 shares of Common Stock owned by Health Holdings for each share of Common Stock issued on exercise of the new options.

The Company has used the net proceeds of the transactions for working capital and general corporate purposes.

6. STOCKHOLDERS’ EQUITY

Employee Stock Option Plan – In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock which may be subject to awards granted pursuant to the Plan. The actual amount of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,543,500 incentive options under the Plan at the weighted average exercise price per share of $0.14 as of December 31, 2004. These options expire seven years from the date of grant.

Director Stock Options – In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03.

Warrants – On January 2, 2002, the Company sold warrants to purchase 33,641,548 shares of Series B Convertible Common Stock. The aggregate purchase price of the warrants was $500,000 and the aggregate exercise price is $3.5 million. These warrants expired on December 31, 2004. This transaction is described more fully in Note 5, Private Equity Transaction.

In 1999, the Company granted 600,000 warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 5, the holders of the warrants agreed they would be exercisable for Non-Voting Common Stock.

A summary of the Company’s outstanding stock options activity is as follows:

		Weighted
		Average		Weighted Average
	Number of	Exercise Price	Number	Exercise
	Shares	per Share	Exercisable	Price
January 1, 2002	1,515,000	$0.98	1,052,750	$1.08

Granted	-0-	$
Exercised	-0-
Expired	(683,000)	$1.01

Outstanding at December 31, 2002	832,000	$0.58	679,875	$0.56

Granted	1,025,000	$0.03
Exercised	-0-
Expired	(150,000)	$1.25

Outstanding at December 31, 2003	1,707,000	$0.19	771,000	$0.35

Granted	100,000	$0.08
Exercised	-0-
Expired	(176,000)	$0.08

Outstanding at December 31, 2004	1,631,000	$0.19	1,233,875	$0.24

The following table summarizes information about stock options outstanding at December 31, 2004

		Weighted
		Average	Weighted		Weighted Average
		Remaining	Average		Exercise Price
Range of	Options	Contract Life	Exercise	Options	for Exercisable
Exercise Prices	Outstanding	In Years	Price	Exercisable	Options
$0.025-0.100	975,000	6	$0.03	606,250	$0.03
$0.15-0.875	533,500	3	$0.29	505,125	$0.29
$1.03 - 1.13	122,500	2	$1.04	122,500	$1.04

	1,631,000		$0.19	$1,233,875	$0.24

A summary of the Company’s outstanding warrant activity is as follows:

		Weighted
		Average		Weighted Average
	Number of	Exercise Price	Number	Exercise
	Shares	per Share	Exercisable	Price
Outstanding at January 1, 2002	600,000	$1.00	600,000	$1.00

Granted	33,641,548	$0.10
Exercised	-0-	$-0-
Expired	-0-	$-0-

Outstanding at December 31, 2002	34,241,548	$0.12	34,241,548	$0.12

Granted	-0-	$-0-
Exercised	-0-	$-0-
Expired	-0-	$-0-

Outstanding at December 31, 2003	34,241,548	$0.12	34,241,548	$0.12

Granted	-0-	$-0-
Exercised	-0-	$-0-
Expired	(33,641,548)	$0.10

Outstanding at December 31, 2004	600,000	$1.00	600,000	$1.00

The following table summarizes information about warrants outstanding at December 31, 2004

Weighted
		Average	Weighted		Weighted Average
		Remaining	Average		Exercise Price
Range of	Warrants	Contract Life	Exercise	Warrants	for Exercisable
Exercise Prices	Outstanding	In Years	Price	Exercisable	Warrants
$1.00	600,000	5	$1.00	600,000	$1.00

7. INCOME TAXES

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Current
Federal	$0	$0	$0
State	800	800	800

Total current	$800	$800	$800

Deferred
Federal	0	0	0
State	0	0	0

Total deferred	0	0	0

Total provision	$800	$800	$800

The Company has no foreign operations and all international sales are transacted in the United States and paid in U.S. Dollars. As a result, the Company has no provision for foreign taxes.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes due to the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Computed tax (benefit) expense	$125,281	$(136,651)	$(644,578)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	9,209	6,674	1,783
Effect of gain on retirement of warrants	(204,027)	-0-	-0-
State income taxes, net of federal tax benefit	22,108	528	528
Federal/State true ups	44,095	-0-	-0-
State NOL disallowance and others	82,985	(32,124)	(285,207)
Change in valuation allowance	(79,651)	161,573	927,474
State minimum franchise tax	800	800	800

	$800	$800	$800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities were as follows:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
Current deferred tax assets (liabilities)
Uniform capitalization	$48,475	$46,872
Accounts Receivable	132,816	278,274
Accrued vacation	33,686	29,403
Inventory reserve	32,524	30,900
State taxes	272	272
Other	109,698	48,601
Valuation allowance	(357,470)	(434,322)

Total current	—	—

Non-current deferred tax assets (liabilities):
Net operating losses and credit carry forwards	6,944,652	6,954,058
Depreciation	8,604	17,790)
Stock option	0	0
Other	0	0)
Valuation allowance	(6,953,256)	(6,971,848)

Total non-current	—	—

Total	$—	$—

As of December 31, 2004, the Company had federal net operating loss carry forwards of approximately $19,500,000 that begin expiring in December 2017 and state net operating loss carry forwards of $5,400,000, which begin expiring in December 2005. A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Federal Tax Law IRC Section 382, certain significant changes in ownership that the Company may undertake may restrict the future utilization of these tax loss carry forwards.

8. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Employment Agreements – The Company has an employment agreement with its chief executive officer (CEO) that began in March 1998 with an original four year term. As amended, the agreement provides for an annual salary of $225,000. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, the employment agreement with the Company’s CEO was amended to allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which would have vested by March 2, 2002, at an exercise price reduced to $0.1477 per share, which equals the terms of the Private Equity Transaction. In addition, the employment agreement was extended to December 31, 2003 and subsequently, extended to December 31, 2005.

In July 2003, Mr. Kasprisin, Chief Financial Officer, entered into an employment agreement with the Company, which can be terminated without cause by either party upon 30 days’ notice. Mr. Kasprisin is entitled to severance equal to six months base pay should he be terminated without cause by the Company. Pursuant to the employment agreement, Mr. Kasprisin is entitled to a base salary of $160,000 per year and a bonus based upon his base salary. In addition, Mr. Kasprisin has been granted options to purchase up to 150,000 shares of Common Stock, which options vest in equal quarterly amounts on each of the first eight quarters of his employment. In June 2004, Mr. Kasprisin’s employment agreement was amended in connection with his promotion to Chief Operating Officer, increasing the base compensation to $178,000 per year, adding a vehicle allowance of $300 per month and granting options to purchase an additional 50,000 of Common Stock, which options vest in eight equal quarterly amounts.

In June 2004, Mr. Zreik, Chief Operating Officer, was promoted to Executive Vice President of Sales. In connection therewith, Mr. Zreik entered into an employment agreement with the Company that can be terminated without cause by either party upon 30 days’ notice. Mr. Zreik is entitled to severance equal to six month’s base pay should he be terminated without cause by the Company. Pursuant to the employment agreement, Mr. Zreik is entitled to a base salary of $150,000 per year, a vehicle allowance of $300 per month and a bonus based upon his base salary. In addition, Mr. Zreik has been granted options to purchase up to 50,000 shares of Common Stock, which options vest in eight equal quarterly amounts.

Consulting Agreements – The Company is a party to a consulting agreement with an affiliate of its majority stockholder, Health Holdings, for $300,000 per year payable quarterly. The agreement is automatically renewable for successive one-year terms so long as Health Holdings or any of its affiliates owns 25% or more of the Company. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 5, the Company entered into a management and consulting services agreement with Westgate, a principal stockholder, or its affiliates for $100,000 per year payable quarterly for an initial period of five years ending December 31, 2006. Both Health Holdings and Westgate elected to permanently forego payments on these consulting agreements in fiscal 2004 and 2003 as services under these agreements was not required during these periods.

Operating Leases – The Company rents property and equipment under certain noncancellable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of December 31, 2004 are as follows:

Year Ending December 31	Amount
2005	$441,813
2006	298,428

Total	$740,241

Rent expense charged to operations was $421,383, $458,687 and $457,230 for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal Proceedings.

From time to time, the Company is party to various other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company’s results of operations or financial condition.

9. 401(k) PLAN

The Company has a 401(k) plan that is available to all employees of the Company who meet certain age and length of service requirements. The plan provides for Company matching contributions equal to 25% of each employee participant’s contribution not to exceed 6% of the employee participant’s compensation. The Company’s contribution to the plan was $17,016, $14,538 and $13,763 for the years ended December 31, 2004, 2003 and 2002, respectively.

10. SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the CEO.

The Company’s reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. Operating segment data for the years ended December 31, 2004, 2003 and 2002 are as follows:

Distribution Channels

	Health Food	Mass	Total
Year ended December 31, 2004
Sales	$7,220,283	$6,921,198	$14,141,481
Cost of Sales	3,947,949	3,854,853	7,802,802

Gross Profit	$3,272,334	$3,066,345	$6,338,679

	Health Food	Mass	Total
Year ended December 31, 2003
Sales	$7,576,727	$8,749,569	$16,326,296
Cost of Sales	4,049,706	4,612,593	8,662,299

Gross Profit	$3,527,021	$4,136,976	$7,663,997

	Health Food	Mass	Total
Year ended December 31, 2002
Sales	$7,366,133	$7,050,218	$14,416,351
Cost of Sales	4,067,120	4,090,487	8,157,607

Gross Profit	$3,299,013	$2,959,731	$6,258,744

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the years ended December 31, 2004, 2003 and 2002 are as follows:

	United States	International	Total
Year ended December 31, 2004
Sales	$13,747,244	$394,237	$14,141,481
Cost of Sales	7,570,658	232,144	7,802,802

Gross Profit	$6,176,586	$162,093	$6,338,679

Year ended December 31, 2003
Sales	$16,091,995	$234,301	$16,326,296
Cost of Sales	8,515,755	146,544	8,662,299

Gross Profit	$7,576,240	$87,757	$7,663,997

Year ended December 31, 2002
Sales	$14,194,058	$222,293	$14,416,351
Cost of Sales	8,011,004	146,603	8,157,607

Gross Profit	$6,183,054	$75,690	$6,258,744

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary unaudited quarterly financial data from continuing operations for 2004 and 2003 is as follows:

	First	Second	Third	Fourth
Fiscal year ended December 31, 2004	Quarter	Quarter	Quarter	Quarter
Net Sales	$3,552,624	$3,343,906	$3,654,751	$3,590,200
Gross Profit	1,609,009	1,498,853	1,735,026	1,495,791
Operating Income (Loss)	(405,211)	(309,710)	59,535	(222,865)
Net Income (Loss)	(468,467)	(386,364)	(17,477)	1,240,782
Net Income (Loss) per share, basic	$(0.01)	$(0.01)	$(0.00)	$0.03
Net Income (Loss) per share, diluted	$(0.01)	$(0.01)	$(0.00)	$0.02
Weighted average shares outstanding, basic	44,651,170	44,651,170	44,651,170	44,651,170
Weighted average shares outstanding, diluted	44,651,170	44,651,170	44,651,170	60,927,793

	First	Second	Third	Fourth
Fiscal year ended December 31, 2003	Quarter	Quarter	Quarter	Quarter
Net Sales	$3,866,055	$4,082,684	$3,767,767	$4,609,790
Gross Profit	1,787,819	1,840,616	1,793,076	2,242,486
Operating Loss	(164,508)	(187,589)	(183,902)	316,598
Net loss	(192,659)	(234,437)	(236,375)	261,756
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$0.00
Weighted average shares outstanding, basic and diluted	44,651,170	44,651,170	44,651,170	44,651,170

12. Subsequent Event

     On March 25, 2005, the Company completed an amendment to the Investor Notes between Naturade, Inc and Other Investors dated August 2000. This amendment extended the payment terms of the Investor Notes requiring a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest payable on December 31, 2005. In addition, the conversion provision of the Investor Note allowing the holder to convert outstanding Notes to the Company’s Common Stock at a predetermined price was eliminated.

EXHIBIT INDEX

Exhibit No.	Document
2	Stock Purchase Agreement, dated as of December 15, 1997 (the “Stock Purchase Agreement”), by and among the Company, Allan Schulman, L.S. Smith, Dallas Gold & Silver Exchange, Inc. (“DGSE”), Barry M. Zwick and Health Holdings and Botanicals, Inc., incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on December 23, 1997.

3.1	Certificate of Incorporation of Naturade, Inc., together with Amendments and Certificate of Designations relating thereto, incorporated by reference to the Company’s Annual Report on Form 10-K filed for fiscal 1997 and the exhibits and attachments thereto.

3.2	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc. dated December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., dated December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Designation of Series B Convertible Preferred Stock, dated December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Registration Rights Agreement, dated as of December 15, 1997, by and between the Company and Health Holdings & Botanicals, Inc., incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K as filed on December 23, 1997.

10.1*	Consulting Agreement dated as of December 12, 1997, by and between the Company and Doyle & Boissiere LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 1997.

EXHIBIT INDEX (CONT)

Exhibit No.	Document
10.4	Form of Option Agreement for Purchase of Naturade, Inc. Common Stock for Directors, incorporated by reference to the Company’s Annual Report on Form 10— K filed for fiscal 1995 and the exhibits and attachments thereto.

10.15*	Naturade, Inc. 1998 Incentive Stock Option Plan, as amended, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.

10.16*	Incentive Stock Option Plan with Bill D. Stewart dated March 2, 1998, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1998.

10.19	Finance Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated as of March 17, 1999, incorporated by reference to Exhibit 10. 2 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1999.

10.20	Amendment No. 1 to Finance Agreement by and between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated June 1, 1999, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 1999.

10.21	Credit Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, Inc. dated as of August 9, 1999, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 1999

10.24	Credit and Security Agreement by and Between Naturade, Inc. and Wells Fargo Business Credit, Inc. dated as of January 27, 2000, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed for fiscal 1999.

10.25	Amendment No. 2 to Finance Agreement by and between Naturade, Inc. and Health Holdings and Botanicals, LLC dated as of March 17, 2000, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 2000.

10.26	Industrial Lease dated as of December 23, 1998 between the Company and The Irvine Company, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 2000.

10.27	Loan Agreement by and Between Naturade, Inc. and Health Holdings and Botanicals, LLC. and Wald Holdings, LLC. dated as of August 31, 2000, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 20, 2000.

10.28	Securities Purchase Agreement among Naturade, Inc., Westgate Equity Partners, L.P., and Health Holdings & Botanicals, LLC, dated as of December 20, 2001, incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.29	Registration Rights Agreement between Naturade and Westgate Equity Partners, L.P., dated as of January 2, 2002, incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.30*	Management Services Agreement between Westgate Group, LLC and Naturade, Inc. dated as of January 2, 2002, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.31	Voting Agreement between Westgate Equity Partners, L.P. and Health Holdings & Botanicals, LLC, dated as of January 2, 2002, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed January 3, 2002.

EXHIBIT INDEX (CONT)

Exhibit No.	Document
10.32*	Amended and Restated Employment Agreement between Naturade, Inc. and Bill D. Stewart, dated as of January 2, 2002, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.33	Fourth Amendment to Credit and Security Agreement and Waiver of Defaults between Naturade, Inc. and Wells Fargo Business Credit, Inc., dated as of December 20, 2001, incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.34	Amendment No. 3 to Finance Agreement between Naturade, Inc. and Health Holdings & Botanicals, LLC, dated as of January 2, 2002, incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.35	Letter agreement of Wells Fargo Business Credit, Inc. waiving rights arising from the Company’s defaults of covenants under the Credit and Security Agreement dated as of January 27, 2000, incorporated by reference to Exhibit 10.35 to the Company’s quarterly Report on Form 10-Q filed for the period ended March 31, 2000.

10.36	Sixth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of March 24, 2003, incorporated by reference to Exhibit 10.36 to the Company’s quarterly Report on Form 10-Q filed for the period ended September 30, 2003.

10.37	Consent and Mutual Release dated as of April 14, 2003, among the Company, Westgate Equity Partners, LLP and Health Holdings and Botanicals, LLC, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.38	Fifth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of September 19, 2002 incorporated by reference to Exhibit 10.38 to the Company’s quarterly Report on Form 10-Q filed for the period ended September 30, 2002.

10.39	Irrevocable Proxy between Health Holdings and Botanicals, LLC and Westgate Equity Partners, LLP dated April 14, 2003, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.40	Loan Agreement by and between Naturade, Inc., Health Holdings and Botanicals, LLC and David A. Weil dated April 14, 2003, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.41	Waiver of Preferential Dividends by Holders of Series B Convertible Preferred Stock by Westgate Equity Partners, L.P dated April 14, 2003, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.42	Seventh Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of April 15, 2003, incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on April 25, 2003.

10.43	Eighth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of November 6, 2003, incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K filed on November 6, 2003.

10.44	Ninth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated as of March 29, 2004 incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.45*	First Amendment to Amended and Restated Employment Agreement between Naturade, Inc. and Bill D. Stewart dated March 29, 2004 incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.46	Joinder to Loan Agreement of Naturade, Inc. dated as of April 13, 2003 by and among Bill D. Stewart and the lenders listed therein, incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.47	Subordination Agreement as of April 14, 2004 by Bill D. Stewart for the benefit of Wells Fargo Business Credit, Inc, incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.48	Secured Promissory Note for $100,000 by Naturade, Inc. payable to Bill D. Stewart, dated April 14, 2004, incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.49	Secured Promissory Note for $100,000 by Naturade, Inc. payable to Health Holdings & Botanicals, LLC, dated April 14, 2004, incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.50	Secured Promissory Note for $25,000 by Naturade, Inc. payable to David Weil, dated May 3, 2004, incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on May 5, 2004.

EXHIBIT INDEX (CONT)

Exhibit No.	Document
10.51	Secured Promissory Note for $75,000 by Naturade, Inc. payable to Health Holdings & Botanicals, LLC, dated May 3, 2004, incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed on May 5, 2004.

10.52	Tenth Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc., dated May 10, 2004, incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 10-Q filed on May 13, 2004.

10.53*	Revised Employment Agreement between Naturade, Inc. and Stephen M. Kasprisin, dated as of June 1, 2004, incorporated by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on June 11, 2004.

10.54*	Revised Employment Agreement between Naturade, Inc. and Marwan Zreik, dated as of June 1, 2004, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on June 11, 2004.

10.55	Asset Purchase Agreement Dated November 2, 2004, between L.O.D.C. Group, LTD and Naturade, Inc, incorporated by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K filed on November 81, 2004.

**10.56	Eleventh Amendment to Credit and Security Agreement between Naturade, Inc. and Wells Fargo Business Credit Inc. dated November 2, 2004.

**10.57	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated April 13,2003, between Health Holdings & Botanicals, LLC, and Naturade, Inc.

**10.58	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated April 14,2004, between Health Holdings & Botanicals, LLC, and Naturade, Inc.

**10.59	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated May 13,2004, between Health Holdings & Botanicals, LLC, and Naturade, Inc.

**10.60	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated August 16, 2004, between Health Holdings & Botanicals, LLC, and Naturade, Inc.

**10.61	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated April 13, 2003, between David A. Weil, and Naturade, Inc.

**10.62	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated May 3, 2004, between David A. Weil, and Naturade, Inc.

**10.63	First Amendment dated as of January 26, 2005, to Secured Promissory Note dated May 3, 2004, between Bill D. Stewart, and Naturade, Inc.

**10.64	Third Amendment to Loan Agreement dated March 25, 2005, between Howard Shao and Naturade, Inc.

14	Naturade, Inc. Code of Financial Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.

**	Filed herewith.