Form 10-Q
period 2005-03-31
NATURADE INC
filed 2005-05-16
CIK 797167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 44,533,886 shares as of April 30, 2005.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2005

PART I. Financial Information

ITEM 1. Financial Statements

NATURADE, INC.

Balance Sheets
As of March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$209,381	$210,573
Accounts receivable, net	1,313,245	2,186,431
Inventories, net	1,250,249	1,598,685
Prepaid expenses and other current assets	422,023	268,810

Total current assets	3,194,898	4,264,499

Property and equipment, net	79,620	94,890
Other assets	42,002	42,002

Total assets	$3,316,520	$4,401,391

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,513,138	$2,666,425
Accrued expenses	665,347	513,544
Current portion of Notes Payable to Related Parties	1,062,345	1,067,954
Current portion of long-term debt	1,114,718	1,875,897

Total current liabilities	5,355,548	6,123,820

Total Liabilities	5,355,548	6,123,820

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B including accumulated preferred stock dividends of $753,742 at March 31, 2005 and $686,578 at December 31, 2004, less discount of $1,071,430 at March 31, 2005, and $1,142,858 at December 31, 2004, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 13,540,723 at March 31, 2005 and December 31, 2004 ($2,000,000 redemption value)	1,447,711	1,309,119

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at March 31,2005 and December 31, 2004	4,453	4,453
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at March 31, 2005 and December 31, 2004	0	0
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at March 31, 2005 and December 31, 2004	12	12

Additional paid-in capital	18,987,458	18,987,458
Accumulated deficit	(22,478,662)	(22,023,471)

Total stockholders’ deficit	(3,486,739)	(3,031,548)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,316,520	$4,401,391

See accompanying notes to financial statements.

NATURADE, INC

Statements of Operations for the Three Months
  Ended March 31, 2005 and March 31, 2004

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Net sales	$2,913,531	$3,552,624

Cost of sales	1,537,514	1,943,615

Gross profit	1,376,017	1,609,009

Costs and expenses:
Selling, general and administrative expenses	1,592,413	1,996,319
Depreciation and amortization	15,270	17,901

Total operating costs and expenses	1,607,683	2,014,220

Operating loss	(231,666)	(405,211)

Other expense:
Interest expense	85,807	66,921
Other expense (income)	(1,674)	(3,665)

Loss before provision for income taxes	(315,799)	(468,467)

Provision for income taxes	800	—

Net loss	(316,599)	(468,467)
Less:
Preferred Stock Dividend	(67,164)	(60,847)
Deemed Dividend	(71,428)	(71,429)

Net loss applicable to common shares	$(455,191)	$(600,743)

Basic and Diluted Loss per share	$(0.01)	$(0.01)

Weighted Average Number of Shares used in Computation of Basic and Diluted Loss per Share	44,651,170	44,651,170

See accompanying notes to financial statements

NATURADE, INC

Statements of Cash Flows for the Three Months
Ended March 31, 2005 and March 31, 2004

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	($316,599)	($468,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,270	17,901
Changes in assets and liabilities:
Accounts receivable	873,185	800,787
Inventories	348,436	182,281
Prepaid expenses and other current assets	(153,213)	(185,712)
Other assets	—	(6,000)
Accounts payable and accrued expenses	(1,483)	226,845

Net cash provided by operating activities:	765,596	567,635

Cash flows from financing activities:
Net borrowings under line of credit	(761,179)	(596,359)
Payments of long-term debt	(5,609)	(37,792)

Net cash used in financing activities:	(766,788)	(634,151)

Net decrease in cash and cash equivalents	(1,192)	(66,516)
Cash and cash equivalents, beginning of period	210,573	144,102

Cash and cash equivalents, end of period	$209,381	$77,586

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$40,226	$47,363
Taxes	$0	$0

Non-cash financing activities:
Preferred stock dividend accrued	$67,164	$60,847
Deemed dividend	$71,428	$71,429

See accompanying notes to financial statements

NATURADE, INC.

Notes to Financial Statements

1.	Basis of Presentation — The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein includes all adjustments necessary for the fair presentation of the financial statements. All such adjustments are of a normal recurring nature. These financial statements do not include all disclosures associated with the Company’s annual audited financial statements included in the Company’s Annual Report on Form 10-K and, accordingly, should be read in conjunction with such statements.

The Company’s financial statements have been prepared based upon the assumption that the Company will continue as a going concern. The Company’s independent registered public accounting firm has qualified their report on the Company’s financial statements for the fiscal year ended December 31, 2004 with a statement that substantial doubt exists as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from a negative outcome of this uncertainty.

2.	Inventories — Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Raw Materials	$183,339	$203,610
Finished Goods	1,148,221	1,476,386

Subtotal	1,331,560	1,679,996
Less: Reserve for Excess and Obsolete Inventories	(81,311)	(81,311)

	$1,250,249	$1,598,685

3.	Leases — The Company rents property and equipment under certain non-cancelable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of March 31, 2005 are as follows:

Year	Amount
2005 (April-December)	$337,169
2006	297,245
2007	13,007

Total	$647,421

4.	Loan Agreement with Majority Shareholders and Other Investors - In August 2000, the Company entered into a Loan Agreement (the “Investor Notes”) with Health Holdings & Botanicals, LLC (“ Health Holdings”), a principal shareholder of the Company and other investors (the “Lender Group”). The Investor Notes allowed for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding.

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

On April 14, 2004, the terms of the Loan Agreement were modified by the joinder of Bill D. Stewart, the Chief Executive Officer of the Company, as a member of the Lender Group, subject to all of the terms and conditions of the Loan Agreement, and the Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the Lender Group advanced the Company an additional $100,000. On August 16, 2004, advances allowed under the Loan Agreement were increased to a total of $950,000 and the Lender Group advanced an additional $200,000 to the Company. There are no additional amounts available to advance under the Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2005. As of March 31, 2005, there is $950,000 outstanding under the Loan Agreement.

5.	Line of Credit - On January 27, 2000, the Company entered into a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”), which initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. In consideration of the extension of credit under the Loan Agreement on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit Agreement and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. On November 6, 2003, the terms of the Credit Agreement were modified to extend the maturity date until March 31, 2004 and on March 29, 2004; the terms of the Credit Agreement were modified to extend the maturity date until December 31, 2005.

Borrowings under the Credit Agreement, which totaled $1,114,718 at March 31, 2005, are collateralized by substantially all assets of the Company. At March 31, 2005 the prime rate was 5.75% and the interest charge under the Credit Agreement was 10.25%. The Credit Agreement contains covenants, which, among other things, require that certain financial ratios be met. As of March 31, 2005, the Company was in compliance with all covenants. Available borrowings under the Credit Agreement were $136,761 at March 31, 2005.

6.	Private Equity Transaction - On January 2, 2002, the Company privately sold 13,540,723 shares of Series B Convertible Preferred Stock (the “Shares”) for $2 million, and warrants, which expire on December 31, 2004, to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock at an aggregate exercise price of $3.5 million (the “Warrants”), for $500,000. The Shares and Warrants were purchased by Westgate Equity Partners, L.P. (“Westgate”). The Series B Convertible Preferred Stock bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. The Series B Convertible Preferred Stock may be converted into Common Stock at any time at the option of the holder. On the seventh anniversary of its issuance, any unconverted shares of Series B Convertible Preferred Stock will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of Directors of the Company are elected exclusively by the holders of the Series B Convertible Preferred Stock voting as a separate class.

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

On December 31, 2004, the Warrants were not exercised and accordingly expired. As the Warrants were initially classified outside of equity and were recorded at fair value, the subsequent expiration of the warrants was classified as charge to earnings in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

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

The Company has used the net proceeds of the transactions for working capital and general corporate purposes.

7.	Stock-Based Compensation

Employee Stock Option Plan - In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s Common Stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s Common Stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,543,500 incentive options under the Plan at the weighted average exercise price per share of $0.18 as of March 31, 2005. These options expire seven years from the date of grant.

Director Stock Options - In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03.

Warrants - In 1999, the Company granted 600,000 warrants in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 6, the holders of the warrants agreed they would be exercisable for Non-Voting Common Stock. On December 31, 2004, the Warrants issued to Westgate in conjunction with the Private Equity Transaction described in Note 6, were not exercised and accordingly expired.

A summary of the Company’s outstanding stock options is as follows:

		Weighted
		Average		Weighted
		Exercise		Average
	Number of	Price per	Number	Exercise
	Shares	Share	Exercisable	price
Outstanding at December 31, 2004	1,631,000	$0.19	1,233,875	$0.24
Granted	0	$0
Excercised	0	$0
Expired	0	$0

Outstanding at March 31, 2005	1,631,000	$0.19	1,326,375	$0.21

The following table summarizes information about stock options outstanding at March 31, 2005:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
Range of	Options	Contract Life	Exercise	Options	for Exercisable
Exercise Prices	Outstanding	In Years	Price	Exercisable	Options
$0.025 - $0.08	1,230,000	6	$0.04	936,250	$0.04
$0.15 - $0.50	173,500	3	$0.21	162,625	$0.21
$0.75 - $1.13	227,500	1	$0.91	227,500	$0.91

	1,631,000	4	$0.19	1,326,375	$0.21

A summary of the Company’s outstanding warrants is as follows:

		Weighted
		Average		Weighted
		Exercise		Average
	Number of	Price per	Number	Exercise
	Shares	Share	Exercisable	price
Outstanding at December 31, 2004	600,000	$1.00	600,000	$1.00
Granted	0	0	0	0
Exercised	0	0	0	0
Expired	0	0	0	0

Outstanding at March 31, 2005	600,000	$1.00	600,000	$1.00

The following table summarizes information about warrants outstanding at March 31, 2005:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Warrants	Contract Life	Exercise	Warrants	for Exercisable
Range of Exercise Prices	Outstanding	In Years	Price	Exercisable	Warrants
$1.00	600,000	5	$1.00	600,000	$1.00

Pursuant to SFAS 123, Accounting for Stock Based Compensation, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Had the compensation cost for the Company stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts presented below:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss: As reported	$(316,599)	$(468,467)
Add: Stock-based employee compensation expense included in reported net loss	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(599)	(1,426)

Pro forma	$(317,198)	$(469,893)

Basic and Diluted
Net loss per share: As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)

8.	Segment Reporting - Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company has two reportable operating segments: health food specialty stores and mass market stores. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.

Operating segment data for the three months ended March 31, 2005 and March 31, 2004 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended March 31, 2005
Sales	$1,539,802	$1,373,729	$2,913,531
Cost of Sales	792,278	745,236	1,537,514

Gross Profit	$747,524	$628,493	$1,376,017

Three months ended March 31, 2004
Sales	$1,937,204	$1,615,420	$3,552,624
Cost of Sales	1,061,383	882,232	1,943,615

Gross Profit	$875,821	$733,188	$1,609,009

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three months ended March 31, 2005 and March 31, 2004 was as follows:

	United States	International	Total
Three months ended March 31, 2005
Sales	$2,872,833	$40,698	$2,913,531
Cost of Sales	1,513,293	24,221	1,537,514

Gross Profit	$1,359,540	$16,477	$1,376,017

Three months ended March 31, 2004
Sales	$3,366,822	$185,802	$3,552,624
Cost of Sales	1,844,204	99,411	1,943,615

Gross Profit	$1,522,618	$86,391	$1,609,009

During the three months ended March 31, 2005 and 2004, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
		Accounts		Accounts		Accounts
		Receivable		Receivable		Receivable
		Balance		Balance		Balance
	Sales	Qtr-end	Sales	Qtr-end	Sales	Qtr-end
Three Months ended March 31, 2005	$797,263	$263,197	$311,977	$141,999	$662,428	$226,492
Three Months ended March 31, 2004	$694,700	$313,251	$463,700	$163,127	$707,500	$228,861

9.	Guarantees -In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5,57 and /07 and rescission of FIN 34. The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of March 31,2005.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

     ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. Future results may be subject to numerous factors, many of which are beyond the control of the Company. Such risk factors include, without limitation, the risks set forth below under “Risk Factors”. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

All comparisons below are for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004.

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

          Within the broad soy foods market, Naturade’s principal product segment, meal replacement drinks has outperformed other categories. With many alternative products entering the market and reduced spending by Slim Fast®, the soy protein powder category flattened in 2003. The Company’s products include Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders, Naturade® protein powders, ReVivex™ healthy joint and arthritis pain relief products, Diet Lean ® products focused on the low carb dieter, SportPharma ® sports nutrition products and other niche dietary supplements. The Company’s products are sold in the mass market consisting of supermarkets (e.g., Kroger, Fred Meyer, Safeway, Albertson’s and Ahold), mass merchandisers (e.g., Wal-Mart and Shopko), club stores (e.g., Sam’s Clubs, Costco and BJ’s Wholesale), and drug stores (e.g., American Drug and Snyder Drug), and the Health Food Market consisting of natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.

Major trends that affected the Company’s results of operations in 2005

•	Sale of Aloe Vera brand in November 2004 resulting in elimination of approximately $425,600 in revenues for these products from the quarter ended March 31, 2005.

•	General softness in the grocery segment related to competition from Wal-Mart and club stores moving consumers from historical purchasing patterns.

•	Discontinuance of ready-to-drink line resulting in a reduction of $45,072 in sales for the quarter ended March 31, 2005.

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

          Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A, No. 101B and No. 104. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under the Company’s arrangements with customers or otherwise comply with the terms of the purchase order; (3) confirm pricing through the customer purchase order and; (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

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

          Accounts Receivable and Allowances for Uncollectible Accounts. Accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Accounts receivable are stated net of applicable reserves for returns and allowances, billbacks and doubtful accounts. The Company regularly reviews and monitor individual account receivable balances to determine if the reserve amounts are appropriate and provides for an allowance for uncollectible accounts by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.

Results of Operations

          The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar Increase (Decrease)
	Quarter Ended March 31,		Quarter Ended March 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	(18.0%)	(8.1%)
Gross profit	47.2%	45.3%	(14.5%)	(10.0%)
Selling, general and administrative expenses	55.2%	56.7%	(20.2%)	3.2%
Operating loss	(8.0%)	(11.4%)	(42.8%)	(146.3%)
Other loss	(2.9%)	(1.8%)	(33.0%)	(131.3%)
Loss before provision for income taxes	(10.9%)	(13.2%)	(32.6%)	(144.2%)
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(10.9%)	(13.2%)	(32.4%)	(143.2%)

          Net Sales

          Net sales for three months ended March 31, 2005 decreased $639,093, or 18.0%, to $2,913,531 from $3,552,624 for the same period in 2004. The decrease in net sales is due principally to the lack of sales related to Aloe Vera products, which totaled $425,600 in the 3 months ended March 31, 2004, as a direct result of the sale of this brand in November 2004. In addition, the Company’s ready-to-drink line, which accounted for $45,072 in the quarter ended March 31, 2004, was discontinued in mid 2004 due to slow turns at retail. The remaining reduction in net sales is due principally to a general softness in grocery channel sales due to a general decline in meal replacement product sales partially offset by new product sales during the period.

          Mass Market Net Sales. For the three months ended March 31, 2005, mass market net sales decreased $241,691, or 14.6%, to $1,373,729 from $1,651,421 for the three months ended March 31, 2004. The decrease in net sales during the period is principally related to softness in the grocery channel partially offset by new product sales during the period. In addition, approximately $61,188 of the sales decline is related to a pricing change at a major mass market customer.

          Health Food Net Sales. For the three months ended March 31, 2005, health food channel net sales decreased $397,402, or 20.5%, to $1,539,802 from $1,937,204 for the three months ended March 31, 2004. The sales decline is principally related to the lack of sales of Aloe Vera products, which accounted for $425,600 in the period ended March 31, 2004, as a result of the sale of this brand in November 2004 partially offset by new product sales during the period.

          Channels of Distribution On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 52.9% for the health food channel and 47.1% for the mass market channel for the three month period ended March 31, 2005 as compared to 54.5 % and 45.5%, respectively, for the same period in 2004. The change in sales by channel is principally related to the lack of Aloe Vera products which are principally sold in the health food channel.

          For the three months ended March 31, 2005, domestic net sales decreased $493,989, or 14.7%, to $2,872,833 from $3,366,822 for the three months ended March 31, 2004. The decrease in domestic net sales is principally due to the softness in the mass market channel and the lack of Aloe Vera product sales and the discontinuance of our ready-to-drink line, offset by new product sales discussed previously. For the three months ended March 31, 2005, international sales decreased $145,104, or 78.1%, to $40,698 from $185,802. The decrease in international sales is principally related to the initial stocking of a new distributor in the quarter ended March 31, 2004.

          Gross Profit

          Gross profit as a percentage of net sales for the three months ended March 31, 2005 increased 14.5% to 47.2% of net sales, from 45.3% for the three months ended March 31, 2004. The increase in gross profit as a percentage of sales is related to the higher gross margin on new products as compared to products sold during the quarter ended March 31, 2004.

          Operating Cots and Expenses

          Operating costs and expenses for the three months ended March 31, 2005 decreased $406,537 to $1,607,683, or 55.2% of net sales, from $2,014,220, or 56.7% of net sales, for the three months ended March 31, 2004. This decrease is primarily due to decreased promotional expenses related to club store sales as a result of lower sales during the previous quarter versus the same period in 2004. Club store shipments were significantly lower in the fourth quarter of 2004 versus 2003 resulting in less retail promotional support required in the first quarter of 2005. As a percent of sales, brand expenses were 18.8% and 16.4%, respectively, for the three months ended March 31, 2005 and 2004. The increase in brand expenses, as a percent of net sales, is primarily due to the lower net sales during the quarter coupled by the previously discussed decrease in club store promotional costs and slotting expenses for the introduction of the ReVivex line.

          In addition, the Company undertook an aggressive costs reduction program during the quarter ended March 31, 2005 in order to partially offset the effects of reduced net sales. Operating expenses, before brand expenses, declined $103,500, or 9.4% from $1,099,900 to $996,400 as result of the costs elimination principally in the area of head count reductions. In addition, the Company’s senior management team voluntarily reduced their salaries temporarily by 10% for an indefinite period of time.

          Interest Expense

          Interest expense for the three months ended March 31, 2005 increased $18,886 compared to the three months ended March 31, 2004 principally due to borrowings on the Loan Agreement with related parties, more fully explained in Note 4, coupled with increased average borrowings on the Company’s credit facility.

Liquidity and Capital Resources

          The Company’s operating activities provided cash of $765,596 in the three months ended March 31, 2005, compared to cash provided of $567,635 from operating activities in the three months ended March 31, 2004. This increase in cash provided from operating activities is primarily due to the reduction in the Company’s operating loss of $151,868 an increase in cash provided by the reduction of accounts receivable $72,398 related to collections during the quarter, and a reduction in inventory of $166,155 related to a planned inventory reduction program, partially offset by the increase in cash used by accounts payable and accrued expenses $228,328 related to normal payment of vendor terms.

          Net cash provided by inventories was $348,436 for the three months ended March 31, 2005 compared to net cash provided by inventories of $182,281 for the three months ended March 31, 2004. Management elected to reduce inventories during the first quarter of 2005 in order to offset reduced sales forecasted for the period.

          Net cash provided by accounts receivable was $873,185 for the three-month period ended March 31, 2005 compared to net cash provided from accounts receivable of $800,787 for the same period of 2004, principally due to increased collection efforts during the period coupled with lower sales on extended terms as a result of lower Club Store sales during the previous quarter. Club Store sales related to the annual weight loss promotion generally carry increased terms of an additional 30 days. General customer terms and the Company’s collection policies have remained constant.

          Net cash used by accounts payable and accrued expenses was $153,213 for the three month period ended March 31, 2005 compared to net cash used of $185,712 for the same period of 2004, principally due to the reduction of inventories during the period.

          There was no provision for excess and obsolete inventory for the three month periods ended March 31, 2005 and 2004.

          The Company’s working capital decreased $301,329 from ($1,859,321) at December 31,2004 to ($2,160,650) at March 31, 2005. This decrease was largely due to the decrease in receivables and inventory as a result of improved collections and a concentrated inventory reduction program partially offset by a decrease in borrowings on the Company’s credit facility.

          The Company’s cash used in financing activities of $766,788 for the three months ended March 31, 2005, compared to cash used in financing activities of $634,151 for the same period of 2004. The increase was the result of a net repayment under the Company’s credit facility.

          As of March 31, 2005, the Company was in compliance with all of the covenants of the Credit Agreement with Wells Fargo.

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2005, the Company had an accumulated deficit of $22,478,662, a net working capital deficit of $2,160,650 and a stockholders’ capital deficiency of $3,486,739, and had incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31,2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

          The Company’s liquidity would be adversely affected if the Company commits a default under the Credit Agreement and Wells Fargo exercises its right to terminate, or demand immediate payment of all amounts outstanding under the Credit Agreement as a result of a default. In addition, if the Company continues to incur declines in revenues, the Company could encounter a shortage in cash reserves required to meet current commitments. This could result in the Company being unable to obtain products necessary to fulfill customer orders. The Company has determined that it needs to seek additional capital during the next 12 months. The Company is seeking to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact of Contractual Obligations and Commercial Commitments

               The following summarizes the Company’s contractual obligations at March 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual
Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$2,177,063	$2,177,063	$-0-	$-0-	$0
Operating Leases	647,422	337,169	310,253	-0-	0
Employment Agreements	1,833,750	501,750	666,000	666,000	(a	)
Consulting Agreements	800,000	-0-	-0-	800,000	0

Total Contractual Cash Obligations	5,458,235	3,015,982	976,253	1,466,000	0
Series B Convertible Redeemable Preferred Stock	2,000,000	-0-	-0-	2,000,000	0

Total	$7,458,235	$3,015,892	$976,253	$3,466,000	$0

(a)	Employment agreement for Chief Operating Officer/Chief Financial Officer and Executive Vice President of Sales have indefinite terms.

New Accounting Pronouncements

          In December 2004, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first annual reporting period after June 15, 2005. The adoption of this pronouncement will increase compensation expense under the modified prospective approach (e.g., the impact of outstanding grants which continue to vest plus future grants will result in more compensation expense relative to their previous approach under APB 25). The Company is still evaluating the amount of the increase to compensation expense.

          In November 2004, the FASB issued SFAS No. 151 Inventory Costs. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SF AS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

          In December 2004, FASB issued SFAS No. 153 Exchanges of Nonmonetary Assets. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The- provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

          In October 2004, the American Jobs Creation Act of 2004 (the “Act”) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (“QPA”) and Foreign Earnings Repatriation (“FER”).

          The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of three percent for tax years beginning in 2005 and increasing to nine percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company’s qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code. Due to the interaction of the law provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision (benefit) for income taxes has not been determined at this time. FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (“FSP 109-1”) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

          The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. The Company has no foreign earnings at this time and accordingly, has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under this provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company will examine this issue prior to undertaking any operations resulting in foreign source earnings. The adoption of FIN 46R did not have a material impact on the Company’s financial statements.

Forward Looking Statements

          Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, many of which are beyond the control of the Company, including those discussed below under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those anticipated by the Company’s management. In addition, the information set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, describes certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unexpected events.

Risk Factors

          The short and long-term success of the Company is subject to a variety of risks, many of which are beyond the Company’s control and are substantial in nature. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to other information contained in this report and the Company’s Annual Report on Form 10K. This Form 10-Q contains forward-looking statements which are subject to a variety of risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

The Company may incur future losses which may affect its ability to continue as a going concern.

          At March 31, 2005, the Company had an accumulated deficit of $22,478,662, a net working capital deficit of $2,160,650 and a stockholders’ capital deficiency of $3,486,739. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment. Based on this situation, the Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements provided with this report have been prepared on the assumption that the Company will continue as a going concern and do not include material adjustments that would be necessary if it were to cease operation.

The Company’s success depends on current and ongoing financing.

          The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of March 31, 2005, the Company was in compliance with all loan covenants of its Credit Agreement. However, additional financing is made more difficult by the issuance of a going concern opinion since such opinion may lower creditor confidence in our company and lending entities may refuse to grant us a loan or line of credit, or if such loan or line of credit is granted, it may be granted only at a higher than average rate of interest.

The Company’s revenues are dependant on continued business from the Company’s key customers.

          The Company’s three largest customers together account for 60% of sales revenue for the quarter ended March 31, 2005. One mass market customer represented approximately 27% of Naturade’s total sales, and two health food distributors accounted for 33% of total sales during the quarter ended March 31,2005. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which cause our revenues to decline. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.

If the Company’s third-party manufacturers raise prices or do not comply with FDA manufacturing guidelines, the Company’s profits may be affected.

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

The Company is dependant upon third-party suppliers and manufacturers for its products.

          The Company depends on third party suppliers and manufacturers for its products. Any failure by third-party suppliers or manufacturers to deliver products may adversely affect the Company’s ability to deliver products to its customers in a timely manner. If the Company fails to deliver products in a timely manner, its customers may seek alternative sources for products provided by the Company. In addition the issuance of a going concern opinion by the Company’s independent registered public accounting firm may lower vendor confidence in the Company and they may refuse to provide products or do business with the Company, or may do so only on less favorable terms, which could cause the Company’s revenue to decline.

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

Restrictions or requirements imposed by government regulation could result in material harm to the Company’s results of operations and financial condition.

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

          Weight loss products are subject to increased regulatory scrutiny due to intensified campaigns by both FTC and FDA. FTC has specifically launched a nation-wide law enforcement sweep against companies making false weight-loss claims. This initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, encourage media outlets not to carry advertisements containing bogus weight-loss claims and to educate consumers to be on their guard against companies promising miraculous weight loss without diet or exercise. The FTC campaign identifies seven specific claims that they consider suspect, including: “Lose weight without diet or exercise”; “Eat what you want and lose weight”; “Weight loss will be permanent” (even when the user stops using the product); “Block the absorption of fat or calories, and lose substantial weight”; “Safely lose more than three pounds per week for a period of more than four weeks”; “Substantial weight loss for all users”; and “Diet patches, creams, wraps, earrings and other products worn on the body or rubbed into the skin that cause substantial weight loss.” If the FDA and FTC move beyond their current focus and more closely scrutinize weight loss products in the retail marketplace, there can be no assurance that this change in focus would not have an adverse effect on the sale of Naturade’s products.

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

The Company’s competitors may develop products that are more effective or less costly.

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

Future sales of equity securities could dilute the Company’s Common Stock..

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

The Company’s success depends on its ability to attract and retain qualified personnel.

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

     The Company, traditionally a marketer for the health food market, has recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant risks for the Company. Compared to sales in the health food market, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short-term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed the Company’s short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to the Company’s business.

Westgate and Health Holdings have majority control over the Company’s Common Stock.

     At March 31, 2005, Westgate beneficially owned, if converted, approximately 23.3 % of the Company’s Common Stock, Health Holdings beneficially owned 92.2 % of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 95.9% of the Company’s Common Stock. Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Westgate and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

The Company’s future success depends on its ability to develop and commercialize products.

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

The Company may face interruption of production and services due to increased security measures in response to terrorism.

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

The Company is subject to variability of quarterly results and, therefore, its results of operations for any period may not be indicative of future periods.

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

The Company may not have sufficient resources to address product liability exposure.

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

Adverse publicity may affect the Company’s ability to attract and retain distributors.

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

The Company may not be able to protect its intellectual property which could enable other companies to replicate its products.

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

          Currently, the Company has 20 U.S. trademarks as well as a California registration on two trademarks. The Company also maintains trademark registrations in approximately 11 foreign countries. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. It will evaluate and pursue potential infringement on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elects not to pursue them, the value of its trademarks could be substantially weakened. If the Company takes action to enforce its intellectual property rights, litigation may be necessary. Any such litigation could be very costly and could distract the Company’s personnel. Due to limited financial resources, the Company may be unable to pursue some litigation matters. In matters it does pursue, the Company can provide no assurance of a favorable outcome. An unfavorable outcome in any proceeding could have a material adverse effect on the Company’s business, financial condition and results of operations.

New products are expensive to introduce and may not be successful.

          Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors of currently existing products, as well as new formulations or configurations such as Diet Lean® and ReVivex®. The Company experiences significant costs in formulating new products, designing packaging and merchandising. While the Company conducts extensive market research to determine consumer trends in both the mass market and health food market, there can be no assurance that consumers and retailers will accept the Company’s new products. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

The Company’s stock price may be subject to significant fluctuations.

          Trading in the Company’s Common Stock is low in volume. The market price of the Company’s Common Stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of Common Stock and stock market price and volume fluctuations. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by the Company’s independent registered public accounting firm, which may cause our stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company’s Common Stock.

The Company may not be able to comply in a timely manner with Section 404 of the Sarbanes-Oxley Act of 2002, which could harm the Company’s operating results.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company’s earnings are not affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result a current lack of international purchases. As a result, the Company bears no risk of exchange rate gains or losses that may result in the future as a result of this financing structure. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.

          The Company’s long-term debt primarily consists of a $3.5 million line of credit originally entered into on January 27, 2000 a $950,000 Loan Agreement with a majority shareholder and other investors and $112,345 in Investor Notes. The line of credit bears interest at prime rate plus 4.5%. The Loan Agreement bears interest at 15% per annum and is due on December 31, 2005. The Investor Notes bear interest at 15% per annum with principal installments of $20,000 in July 15, 2005 and the remaining balance on December 31, 2005. However, given the fixed interest rate on the Loan Agreement and Investor Notes, interest rate changes generally will have no effect on the interest rates under the Loan Agreement, the Investor Notes or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the three month period ended March 31, 2005, the interest expense on the line of credit was $39,410. If the interest rate on the line of credit for the three month period ended March 31, 2005 had increased by one percent to prime rate plus 6.75%, this would result in an interest expense of $46,264.

ITEM 4. Controls and Procedures

          The Company’s management, with the participation of the Company’s Chief Executive Officer, Bill D. Stewart, and Chief Financial Officer, Stephen M. Kasprisin, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are at the reasonable assurance level in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report..

          Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such a simple errors or mistakes or intentional circumvention of the established process. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving our disclosure objectives.

          There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1. Legal Proceedings.

          NONE

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          NONE

ITEM 3. Defaults Upon Senior Securities.

          NONE.

ITEM 4. Submission of Matters to a Vote of Security Holders.

          NONE

ITEM 5. Other Information.

          NONE

ITEM 6. Exhibits

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Naturade, Inc., together with Amendments and Certificate of Designations relating thereto, incorporated by reference to the Company’s Annual Report on Form 10-K filed for fiscal 1997 and the exhibits and attachments thereto.

3.2	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc. dated December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., dated December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: May 16, 2005	By	/s/ Bill D. Stewart

Bill D. Stewart
Chief Executive Officer

DATE: May 16, 2005	By	/s/ Stephen M. Kasprisin

Stephen M. Kasprisin
Chief Financial Officer