Form 10-Q
period 2005-06-30
NATURADE INC
filed 2005-08-15
CIK 797167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 39,251,964 shares as of August 1, 2005.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2005

PART I. Financial Information
ITEM 1. Financial Statements
NATURADE, INC.
Balance Sheets
As of June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$260,428	$210,573
Accounts receivable, net	1,576,366	2,186,431
Inventories, net	951,042	1,598,685
Prepaid expenses and other current assets	313,965	268,810

Total current assets	3,101,801	4,264,499

Property and equipment, net	64,587	94,890
Other assets	42,002	42,002

Total assets	$3,208,390	$4,401,391

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,608,775	$2,666,425
Accrued expenses	595,635	513,544
Current portion of Notes Payable to Related Parties	1,237,345	1,067,954
Revolving Credit Facility	1,170,739	1,875,897

Total current liabilities	5,612,494	6,123,820

Total Liabilities	5,612,494	6,123,820

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B including accumulated preferred stock dividends of $822,586 at June 30, 2005 and $686,578 at December 31, 2004, less discount of $1,000,001 at June 30, 2005, and $1,142,858 at December 31, 2004, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 13,540,723 at June 30, 2005 and December 31, 2004 ($2,000,000 redemption value)	1,587,984	1,309,119

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 44,533,886 at June 30, 2005 and December 31, 2004	4,453	4,453
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at June 30, 2005 and December 31, 2004	0	0
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at June 30, 2005 and December 31, 2004	12	12

Additional paid-in capital	18,987,458	18,987,458
Accumulated deficit	(22,984,011)	(22,023,471)

Total stockholders’ deficit	(3,992,088)	(3,031,548)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,208,390	$4,401,391

See accompanying notes to financial statements.

NATURADE, INC
Statements of Operations for the Three Months and Six Months
     Ended June 30, 2005 and June 30, 2004

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$2,761,811	$3,343,906	$5,675,342	$6,896,530
Cost of sales	1,549,520	1,845,053	3,087,034	3,788,668

Gross profit	1,212,291	1,498,853	2,588,308	3,107,862

Costs and expenses:
Selling, general and administrative expenses	1,476,538	1,790,986	3,068,951	3,787,305
Depreciation and amortization	15,033	17,577	30,303	35,478

Total operating costs and expenses	1,491,571	1,808,563	3,099,254	3,822,783

Operating loss	(279,280)	(309,710)	(510,946)	(714,921)

Interest expense	87,568	77,277	173,375	144,198
Other expense (income)	(1,772)	(1,423)	(3,446)	(5,088)

Loss before provision for income taxes	(365,076)	(385,564)	(680,875)	(854,031)
Provision for income taxes	-0-	800	800	800

Net loss	(365,076)	(386,364)	(681,675)	(854,831)
Less:
Preferred stock dividend	(68,844)	(62,369)	(136,008)	(123,217)
Deemed dividend	(71,429)	(71,428)	(142,857)	(142,857)

Net loss applicable to common shares	$(505,349)	$(520,161)	$(960,540)	$(1,120,905)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares used in computation of basic and diluted loss per share	44,651,170	44,533,886	44,651,170	44,533,886

See accompanying notes to financial statements

NATURADE, INC
Statements of Cash Flows for the Six Months
Ended June 30, 2005 and June 30, 2004

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	($681,675)	($854,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,303	35,478
Changes in assets and liabilities:
Accounts receivable	610,065	1,011,030
Inventories	647,643	(143,972)
Prepaid expenses and other current assets	(45,155)	(126,097)
Other assets	0	(12,000)
Accounts payable and accrued expenses	24,441	463,174

Net cash provided by operating activities:	585,622	372,782

Cash flows from financing activities:
Net borrowings under line of credit	(705,158)	(732,754)
Proceeds from issuance of debt to related parties	175,000	300,000
Payments of long-term debt	(5,609)	(65,743)

Net cash used in financing activities:	(535,767)	(498,497)

Net increase (decrease) in cash and cash equivalents	49,855	(125,715)
Cash and cash equivalents, beginning of period	210,573	144,102

Cash and cash equivalents, end of period	$260,428	$18,387

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
Interest	$69,656	$90,843
Taxes	$800	$800

Non-cash financing activities:
Preferred stock dividend accrued	$136,008	$123,217
Deemed dividend	$142,857	$142,857
See accompanying notes to financial statements

NATURADE, INC.
Notes to Financial Statements
1.	Basis of Presentation — The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

2.	Inventories — Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Raw Materials	$216,017	$203,610
Finished Goods	816,336	1,476,386

Subtotal	1,032,353	1,679,996
Less: Reserve for Excess and Obsolete Inventories	(81,311)	(81,311)

	$951,042	$1,598,685

3.	Leases — The Company rents property and equipment under certain non-cancelable operating leases expiring in various years through 2006. Future minimum commitments under operating leases as of June 30, 2005 are as follows:

Year	Amount
2005 (July-December)	$241,150
2006	299,588
2007	15,320

Total	$556,028

4.	Loan Agreement with Majority Shareholders and Other Investors - In August 2000, the Company entered into a Loan Agreement (the “Investor Notes”) with Health Holdings and Botanicals, LLC (“ Health Holdings”), a principal shareholder of the Company, and other investors (the “Lender Group”). The Investor Notes allowed for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding.

The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) the average closing bid of the Company’s Common Stock for the ten trading days prior to the making of a Loan

Advance or (b) the average closing bid of the Company’s Common Stock for the ten trading days prior to the date of receipt of notice of conversion. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into Common Stock, receiving a total of 476,250 shares of the Company’s Common Stock based on the then fair market value of $0.32. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 6, Health Holdings converted into Common Stock all of the Company’s Investor Notes due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. On August 8, 2002, one investor (a member of the Board of Directors) converted debt of $50,000 which was due September 11, 2002 plus accrued interest of $427 into Common Stock, receiving a total of 720,392 shares of the Company’s Common Stock based on the then fair market value of $0.07.
On August 21, 2003, the terms of the remaining outstanding Investor Notes totaling $202,345 were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. On September 23, 2004 payment terms on these Notes were modified to December 31, 2004. On March 25, 2005, the payment provisions of the Investor Notes was amended to require a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest due December 31, 2005. In addition, the conversion provision of the Investor Note allowing the holder to convert outstanding Notes to the Company’s Common Stock at a predetermined price was eliminated. At June 30, 2005, there was $112,345 outstanding under the Investor Notes.
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
On June 3, 2005, the terms of the Loan Agreement were modified to increase the maximum advance to $1,550,000, and the Lender Group advanced an additional $175,000. Proceeds of the advances have been used for working capital. On July 27, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2006. As of June 30, 2005, there is $1,125,000 outstanding under the Loan Agreement. (See Note 10). On July 22, 2005, the due date on the Loan Agreement was extended from December 31, 2005 to December 31, 2006. (See Note 10.)
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
Borrowings under the Credit Agreement, which totaled $1,170,739 at June 30, 2005, are collateralized by substantially all assets of the Company. At June 30, 2005 the prime rate was 6.00% and the interest charge under the Credit Agreement was 10.50%. The Credit Agreement contains covenants, such as reporting requirements, maximum capital expenditures and restrictions on ownership change of control... As of June 30, 2005, the Company was in compliance with all covenants. Available borrowings under the Credit Agreement were $192,364 at June 30, 2005. On July 26, 2005, the Credit Agreement was paid in full (See Note 10).
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
On July 22, 2005 Westgate surrendered the Series B Convertible Preferred Stock for 4,200,000 shares of Series C Convertible Preferred Stock. (See Note 10).
7.	Stock-Based Compensation

Employee Stock Option Plan - In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s Common Stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the

Company’s Common Stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,540,00 incentive options under the Plan at the weighted average exercise price per share of $0.18 as of June 30, 2005. These options expire seven years from the date of grant.
Director Stock Options - In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03. These options expire on October 14, 2006.
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
A summary of the Company’s outstanding stock options is as follows:

		Weighted
		Average		Weighted
		Exercise		Average
	Number of	Price per	Number	Exercise
	Shares	Share	Exercisable	price
Outstanding at December 31, 2004	1,631,000	$0.19	1,233,875	$0.24
Granted	0	$0
Excercised	0	$0
Expired	3,500	$0.025

Outstanding at June 30, 2005	1,627,500	$0.18	1,627,500	$0.18

The following table summarizes information about stock options outstanding at June 30, 2005:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
Range of	Options	Contract Life	Exercise	Options	for Exercisable
Exercise Prices	Outstanding	In Years	Price	Exercisable	Options
$0.025 - $0.08	1,230,000	6	$0.04	1,230,000	$0.04
$0.15 - $0.50	170,000	3	$0.21	170,000	$0.21
$0.75 - $1.13	227,500	1	$0.91	227,500	$0.91

	1,627,500	4	$0.18	1,627,500	$0.18

A summary of the Company’s outstanding warrants is as follows:

		Weighted
		Average		Weighted
		Exercise		Average
	Number of	Price per	Number	Exercise
	Shares	Share	Exercisable	price
Outstanding at December 31, 2004	600,000	$1.00	600,000	$1.00
Granted	0	0	0	0
Exercised	0	0	0	0
Expired	0	0	0	0

Outstanding at June 30, 2005	600,000	$1.00	600,000	$1.00

The following table summarizes information about warrants outstanding at June 30, 2005:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Warrants	Contract Life	Exercise	Warrants	for Exercisable
Range of Exercise Prices	Outstanding	In Years	Price	Exercisable	Warrants
$1.00	600,000	5	$1.00	600,000	$1.00

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net loss: As reported	$(365,076)	$(386,364)	$(681,675)	$(854,831)
Add: Stock-based employee compensation expense included in reported net loss
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(599)	(280)	(1,198)	(560)

Pro forma	$(365,675)	$(386,644)	$(682,873)	$(855,391)

Basic and Diluted net loss per share:
As reported	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Pro forma	$(0.01)	$(0.01)	$(0.02)	$(0.03)
8.	Segment Reporting - Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
The Company has two reportable operating segments: health food specialty stores and mass market stores. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.
Operating segment data for the three and six months ended June 30, 2005 and June 30, 2004 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended June 30, 2005
Sales	$1,328,956	$1,432,855	$2,761,811
Cost of sales	707,697	841,823	1,549,520

Gross profit	$621,259	$591,032	$1,212,291

Three months ended June 30, 2004
Sales	$1,831,140	$1,512,766	$3,343,906
Cost of sales	1,044,872	800,181	1,845,053

Gross profit	$786,268	$712,585	$1,498,853

Six months ended June 30, 2005
Sales	$2,868,758	$2,806,584	$5,675,342
Cost of sales	1,499,975	1,587,059	3,087,034

Gross profit	$1,368,783	$1,219,525	$2,588,308

Six months ended June 30, 2004
Sales	$3,768,343	$3,128,187	$6,896,530
Cost of sales	2,106,255	1,682,413	3,788,668

Gross profit	$1,662,088	$712,585	$3,107,862

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and six months ended June 30, 2005 and June 30, 2004 was as follows:

	United States	International	Total
Three months ended June 30, 2005
Sales	$2,722,719	$39,092	$2,761,811
Cost of sales	1,528,632	20,888	1,549,520

Gross profit	$1,194,087	$18,204	$1,212,291

Three months ended June 30, 2004
Sales	$3,282,367	$61,539	$3,343,906
Cost of sales	1,807,222	37,831	1,845,053

Gross profit	$1,475,145	$23,708	$1,498,853

Six months ended June 30, 2005
Sales	$5,595,552	$79,790	$5,675,342
Cost of sales	3,041,925	45,108	3,087,034

Gross profit	$2,553,627	$34,681	$2,588,308

Six months ended June 30, 2004
Sales	$6,649,189	$247,341	$6,896,530
Cost of sales	3,651,426	137,242	3,788,688

Gross profit	$2,997,763	$100,759	$3,107,862

During the three and six months ended June 30, 2005 and 2004, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.
Major Customer Table

	Customer One		Customer Two		Customer Three
		Accounts		Accounts		Accounts
		Receivable		Receivable		Receivable
		Balance		Balance		Balance
	Sales	Quarter-end	Sales	Quarter-end	Sales	Quarter-end
Three Months ended June 30, 2005	$688,058	$443,691	$518,829	$362,473	$351,952	$126,956
Six Months ended June 30, 2005	$1,485,321	$443,691	$1,181,257	$362,473	$663,929	$126,956
Three Months ended June 30, 2004	$670,970	$347,595	$732,614	$244,603	$465,217	$255,620
Six Months ended June 30, 2004	$1,365,700	$347,595	$1,507,700	$244,603	$887,200	$255,620
9.	Guarantees -In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5,57 and /07 and rescission of FIN 34. The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.
Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of June 30, 2005.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.
10. Subsequent Events –
Master Investment Agreement
On July 22, 2005, the Company entered into a Master Investment Agreement (the “Master Investment Agreement”), by and among the Company, Health Holdings and Botanicals, LLC (“HHB”), Westgate Equity Partners, L.P. (“Westgate”), Quincy Investments Corp. (“Quincy”), Bill D. Stewart (“Stewart”) and David A. Weil (“Weil”), pursuant to which :
•	Quincy will negotiate, and arrange the financing for, the acquisition by the Company of selected assets of The Ageless Foundation, Inc. (“Ageless”), Symco, Inc. (“Symco”) and Symbiotics, Inc. (“Symbiotics”);

•	Quincy will remain a co-obligor on, and a principal of Quincy will personally guarantee, the payment of a portion of the purchase price of each such acquisition;

•	The Company will issue to Quincy (i) 30,972,345 shares of Common Stock, (ii) warrants to purchase 14,000,000 shares of Common Stock (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C Convertible Preferred Stock (the “Series C”) all in consideration of Quincy negotiating, and arranging the financing for the Company‘s acquisition of the selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction;

•	HHB will surrender the 41,054,267 shares of Common Stock held by it for conversion into (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of Common Stock (the “HHB Warrant”);

•	Westgate will surrender the 13,540,723 shares of Series B Convertible Preferred Stock (the “Series B”) held by it, including any accrued and unpaid dividends, for conversion into 4,200,000 shares of Series C;

•	HHB, Stewart and Weil (the “Noteholders”) will extend the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2005 to December 31, 2006;

•	The Company will grant to HHB, Westgate and Quincy certain registration rights with respect to the Common Stock issuable upon conversion of the Series C or exercise of the HHB Warrant or the Quincy Warrants; and

•	Quincy will grant to HHB and Westgate certain co-sale rights.
On a liquidation or sale of the Company, the holders of Series C will be entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends.

For each fiscal year, the holders of Series C will be entitled to receive a cash dividend equal to 20% of the amount, if any, by which the Company’s pre-tax profits for such year exceed $10 million, which dividend will be distributed within 120 days of the end of such fiscal year.

The Company will have the right to require the conversion of all shares of Series C into Common Stock at any time within ten days following a period of 20 consecutive trading days for which the closing bid price of the Common Stock equals or exceeds $1.50 per share (as adjusted).

Each holder of Series C will have the right, at such holder’s option, at any time after July 22, 2006, to convert any such shares initially into one share of Common stock at $1.00 per share. The number of shares of Common Stock will be increased to protect the holder against dilution in the event of a stock dividend, stock split, combination or reclassification or the issuance of Common Stock at a price less tha $1.00 per share (as adjusted).

On December 31, 2012, the Company will redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company is then legally able to do so.

Before the transactions contemplated by the Master Investment Agreement:
•	HHB owned 41,054,267 shares of Common Stock (or 92.2% of the outstanding Common Stock) and warrants to purchase 600,000 shares of Non-Voting Common Stock, none of which are outstanding. In addition, William B. Doyle, Jr. and Lionel P. Boissiere, each of whom is a director of the Company, is a principal and a managing member of Doyle & Boissiere Fund I, LLC, a controlling shareholder of HHB.

•	Westgate owned 13,540,723 shares of Series B (or 100% of the outstanding Series B), which was convertible into 13,540,723 shares of Common Stock. In addition, Jay W. Brown and Robert V. Vitale, each of whom is a director of the Company, is a principal with Westgate Group, LLC, the general partner of Westgate. Bill D. Stewart is the Chairman of the Board and the Chief Executive Officer of the Company, and David A. Weil is a director of the Company.

•	The Company was indebted to HHB, Stewart and Weil in the amount of $1,075,000, $100,000, and $75,000, respectively, under the Loan Agreement dated April 23, 2003.
Laurus Master Fund, Ltd.
On July 26, 2005, the Company entered into a Security and Purchase Agreement (the “Agreement”), by and between the Company, and Laurus Master Fund, LTD (“Laurus”), pursuant to which:
•	Laurus provided the Company a $4,000,000 convertible financing facility composed of a $3,000,000 revolving facility and a $1,000,000 term facility. The Indebtedness under the facility can be converted to the Company’s Common Stock at $0.80 per share, subject to mutually agreed upon amounts of the facility that may be converted from time to time and subject to certain provisions regarding the maximum amount of Common Stock that can be held by Laurus at any given time.

•	Indebtedness under the revolving facility are based upon 35% of eligible inventory and 90% of eligible accounts receivable.

•	The financing facility has a term of three years ending on July 26, 2008 and carries an interest rate of prime plus 2% per annum (8.25% at July 28, 2005), subject to certain reductions based upon growth of the Company’s stock price.

•	The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy, and will be repaid in 33 equal installments of $30,303 commencing November 1, 2005.

•	The Company is subject to certain reporting covenants such as the timely filing of financial reports with the Securities and Exchange Commission, monthly financial reporting deadlines and collateral reporting.

•	The loans are secured by all of the assets of the Company.

•	The Company used a portion of the proceeds of the facility to payoff its current bank credit facility and will utilize the remainder for working capital and future acquisitions.
In consideration for entering into the Agreement, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s Common Stock (subject to certain provisions to protect against dilution). The Laurus Option entitles the holder to purchase up to 8,721,375 shares of Common Stock, subject to certain limitations on the amount of Common Stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitles the holder to purchase up to 1,500,000 shares of Common Stock at a purchase price of $0.80 per share at any time on or after July 26, 2005 through July 26, 2010. The exercise price of the Laurus Option and the Laurus Warrant may be paid, at the option of Laurus, by the cancellation of indebtedness under the financing facility. In conjunction with the Agreement, Health Holdings and Botanicals, LLP, Bill D. Stewart and David A. Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2005 to December 31, 2006.
Acquisitions
On July 22, 2005, Quincy, Symco and Symbiotics entered into an Asset Purchase Agreement (the “Symco/Symbiotics Agreement”), pursuant to which Quincy has the right to acquire certain assets relating to Symco and Symbiotics’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable and the obligations under certain contracts, (b) pay all outstanding amounts owed under certain credit facilities, (c) issue a promissory note payable to Symco and Symbiotics in the principal amount of $2,000,000, (x) less the amount necessary to repay the credit facilities, and (y) subject to a working capital adjustment, (d) pay an additional $60,000 in cash fifteen (15) days after the closing date and an additional $60,000 every thirty (30) days thereafter until the note is paid in full and (e) for a three (3) year period following the closing date, Quincy would pay to Symco and Symbiotics ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $2,000,000 based on the sale of products for each 12 month period during the three year period.

On July 27, 2005, Quincy and Ageless entered into an Asset Purchase Agreement (the “Ageless Agreement”), pursuant to which Quincy has the right to acquire certain assets relating to Ageless’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable, (b) assume an obligation to an employee of the company in an amount equal to $600,000 and (c) issue a promissory note payable to Ageless in the principal amount of $700,000, subject to a working capital adjustment.

On July 28, 2005, pursuant to an Assignment and Assumption Agreement, Quincy assigned to the Company all of its right, title and interest in and to the Symco/Symbiotics Agreement and the Ageless Agreement, and the Company agreed to perform all of Quincy’s obligations under the Symco/Symbiotics Agreement and the Ageless Agreement. In connection with these transactions, the Company entered into consulting agreements with certain key employees of Symco/Symbiotics and Ageless. In addition, the Company is a co-maker on each of the promissory notes described above. Pursuant to the Consulting Agreement entered into by the Company and Naomi Balcombe (“Balcombe”), the founder of Ageless, (i) for a three (3) year period following the closing date, the Company shall pay to Balcombe ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $900,000 based on the sale of products for each 12 month period during the three year period and (ii) issued to Ms. Balcombe 1,800,000 shares of Common Stock. Pursuant to the Consulting Agreements entered into by the Company and Douglas Wyatt, the founder of Symco and Symbiotics, and David W. Brown, the President of Symco and Symbiotics, the Company issued to Messrs. Wyatt and Brown 2,850,000 shares and 150,000 shares, respectively, of Common Stock.
In connection with the foregoing transactions, the Company and Doyle & Boissiere LLC terminated that certain Consulting Agreement dated December 17, 1997, the Company and Westgate Group, LLC terminated that certain Management Services Agreement dated January 2, 2002, and HHB and Westgate terminated that certain Voting Agreement dated January 2, 2002.

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
All comparisons below are for the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004.
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
     Within the broad soy foods market, Naturade’s principal product segment, meal replacement drinks has outperformed other categories. With many alternative products entering the market and reduced spending by Slim Fast®, the soy protein powder category flattened in 2003. The Company’s products include Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders, Naturade® protein powders, ReVivex™ healthy joint and arthritis pain relief products, Diet Lean ® products focused on the low carb dieter, SportPharma ® sports nutrition products and other niche dietary supplements. The Company’s products are sold in the mass market consisting of supermarkets (e.g., Kroger, Fred Meyer, Safeway, Albertson’s and Ahold), mass merchandisers (e.g., Wal-Mart and Shopko), club stores (e.g., Sam’s Clubs, Costco and BJ’s Wholesale), and drug stores (e.g., American Drug, Walgreen’s Drug, and Snyder Drug), and the Health Food Market consisting of natural food supermarkets (e.g., Whole Foods and Wild Oats) and over 5,000 independent health food stores.
Major trends that affected the Company’s results of operations in 2005
•	The sale of the Aloe Vera brand in November 2004 resulted in the elimination of approximately $497,790 and $911,923 in revenues for these products from the quarter and six months ended June 30, 2005, respectively.

•	The general softness in the grocery segment related to competition from Wal-Mart and club stores moved consumers from historical purchasing patterns.

•	The discontinuance of the ready-to-drink line resulted in a reduction of $106,770 and $243,661 in sales for the quarter and six months ended June 30, 2005, respectively.

•	The emergence and subsequent decline in consumer demand for low carbohydrate products resulted in a modification of the Company’s Naturade Total Soy line to a low carbohydrate formula in late 2004 and the subsequent re-introduction of the Company’s original formula in May 2005. This resulted in restocking charges, product returns and revenue declines related to conversion of retailer inventory back to the original formula.

•	The removal of Vioxx® and Bextra® prescription arthritis medications by the Food and Drug Administration resulted in consumer demand for natural pain relief products. The Company took advantage of this demand with the introduction of the ReVivex® line of products into approximately 20,000 retail outlets by June 30, 2005.
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
     Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A, No. 101B and No. 104. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, we: (1) input orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under the Company’s arrangements with customers or otherwise comply with the terms of the purchase order; (3) confirm pricing through the customer purchase order and; (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.
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

	Percent of Net Sales		Percentage Dollar Increase (Decrease)
	Six months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	(17.7%)	(13.2%)
Gross profit	45.6%	45.1%	(16.7%)	(14.3%)
Selling, general and administrative expenses	54.1%	54.9%	(19.0%)	(3.9%)
Operating loss	(9.0%)	(10.4%)	(28.5%)	(103.3%)
Loss before provision for income taxes	(12.0%)	(12.4%)	(20.3%)	(100.7%)
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(12.0%)	(12.4%)	(20.3%)	(100.5%)

     Net Sales
     Net sales for three months ended June 30, 2005 decreased $582,095, or 17.4%, to $2,761,811 from $3,343,906 for the same period in 2004. For the six months ended June 30, 2005, net sales decreased $1,221,188, or 17.7%, to $5,675,342 from $6,896,530 from the same period in 2004. The decrease in net sales is due principally to the lack of sales related to Aloe Vera products, which totaled $497,800 and $911,923, respectively, in the three and six month periods ended June 30, 2004, as a direct result of the sale of this brand in November 2004. In addition, the Company’s ready-to-drink line, which accounted for $106,770 and $243,661, respectively in the three and six month periods ended June 30, 2004, was discontinued in mid 2004 due to slow turns at retail.
     Mass Market Net Sales. For the three months ended June 30, 2005, mass market net sales decreased $79,911, or 5.3%, to $1,432,855 from $1,512,766 for the three months ended June 30, 2004. For the six month period ended June 30, 2005, mass market net sales decreases $321,603, or 10.3%, to $2,806,584 from $3,128,187 from the same period in 2004. The decrease in net sales during the period is principally related to softness in the grocery channel partially offset by new product sales of ReVivex® during the period.
     Health Food Net Sales. For the three months ended June 30, 2005, health food channel net sales decreased $502,183, or 27.4%, to $1,328,956 from $1,831,139 for the three months ended June 30, 2004. For the six month period ended June 30, 2005, health food net sales decreased $899,585, or 23.9%, to $2,868,758 from $3,768,345 for the same period in 2004. The sales decline is principally related to the lack of sales of Aloe Vera products, which accounted for $497,800 for the quarter ended June 30, 2004 and $911,923 for the six months ended June 30, 2004, as a result of the sale of this brand in November 2004 partially offset by new product sales of ReVivex® during the period.
     Channels of Distribution On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 48.1% for the health food channel and 51.9% for the mass market channel for the three month period ended June 30, 2005 as compared to 54.8 % and 45.2%, respectively, for the same period in 2004. For the six month period ended June 30, 2005, health food channel sales were 50.5% and mass market channel sales were 49.5% as compared to 54.6% and 45.4% respectively, for the same period in 2004. The change in sales by channel is principally related to the lack of Aloe Vera products which are principally sold in the health food channel.
     For the three months ended June 30, 2005, domestic net sales decreased $559,648, or 17.1%, to $2,722,719 from $3,282,367 for the three months ended June 30, 2004. For the six month period ended June 30, 2005, domestic net sales decreased $1,053,637, or 15.8%, to $5,595,552 from $6,649,189 for the same period in 2004. The decrease in domestic net sales is principally due to the softness in the mass market channel, the lack of Aloe Vera product sales and the discontinuance of our ready-to-drink line, offset by new product sales of ReVivex®. For the three months ended June 30, 2005, international sales decreased $22,447, or 36.5%, to $39,092 from $61,539. International sales for the three month period ended June 30, 2005 decrease principally due to softness in the Canadian market for the Company’s products. The Company is currently investigating alternatives to its current distributors in order to expand the Canadian market. For the six month period ended June 30, 2005, international net sales decreased $167,551 or 67.7% to $79,790 from $247,341 in the same period of 2004. International sales decreased in the six month period due principally to pipeline fill related to a new distributor in Canada during the same period of 2004 coupled with the softness of the Canadian market described above.

     Gross Profit
     Gross profit as a percentage of net sales for the three months ended June 30, 2005 decreased 0.9% to 43.9% of net sales, from 44.8% for the three months ended June 30, 2004. The decrease for the quarter is due principally to higher vendor costs for raw material as a result of the Company’s cash position during the quarter. Gross profit for the six month period ended June 30, 2005 increased 0.5% to 45.6% from 45.1% for the same period in 2004. The increase in gross profit as a percentage of sales is related to the higher gross margin on new ReVivex® products introduced during the first six months of 2005 as compared to the products sold during the same period of 2004.
     Operating Costs and Expenses
     Operating costs and expenses for the three months ended June 30, 2005 decreased $316,992 to $1,491,571, or 54.0% of net sales, from $1,808,563, or 54.1% of net sales, for the three months ended June 30, 2004. For the six month period ended June 30, 2005, operating costs and expenses decreased $723,529 to $3,099,254, or 54.6% of net sales, from $3,822,783, or 55.4% of net sales, for the same period in 2004. This decrease is primarily due to an aggressive costs reduction program undertaken by the Company during the six months ended June 30, 2005 in order to partially offset the effects of reduced net sales. Operating expenses, before brand expenses, declined $581,500, or 27.0% from $2,168,700 to $1,587,200 as result of the costs elimination principally in the area of head count reductions. In addition, the Company’s senior management team voluntarily reduced their salaries temporarily by 10% for an indefinite period of time.
     Interest Expense
     Interest expense for the three and six month periods ended June 30, 2005 increased $10,291 and $29,177 respectively compared to the same period in June 30, 2004 principally due to increased borrowings on the Loan Agreement with related parties, more fully explained in Note 4, partially offset by decreased average borrowings on the Company’s credit facility during the second quarter of 2005.
Liquidity and Capital Resources
     The Company’s operating activities provided cash of $585,622 in the six months ended June 30, 2005, compared to cash provided of $372,782 from operating activities in the six months ended June 30, 2004. This increase in cash provided from operating activities is primarily due to the reduction in the Company’s operating loss of $173,156 and a decrease in inventories providing an increase in cash of $791,615, partially offset by an decrease in cash provided by accounts receivable of $400,966.
     Net cash provided by inventories was $647,643 for the six months ended June 30, 2005, compared with net cash used in inventories of $143,972 for the six month ended June 30, 2004. Management elected to reduce inventories during the first six months of 2005 in order to offset reduced sales forecasted for the period.
     Net cash provided by accounts receivable was $610,064 for the six-month period ended June 30, 2005 compared to net cash provided from accounts receivable of $1,011,030 for the same period of 2004, principally due to lower sales in the last quarter of 2004 as compared to the last quarter of 2003 coupled with lower sales during the six month period ended June 30, 2005 as compared to the six month period ended June 30, 2004. General customer terms and the Company’s collection policies have remained constant.
     Net cash provided by accounts payable and accrued expenses was $24,441 for the six month period ended June 30, 2005 compared to net cash provided of $463,174 for the same period of 2004, principally due to the continued planned reduction of inventories during the period which resulted in a reduction of vendor account balances.
     There were no changes in the provision for excess and obsolete inventory for the six month periods ended June 30, 2005 and 2004.

     The Company’s working capital deficit increased $651,372 from $1,859,321 at December 31, 2004 to $2,510,693 at June 30, 2005. This increase was largely due to the decrease in receivables and inventory as a result of decreased sales and a concentrated inventory reduction program partially offset by a decrease in borrowings $705,158 on the Company’s credit facility partially offset by additional borrowings on the Loan Agreement.
     The Company’s cash used in financing activities of $535,767 for the six months ended June 30, 2005, compared to cash used in financing activities of $498,497 for the same period of 2004. The increase in cash used in financing activities was the result of a net repayment under the Company’s credit facility of $705,158, coupled by borrowings of $175,000 on the Loan Agreement and partially offset reduced payments on related party loans during the six months ending June 30, 2005 as compared to the same period in 2004.
     As of June 30, 2005, the Company was in compliance with all of the covenants of the Credit Agreement with Wells Fargo which was paid in full as a result of the refinancing with Laurus Master Fund, Ltd. described in Note 10.
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2005, the Company had an accumulated deficit of $22,984,011, a net working capital deficit of $2,510,693 and a stockholders’ capital deficiency of $3,992,088, and had incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.
     The Company’s liquidity would be adversely affected if the Company commits a default under the Credit Agreement and Wells Fargo exercises its right to terminate, or demand immediate payment of all amounts outstanding under the Credit Agreement as a result of a default. In addition, if the Company continues to incur declines in revenues, the Company could encounter a shortage in cash reserves required to meet current commitments. This could result in the Company being unable to obtain products necessary to fulfill customer orders. The Company has raised additional capital through the financing with Laurus Master Fund, Ltd as described in Note 10. The Company is seeking to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.
     On July 22, 2005, the Company entered into the Master Investment Agreement by and among the Company, HHB, Westgate, Quincy, Stewart and Weil, pursuant to which the Company will issue to Quincy (i) 30,972,345 shares of Common Stock, (ii) warrants to purchase 14,000,000 shares of Common Stock (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C Convertible Preferred Stock (the “Series C”), all in consideration of Quincy negotiating, and arranging the financing for the Company; acquisition of the selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction. HHB will surrender the 41,054,267 shares of Common Stock held by it for conversion into (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of Common Stock (the “HHB Warrant”). Westgate will surrender the 13,540,723 shares of Series B Convertible Preferred Stock (the “Series B”) held by it, including any accrued and unpaid dividends, for conversion into 4,200,000 shares of Series C. HHB, Stewart and Weil will extend the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2005 to December 31, 2006. (See Note 10).
     On July 26, 2005, the Company entered into a Security and Purchase Agreement (the “Agreement”), by and between the Company and Laurus Master Fund, Ltd. (“Laurus”), pursuant to which Laurus provided the Company a $4,000,000 convertible financing facility composed of a $3,000,000 revolving facility and a $1,000,000 term facility. ( See Note 10).

Impact of Contractual Obligations and Commercial Commitments
     The following summarizes the Company’s contractual obligations at June 30, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual
Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$2,408,084	$2,408,084	$-0-	$-0-	$-0-
Operating leases	556,028	241,150	314,878	-0-	-0-

Employment agreements	1,777,500	445,500	666,000	666,000	(a	)

Consulting agreements (b)	800,000	-0-	-0-	800,000	-0-
Total contractual cash obligations	5,541,612	3,094,734	980,878	1,466,000	-0-
Series B Convertible Redeemable Preferred Stock	2,000,000	-0-	-0-	2,000,000	-0-

Total	$7,541,612	$3,094,734	$980,878	$3,466,000	$-0-

(a)	Employment agreement for Chief Operating Officer/Chief Financial Officer and Executive Vice President of Sales have indefinite terms.

(b)	The consulting agreements and Series B Convertible Redeemable Preferred Stock have been retired pursuant to the reorganization of the Company on July 22, 2005. (See Note 10).
New Accounting Pronouncements
     In December 2004, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first annual reporting period after December 15, 2005. The adoption of this pronouncement will increase compensation expense under the modified prospective approach (e.g., the impact of outstanding grants which continue to vest plus future grants will result in more compensation expense relative to their previous approach under APB 25). The Company is still evaluating the amount of the increase to compensation expense.
     In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123R. SAB 107 expresses views of the Staff regarding the interaction between SFAS no. 123R and certain SEC rules and regulations, and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon the adoption of SFAS 123R, the modification of employee share options to adoption of SFAS 123R, and disclosures in Managements Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123R.
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
     In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The- provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (“SFAS”) No. 154, Accounting Changes and Error Correction (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principals. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statement in the prior periods unless it is impractical to do so. SFAS 154 completely replaces Accounting Principals Bulletin Opinion (“APB”) No. 20 and SFAS 3, though it carries forward guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and error corrections made in fiscal years beginning after December 15, 2005, with early adoption beginning after May 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s financial condition or results of operations.
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
     At June 30, 2005, the Company had an accumulated deficit of $22,984,011, a net working capital deficit of $2,510,693 and a stockholders’ capital deficiency of $3,992,088. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, Naturade could be forced to cease operations and investors in Naturade’s Common Stock could lose their entire investment. Based on this situation, the Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements provided with this report have been prepared on the assumption that the Company will continue as a going concern and do not include material adjustments that would be necessary if it were to cease operation.
The Company’s success depends on current and ongoing financing.
     The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements and fund its operating losses. As of June 30, 2005, the Company did not have any loan covenants in its Credit Agreement. However, additional financing is made more difficult by the issuance of a going concern opinion since such opinion may lower creditor confidence in our company and lending entities may refuse to grant us a loan or line of credit, or if such loan or line of credit is granted, it may be granted only at a higher than average rate of interest. On July 26, 2005, the Credit Agreement with Wells Fargo was paid in full and terminated. (See Note 10).
     On July 26, 2005, the Company entered into a Security and Purchase Agreement (the “Agreement”), by and between the Company and Laurus Master Fund, Ltd. (“Laurus”), pursuant to which Laurus provided the Company a $4,000,000 convertible financing facility composed of a $3,000,000 revolving facility and a $1,000,000 term facility. ( See Note 10). The Company believes that the financing under the Agreement is sufficient to meet current financing needs however, additional financing may be required during the next 12 months.
The Company’s revenues are dependant on the integration and continued revues of acquired businesses.
     On July 28, 2005, pursuant to an Assignment and Assumption Agreement, Quincy assigned to the Company all of its right, title and interest in and to the Symco/Symbiotics Agreement and the Ageless Agreement, and the Company agreed to perform all of Quincy’s obligations under the Symco/Symbiotics Agreement and the Ageless Agreement. The success of the Company is dependant on the integration of these acquired companies and their continued revenues. If the Company is unsuccessful in integrating these acquisition or future acquisitions, the Company’s future growth may be hindered which may have a material adverse effect on the Company’s business and the financial condition of the Company .
The Company’s revenues are dependant on continued business from the Company’s key customers.
     The Company’s three largest customers together account for 59% of sales revenue for the quarter ended June 30, 2005. One mass market customer represented approximately 26% of Naturade’s total sales, and two health food distributors accounted for 33% of total sales during the quarter ended June 30, 2005. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers of Naturade have experienced financial difficulties. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which cause our revenues to decline. Naturade does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with Naturade to the same extent it has in the past, or at all.
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
A limited number of shareholders have majority control over the Company’s Common Stock.
     At June 30, 2005, Westgate beneficially owned, if converted, approximately 23.3 % of the Company’s Common Stock, Health Holdings beneficially owned 92.2 % of the Company’s Common Stock, and executive officers and directors of the Company as a group beneficially owned 95.9% of the Company’s Common Stock.
     On July 22, 2005, the Company entered into the Master Investment Agreement, by and among the Company, Health Holdings, Westgate and Quincy Investments Corp. (See Note 10). As a result of this transaction, if converted, Quincy beneficially owned 89.6% of the Company’s Common Stock, Health Holdings beneficially owned 17 % of the Company’s Common Stock, Laurus Master Fund, Ltd. , beneficially owned 11.8 % of the Company’s Common Stock and executive officers and directors of the Company as a group beneficially owned 48.9% of the Company’s Common Stock.
     Shares “beneficially owned” include shares that a person owns or has a right to acquire within 60 days, either directly or through affiliates. Accordingly, Quincy, Laurus and Health Holdings have the ability to control the outcome on all matters requiring stockholder approval, including, but not limited to, the election and removal of directors, any merger, sale, consolidation or sale of substantially all of the assets of the Company, and to control the Company’s management and affairs.

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
     The Company’s long-term debt primarily consists of a $3.5 million line of credit originally entered into on January 27, 2000 a $1,550,000 Loan Agreement with a majority shareholder and other investors and $112,345 in Investor Notes. The line of credit bears interest at prime rate plus 4.5%. The Loan Agreement bears interest at 15% per annum and is due on December 31, 2005. The Investor Notes bear interest at 15% per annum with principal installments of $20,000 in July 15, 2005 and the remaining balance on December 31, 2005. However, given the fixed interest rate on the Loan Agreement and Investor Notes, interest rate changes generally will have no effect on the interest rates under the Loan Agreement, the Investor Notes or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the six month period ended June 30, 2005, the interest expense on the line of credit was $69,657. If the interest rate on the line of credit for the six month period ended March 31, 2005 had increased by one percent to prime rate plus 6.75%, this would result in an interest expense of $76,622. On July 26, 2005, the line of credit swas paid in full. (See Note 10.)
ITEM 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer, Bill D. Stewart, and Chief Financial Officer, Stephen M. Kasprisin, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective at the reasonable assurance level in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.
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
     There was no change in the Company’s internal control over financial reporting, that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
ITEM 1. Legal Proceedings.
     NONE
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
NONE
ITEM 3. Defaults Upon Senior Equity Securities.
     NONE.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     NONE
ITEM 5. Other Information.
     NONE

ITEM 6. Exhibits
(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Naturade, Inc., together with Amendments and Certificates of Designation relating thereto, incorporated by reference to the Company’s Annual Report on Form 10-K filed for fiscal 1997 and the exhibits and attachments thereto.

3.2	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc. dated December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., dated December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Designation of Series B Convertible Preferred Stock, dated December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.6	Certificate of Designation of Series C Convertible Preferred Stock, dated July 28, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.7	Certificate of Elimination of Series B Convertible Preferred Stock, dated July 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: August 15, 2005	By	/s/ Bill D. Stewart

Bill D. Stewart
Chief Executive Officer

DATE: August 15, 2005	By	/s/ Stephen M. Kasprisin

Stephen M. Kasprisin
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Naturade, Inc., together with Amendments and Certificates of Designation relating thereto, incorporated by reference to the Company’s Annual Report on Form 10-K filed for fiscal 1997 and the exhibits and attachments thereto.

3.2	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc. dated December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., dated December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Designation of Series B Convertible Preferred Stock, dated December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.6	Certificate of Designation of Series C Convertible Preferred Stock, dated July 28, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.7	Certificate of Elimination of Series B Convertible Preferred Stock, dated July 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002