Form 10-Q
period 2005-09-30
NATURADE INC
filed 2005-11-14
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 33-7106-A
NATURADE, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2442709
(State or other jurisdiction of incorporation or	(I. R. S. Employer Identification No.)
organization)
14370 Myford Rd., Irvine, California 92606
(Address of principal executive offices) (Zip code)
(714) 573-4800
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 39,251,964 shares as of November 8, 2005.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
NATURADE, INC.
Balance Sheets
As of September 30, 2005 and December 31, 2004
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$211,724	$210,573
Accounts receivable, net	2,038,828	2,186,431
Inventories, net	1,216,635	1,598,685
Prepaid expenses and other current assets	319,175	268,810

Total current assets	3,786,362	4,264,499

Property and equipment, net	149,854	94,890
Goodwill	4,508,685	—
Intangible assets, net	2,544,444	—
Deferred financing fees	501,635	—
Other assets	42,002	42,002

Total assets	$11,532,982	$4,401,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,702,120	$2,666,425
Accrued expenses	704,336	513,544
Current portion of Notes Payable to Related Parties	92,345	1,067,954
Revolving Credit, net of discount of $742,357	1,175,477	—
Current portion of long-term debt	2,108,234	1,875,897

Total current liabilities	6,782,512	6,123,820

Long-term Notes Payable to Related Parties,less current maturities	1,250,000	—
Long-term debt, less current maturities	1,616,305	—

Total Liabilities	9,648,817	6,123,820

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B including accumulated preferred stock dividends of $-0-at September 30, 2005 and $686,578 at December 31, 2004, less discount of $-0- at September 30, 2005, and $1,142,858 at December 31, 2004, par value $0.0001 per share: authorized -0 shares at September 30, 2005 and 50,000,000 at December 31, 2004; issued and outstanding, -0- at September 30, 2005 and 13,540,723 at December 31, 2004 ($2,000,000 redemption value)	—	1,309,119

Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $163,098 at September 30, 2005 and $-0- at December 31, 2004, less discount of $6,686,993 at September 30, 2005, and $-0- at December 31, 2004, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 21,000,000 at September 30, 2005 and -0- at December 31, 2004 ($21,000,000 redemption value)	14,313,007	—

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 39,251,964 at September 30,2005 and 44,533,886 at December 31, 2004	3,925	4,453
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at September 30, 2005 and December 31, 2004	0	0
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at September 30, 2005 and December 31, 2004	12	12

Additional paid-in capital	12,644,476	18,987,458
Accumulated deficit	(25,077,255)	(22,023,471)

Total stockholders’ deficit	(12,428,842)	(3,031,548)

Total liabilities and stockholders’ deficit	$11,532,982	4,401,391

See accompanying notes to financial statements.

NATURADE, INC
Statements of Operations for the Three Months and Nine Months
  Ended September 30, 2005 and September 30, 2004

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,559,979	$3,654,751	$9,235,321	$10,551,281

Cost of sales	1,708,575	1,919,725	4,795,609	5,708,393

Gross profit	1,851,404	1,735,026	4,439,712	4,842,888

Costs and expenses:
Selling, general and administrative expenses	2,367,451	1,659,614	5,436,402	5,446,919
Depreciation	14,732	15,877	45,035	51,355
Amortization	155,556	—	155,556	—

Total operating costs and expenses	2,537,739	1,675,491	5,636,993	5,498,274

Operating income (loss)	(686,335)	59,535	(1,197,281)	(655,386)

Other expense:
Interest expense	164,170	78,328	337,545	222,526
Other expense (income)	10,711	(1,316)	7,265	(6,404)

Loss before provision for income taxes	(861,216)	(17,477)	(1,542,091)	(871,508)

Provision for income taxes	—	—	800	800

Net loss	(861,216)	(17,477)	(1,542,891)	(872,308)
Less:
Preferred Stock Dividend	(21,310)	(63,928)	(157,318)	(187,145)
Deemed Dividend-Series B	(23,810)	(71,429)	(166,667)	(214,285)
Deemed Dividend-Series C	(163,098)	—	(163,098)	—

Net loss applicable to common shares	$(1,069,434)	$(152,834)	$(2,029,974)	$(1,273,738)

Loss per share:
Basic	$(0.03)	$(0.00)	$(0.05)	$(0.03)
Diluted	$(0.03)	$(0.00)	$(0.05)	$(0.03)

Weighted Average Number of Shares used in Computation of Loss per Share:
Basic	39,533,703	44,533,886	42,873,825	44,533,886
Diluted	39,533,703	44,533,886	42,873,825	44,533,886
See accompanying notes to financial statements

NATURADE, INC
Statements of Cash Flows for the Nine Months
Ended September 30, 2005 and September 30, 2004

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	($1,542,891)	($872,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	200,591	51,355
Amortization of loan discounts and deferred finance fees	56,089	—
Changes in assets and liabilities:
Accounts receivable	506,669	735,303
Inventories	708,242	(302,206)
Prepaid expenses and other current assets	(340,865)	(56,002)
Other assets	—	(12,000)
Accounts payable and accrued expenses	(344,326)	654,508

Net cash provided by (used in) operating activities:	(756,491)	198,650

Cash flows from investing activities:
Acquisitions	(558,695)	—

Net cash used in financing activities:	(558,695)	—

Cash flows from financing activities:
Net payments under line of credit	(1,875,897)	(501,630)
Net borrowings under revolver	1,917,843	—
Proceeds from term loan	1,000,000	—
Proceeds on issuance of debt to related parties	300,000	500,000
Payments of long-term debt	(25,609)	(73,853)

Net cash provided by (used in) financing activities:	1,316,337	(75,483)

Net increase in cash and cash equivalents	1,151	123,167
Cash and cash equivalents, beginning of period	210,573	144,102

Cash and cash equivalents, end of period	$211,724	$267,269

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$132,001	$132,858
Taxes	$800	$800

Non-cash financing activities:
Preferred stock dividend	$157,318	$187,145
Deemed dividend-Series B	$166,667	$214,285
Deemed dividend-Series C	$163,098	$0

Acquired business (Note 6):
Non-cash consideration:
Fair value of common stock issues	$3,803,895	$0
Fair value of preferred stock	$336,000	$0
Notes Payable	$2,724,539	$0
See accompanying notes to financial statements

NATURADE, INC.
Notes to Financial Statements
(Unaudited)
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
2.	Inventories — Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Raw Materials	$242,500	$203,610
Finished Goods	1,055,446	1,476,386

Subtotal	1,297,946	1,679,996
Less: Reserve for Excess and Obsolete Inventories	(81,311)	(81,311)

	$1,216,635	$1,598,685

3.	Leases — The Company rents property and equipment under certain non-cancelable operating leases expiring in various years through 2007. Future minimum commitments under operating leases as of September 30, 2005 are as follows:

Year	Amount
2005 (October-December)	$113,981
2006	299,558
2007	15,320

Total	$428,859

4. Recapitalization — On July 22, 2005, the Company entered into a Master Investment Agreement (the “Master Investment Agreement “), with Quincy Investments Corp. (“Quincy”), Health Holdings and Botanicals, LLC (“Health Holdings”), Westgate Equity Partners, L.P. (“Westgate”), Bill D. Stewart (“Stewart”) and David A. Weil (“Weil”), pursuant to which:
•	Quincy would negotiate, and arrange the financing for, the acquisition by the Company of selected assets of The Ageless Foundation, Inc. (“Ageless”), Symco, Inc. (“Symco”), and Symbiotics, Inc. (“Symbiotics”);

•	Quincy would remain a co-obligor on, and a principal of Quincy would personally guarantee, the payment of a portion of the purchase price of each such acquisition;

•	The Company would issue to Quincy (i) 30,972,345 shares of common stock, (ii) warrants to purchase 7,000,000 shares of common stock at $0.80 per share and an additional 7,000,000 shares of common stock at $1.02 per share, during the period from July 22, 2006 to July 22, 2015 (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C Convertible Preferred Stock (“Series C”), all in consideration of Quincy negotiating, and arranging the financing for, the Company’s acquisition of selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction;

•	Health Holdings would surrender the 41,054,267 shares of common stock held by it in exchange for (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of common stock at $1.00 per share, during the period from July 22, 2006 to July 22, 2015 (the “Health Holdings Warrant”);

•	Westgate would surrender the 13,540,723 shares of Series B Convertible Preferred Stock held by it, including any accrued and unpaid dividends, in exchange for 4,200,000 shares of Series C;

•	Health Holdings, Stewart and Weil would extend the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 14, 2003, from December 31, 2005 to December 31, 2006;

•	The Company would grant to Health Holdings, Westgate and Quincy certain registration rights with respect to the common stock issuable upon conversion of the Series C or exercise of the Health Holdings Warrant or the Quincy Warrants; and

•	Quincy would grant to Health Holdings and Westgate certain co-sale rights described below.
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
          Each holder of Series C will have the right, at such holder’s option, at any time after July 22, 2006, to convert any such shares initially into one share of common stock at $1.00 per share. The number of shares of common stock will be increased to protect the holder against dilution in the event of a stock dividend, stock split, combination or reclassification or the issuance of common stock at a price less than $1.00 per share (as adjusted).
          On December 31, 2012, the Company will redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company is then legally able to do so.
          In the event Quincy desires to sell any shares of common stock received pursuant to the Master Investment Agreement, other than a sale in the public market at fair market value (as defined in the Master Investment Agreement), Health Holdings and Westgate will have the right to sell to the proposed transferee a pro rata portion of common stock on the same terms and conditions.
          As a result of the recapitalization, Quincy has the ability to elect a majority of the Board of Directors, control the outcome of all matters requiring stockholder approval (except such matters as require a class vote of the

Series C) and control the Company’s management and affairs (except to the extent the approval of Laurus is required under the Financing Agreement).
       The Series B Stock was not converted under the original terms of the Series B stock. The holders of the Series B stock formed a new deal with Quincy and relinquished their rights under the Series B stock. The Series B stock was discontinued under the articles of the Company.
       The Series C Preferred Stock issued to Westgate was recorded at the original cost paid by Westgate of $2,000,000, plus accumulated dividends of $843,895, less the original offering costs of $186,981. As the value of the Series B is less than the terminal value of $4,200,000 of the Series C, the difference between the recorded value of the Series C issued to Westgate ($2,656,914) and the terminal value ($4,200,000) in the amount of $$1,543,086 will be accreted over 84 months. The Company has determined that there is no beneficial conversion feature of this exchange. The unamortized beneficial conversion feature of $1,023,811 originally recorded at the time the Series B was issued to Westgate was written off as a deemed dividend.
       The Series C Preferred Stock issued to Health Holdings was valued at the investment Health Holdings made in common stock of the Company. This value was in excess of the terminal value of the Series C shares issued to Health Holdings. Common Stock was adjusted for the actual shares eliminated at par value while Additional paid in capital was adjusted for the difference between par value and the $12,600,000 terminal value. Warrants were valued at $ 591,062 using Black Scholes was recorded as a discount and was amortized over 84 months. The Preferred Stock will be valued at $12,600,000. The Company has calculated that there is no beneficial conversion feature of this exchange.
       Common stock issued to Quincy was valued at the cost per share at the date of closing $0.08 or $2,477,788. Series C preferred stock was valued based upon the value of common stock, if converted of $336,000. The difference between the terminal value of $4,200,000 and the value at closing of $336,000 ($3,864,000) will be accreted to preferred stock over 84 Months. The Company determined that there is no beneficial conversion feature of this exchange. The Warrants issued to Quincy were valued at $845,592 using Black Scholes and will be amortized over 84 months. The total value of the Common Stock, Warrants and Series C shares ($2,813,788) has been recorded as additional purchase price for the Symco and Ageless Acquisitions. (See Note 6).
     Subsequent to this transaction (the “Recapitalization”), the Company entered into a Management Services Agreement under which certain principals of Quincy will provide management and consulting services to the Company.
5.	Financing - On July 26, 2005, the Company entered into a Security and Purchase Agreement (the “Financing Agreement”) with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which Laurus provided the Company with a $4,000,000 convertible financing facility composed of a $3,000,000 revolving credit facility and a $1,000,000 term loan. The indebtedness under the revolving facility is evidenced by a convertible “Revolving Note” and one or more convertible “Minimum Borrowing Notes,” and the indebtedness under the term loan is evidenced by a convertible “Term Note” (collectively, the “Laurus Notes”). Gross funds of $2,655,250 were advanced to the Company on July 26, 2005 under the Laurus Notes, comprising $1,000,000 under the Term Note, $500,000 under the first minimum borrowing note (the “First Minimum Borrowing Note”) and $1,155,250 under the Revolving Note. At September 30, 2005, $1,417,844 was outstanding under the revolving facility, $500,000 was outstanding under the First Minimum Borrowing Note and $1,000,000 was outstanding under the term loan.
          Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility has a term of three years ending on July 26, 2008 and carries an interest rate of prime plus 2% per annum (6.75% at September 30, 2005), subject to certain reductions based upon growth of the Company’s stock price. The term loan will be repaid in 33 installments of $30,303 commencing November 1, 2005. If the market price of the Company’s common stock is then equal to or greater than 115% of the conversion price of $0.80 per share, the Company can pay an installment with shares of the Company’s common stock; otherwise the Company must repay the installment with cash in the amount of $30,303.
          The indebtedness under the financing facility can be converted by Laurus into the Company’s common stock at $0.80 per share, subject to certain limitations on the maximum amount of common stock that may be held by Laurus at any given time. The Company is subject to certain reporting covenants (such as the timely filing of financial reports with the Securities and Exchange Commission, monthly financial reporting deadlines and collateral reporting), is required to obtain Laurus’ approval of certain actions (such as incurring additional indebtedness, making any distribution on or repurchasing any common stock or merging with or purchasing any assets of stock of any person) and has granted Laurus a right of first refusal with respect to certain future financings.
          The loans are secured by all of the assets of the Company. The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors.
          The Company used a portion of the proceeds of the facility to payoff its current bank credit facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”) and will utilize the remainder for working capital and future acquisitions.
          In consideration for entering into the Financing Agreement, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitles the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitles the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2005 through July 26, 2010. The number of shares of common stock issuable upon exercise of the Laurus Option and the Laurus Warrant is subject to adjustment to prevent dilution upon stock splits, stock dividends, and other events. The exercise price of the Laurus Option and the Laurus Warrant may be paid, at the option of Laurus, by the cancellation of indebtedness under the financing facility.
          The Company paid to Laurus in cash a total of $193,500 in fees and expenses, existing of a “closing payment” of $156,000 and reimbursement of $37,500 of Laurus legal fees. Also in connection with the Laurus financing, the Company issued a warrant to Liberty Company Financial LLC (“Liberty”) for introducing the Company to Laurus (the “Liberty Warrant”). The Liberty Warrant entitles the holder to purchase up to 3,647,743 shares of common stock at a purchase price of $0.08 at any time on or after July 26, 2006 through July 26, 2011.
          The value of the warrants and options issued to Laurus, using Black Scholes, equaling $786,036 and composed of the value of the Options ($694,106) and the Warrants ($91,930) was classified as a discount and will be amortized as interest expense over 36 months. The Company determined that there is no beneficial conversion feature of this exchange.
          The value of the warrant issue to Liberty of $223,555 using the Black Scholes valuation model was capitalized as deferred finance fee and will be amortized over 36 months.
          In conjunction with the Financing Agreement, Health Holdings, Stewart and Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2005 to December 31, 2006.
6.	Acquisitions - On July 22, 2005, Quincy, Symco and Symbiotics entered into an Asset Purchase Agreement (the “Symco/Symbiotics Agreement’), pursuant to which Quincy had the right to acquire certain assets relating to Symco and Symbiotics’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($408,985) and the obligations under certain contracts, (b) pay all outstanding amounts owed under certain credit facilities ($274,382), (c) issue a promissory note payable to Symco and Symbiotics in the principal amount of $2,000,000, (x) less the amount necessary to repay the credit facilities, and (y) subject to a working capital adjustment, (d) pay an additional $60,000 in cash fifteen (15) days after the closing date and an additional $60,000 every thirty (30) days thereafter until the note is paid in full and (e) for a three (3) year period following the closing date, Quincy would pay to Symco and Symbiotics ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $2,000,000 based on the sale of products for each 12 month period during the three year period. Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors, guaranteed the promissory note payable to Symco and Symbiotics. In this acquisition, the Company acquired the right to distribute, and substantially all of the assets related to, Colostrum Plus™, a line of products to enhance immune system functions.

          On July 27, 2005, Quincy and Ageless entered into an Asset Purchase Agreement (the “Ageless Agreement”), pursuant to which Quincy had the right to acquire certain assets relating to Ageless’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($173,593), (b) assume an obligation to an employee of the company in an amount equal to $600,000 and (c) issue a promissory note payable to Ageless in the principal amount of $700,000, subject to a working capital adjustment. Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors, guaranteed the promissory note payable to Ageless. In this acquisition, the Company acquired the right to distribute, and substantially all of the assets related to, the Ageless™ line of anti-aging products.
          On July 22, 2005, pursuant to an Assignment and Assumption Agreement, Quincy assigned to the Company all of its right, title and interest in and to the Symco/Symbiotics Agreement, and the Company agreed to perform all of Quincy’s obligations under the Symco/Symbiotics Agreement. Pursuant to an Assignment and Assumption Agreement dated July 28, 2005, Quincy assigned to the Company all of its right, title and interest in and to the Ageless Agreement, and the Company agreed to perform all of Quincy’s obligations under the Ageless Agreement. In connection with these transactions, the Company entered into consulting agreements with certain key employees of Symco/Symbiotics and Ageless. In addition, the Company is a co-maker on each of the promissory notes described above. Pursuant to the Consulting Agreement entered into by the Company and Naomi Balcombe (“Balcombe”), the founder of Ageless, (i) for a three (3) year period following the closing date, the Company will pay to Balcombe ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $900,000 based on the sale of products for each 12 month period during the three year period and (ii) the Company issued to Ms. Balcombe 1,800,000 shares of common stock. Pursuant to the Consulting Agreements entered into by the Company and Douglas Wyatt, the founder of Symco and Symbiotics, and David W. Brown, the President of Symco and Symbiotics, the Company issued to Messrs. Wyatt and Brown 2,850,000 shares and 150,000 shares, respectively, of common stock.
          On August 3, 2005, the Company closed the acquisition of Symco and Symbiotics. On September 30, the terms of the acquisition were amended to adjust the promissory note to include the subsequent purchase, by the Company, of a computer system and the payoff of a promissory note in the amount of $274,382. In addition, the payments on the promissory note were modified from a balloon payment due on February 3, 2006 to nine monthly installments of $3,500 from October 1, 2005 and annual payments of $518,500 on June 1, 2006, $450,000 on June 1, 2007 and $476,305 on June 1, 2008. In exchange for the elimination of the requirement for the Company to pay $60,000 for every thirty days the promissory note was outstanding, the Company agreed to make monthly interest payments of $15,000 from October 2005 to May 2006, $10,000 from June 2006 to May 2007 and $5,000 from June 2007 to May 2008.
          On August 9, 2005, the Company closed the acquisition of Ageless.
          At the time of the acquisitions, Quincy and the acquirees had no relationship to Naturade and Quincy and the acquirees were not related parties to each other. Under the terms of the Master Investment Agreement dated July 22, 2005, Quincy acted as a broker and facilitator and agreed to negotiate, and to arrange the financing for, Naturade’s acquisition of selected assets of Ageless, Symco and Symbiotics, and to remain as co-obligor on, and to cause a principal of Quincy to guarantee Naturade’s payment of, a portion of the purchase price.
          In consideration of such services, Naturade agreed to issue Quincy 33,972,345 shares of common stock and to assume Quincy’s obligations under Quincy’s asset purchase agreements with Ageless, Symco and Symbiotics. Among the obligations assumed by Naturade was the obligation to issue an aggregate of 3,000,000 shares of common stock to the founders of Symco and Symbiotics in consideration of consulting services to be rendered by them concerning the purchased assets. As a result, Naturade issued Quincy 30,972,345 shares of common stock and Symco and Symbiotics a combined 3,000,000 shares of common stock.
          The acquisition was accounted for as a business combination under SFAS No. 141. The purchase price, including transaction costs, was allocated to assets and liabilities based on their estimated fair value, including specific intangible assets. The excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. The value of the 30,972,345 shares and warrants issued to Quincy are considered as part of the costs of the acquisition and were included as part of the purchase price.

     The following is a summary of the Symco and Ageless Transaction:
     Purchase Price:

Cash	$558,695
Common Stock	3,803,895
Preferred Stock	336,000
Notes Payable	2,724,539

Total	$7,423,129

     Allocated as follows:

Accounts receivable	$359,066
Inventory	326,192
Equipment	100,000
Customer lists, trademarks and formulations	2,700,000
Accounts payable	(570,814)
Goodwill	4,508,685

Total	$7,423,129

          The customer lists and trademarks are being amortized over 36 months and formulations are being amortized over 24 months. Goodwill is expected to be non-taxable deduction.
7.	Loan Agreement with Majority Shareholders and Other Investors — In August 2000, the Company entered into a Loan Agreement (the “Investor Notes”) with Health Holdings and other investors (the “Lender Group”). The Investor Notes allowed for advances (the “Loan Advances”) of up to $1.2 million at an interest rate of 8% per annum with due dates of September 11, 2002 for $50,000 and August 31, 2003 for the remaining balance outstanding.
     The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company’s common stock at a conversion price equal to the lower of (a) the average closing bid of the Company’s common stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company’s common stock for the ten trading days prior to the date of receipt of notice of conversion. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into common stock, receiving a total of 476,250 shares of the Company’s common stock based on the then fair market value of $0.32. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 9, Health Holdings converted into common stock all of the Company’s Investor Notes due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. On August 8, 2002, one investor (who was then a member of the Board of Directors) converted debt of $50,000 which was due September 11, 2002 plus accrued interest of $427 into common stock, receiving a total of 720,392 shares of the Company’s common stock based on the then fair market value of $0.07.
     On August 21, 2003, the terms of the remaining outstanding Investor Notes totaling $202,345 were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. On September 23, 2004, the payment terms on these Notes were modified to December 31, 2004. On March 25, 2005, the payment provisions of the Investor Notes were amended to require a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest due December 31, 2005. In addition, the conversion provision of the Investor Notes allowing the holder to convert outstanding Notes to the Company’s Common Stock at a predetermined price was eliminated. At September 30, 2005, there was $92,345 outstanding under the Investor Notes.
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
     On June 3, 2005, the terms of the Loan Agreement were modified to increase the maximum advance to $1,550,000, and the Lender Group advanced an additional $175,000. Proceeds of the advances have been used for working capital. On July 27, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2006. As of September 30, 2005, there was $1,250,000 outstanding under the Loan Agreement. On July 22, 2005, the due date on the Loan Agreement was extended from December 31, 2005 to December 31, 2006.
8.	Line of Credit — On January 27, 2000, the Company entered into a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo, which initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. In consideration of the extension of credit under the Loan Agreement, on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit Agreement and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. On November 6, 2003, the terms of the Credit Agreement were modified to extend the maturity date until March 31, 2004 and on March 29, 2004; the terms of the Credit Agreement were modified to extend the maturity date until December 31, 2005. On July 26, 2005, the Credit Agreement was paid in full.
9.	Private Equity Transaction — On January 2, 2002, the Company privately sold 13,540,723 shares of Series B Convertible Preferred Stock (the “Shares”) for $2 million, and warrants, which expire on December 31, 2004, to purchase an additional 33,641,548 shares of Series B Convertible Preferred Stock at an aggregate exercise price of $3.5 million (the “Warrants”), for $500,000. The Shares and Warrants were purchased by Westgate Equity Partners, L.P. (“Westgate”). The Series B Convertible Preferred Stock bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. The Series B Convertible Preferred Stock may be converted into common stock at any time at the option of the holder. On the seventh anniversary of its issuance, any unconverted shares of Series B Convertible Preferred Stock will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of Directors of the Company are elected exclusively by the holders of the Series B Convertible Preferred Stock voting as a separate class.
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
     On December 31, 2004, the Warrants were not exercised and accordingly expired. As the Warrants were initially classified outside of equity and were recorded at fair value, the subsequent expiration of the Warrants was classified as charge to earnings in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
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
     On July 22, 2005 Westgate exchanged the Series B Convertible Preferred Stock for 4,200,000 shares of Series C Convertible Preferred Stock.
10.	Stock-Based Compensation
Employee Stock Option Plan — In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,989,000 incentive options under the Plan at the weighted average exercise price per share of $0.17 as of September 30, 2005. These options expire seven years from the date of grant.
Director Stock Options — In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03. These options expire on October 14, 2006.
Warrants — In 1999, the Company granted warrants to purchase 600,000 shares of common stock in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 6, the holders of the warrants agreed they would be exercisable for Non-Voting common stock. On December 31, 2004, the warrants issued to Westgate in conjunction with the Private Equity Transaction described in Note 9, were not exercised and accordingly expired.
     In consideration for entering into the Financing Agreement described in Note 5, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitles the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitles the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2005 through July 26, 2010.
     In consideration for entering into the Master Investment Agreement described in Note 4, the Company issued to Quincy, warrants to purchase shares of the Company’s common stock. The warrant entitles the holder to purchase up to 7,000,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 22, 2006 until July 22, 2015 and to purchase up to 7,000,000 shares of common stock at a purchase price of $1.02 per share at any time on or after July 22, 2006 until July 22, 2015. In addition, the Company issued to

Health Holdings, warrants to purchase shares of the Company’s common stock. The warrant entitles the holder to purchase up to 10,000,000 shares of common stock at a purchase price of $1.00 per share at any time on or after July 22, 2006 until July 22, 2015.
     On July 26, 2005, the Company issued to Liberty a warrant to purchase up to 3,647,743 shares of the Company’s common stock at $0.08 per share for introducing the Company to Laurus.
A summary of the Company’s outstanding stock options is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price per	Number	Price per
	Shares	Share	Exercisable	Share
Outstanding at December 31, 2004	1,631,000	$0.19	1,233,875	$0.24
Granted	9,343,875	$0.01
Exercised	-0-	$0
Expired	(264,500)	$0.17

Outstanding at September 30, 2005	10,710,375	$0.03	10,361,875	$0.03

The following table summarizes information about stock options outstanding at September 30, 2005:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Options	Contract Life	Exercise	Options	for Exercisable
Range of Exercise Prices	Outstanding	In Years	Price	Exercisable	Options
$0.0001 - $0.01	8,721,375	Indefinite	$0.0001	8,721,375	$0.0001
$0.025 - $0.08	1,230,000	6	$0.04	1,230,000	$0.04
$0.10 - $0.50	531,500	5	$0.17	183,000	$0.21
$0.70 - $1.13	227,500	2	$0.91	227,500	$0.91
A summary of the Company’s outstanding warrants is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price per	Number	Price per
	Shares	Share	Exercisable	Share
Outstanding at December 31, 2004	600,000	$1.00	600,000	$1.00
Granted	29,147,743	$0.83
Exercised	-0-	$0
Expired	-0-	$0

Outstanding at September 30, 2005	29,747,743	$0.83	2,100,000	$0.86

The following table summarizes information about warrants outstanding at September 30, 2005:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Warrants	Contract Life	Exercise	Warrants	for Exercisable
Range of Exercise Prices	Outstanding	In Years	Price	Exercisable	Warrants
$0.01-$0.10	3,647,743	5	$0.08	0	$0
$0.80-$1.10	26,100,000	5	$0.83	600,000	$1.00

Pursuant to SFAS 123, “Accounting for Stock Based Compensation”, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plan. Had the compensation cost for the Company stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts presented below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net loss: As reported	$(861,216)	$(17,477)	$(1,542,891)	$(872,308)
Add: Stock-based employee compensation expense included in reported net loss	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,243)	(1,426)	(9,729)	(4,278)

Pro forma	$(864,464)	$(18,903)	$(1,552,620)	$(876,586)

Basic and Diluted net loss per share:
As reported:
Basic	$(0.03)	$(0.00)	$(0.05)	$(0.03)
Diluted	$(0.03)	$(0.00)	$(0.05)	$(0.03)
Pro forma:
Basic	$(0.02)	$(0.00)	$(0.05)	$(0.03)
Diluted	$(0.02)	$(0.00)	$(0.05)	$(0.03)
11.	Segment Reporting — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
The Company has two reportable operating segments: health food specialty stores and mass market stores. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.
     Operating segment data for the three and nine months ended September 30, 2005 and September 30, 2004 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended September 30, 2005
Sales	$2,143,409	$1,416,570	$3,559,979
Cost of sales	909,984	798,591	1,708,575

Gross profit	$1,233,425	$617,979	$1,851,404

Three months ended September 30, 2004
Sales	$1,834,638	$1,820,113	$3,654,751
Cost of sales	969,117	950,608	1,919,725

Gross profit	$865,521	$869,505	$1,735,026

Nine months ended September 30, 2005
Sales	$5,012,167	$4,223,154	$9,235,321
Cost of sales	2,409,959	2,385,650	4,795,609

Gross profit	$2,602,208	$1,837,504	$4,439,712

Nine months ended September 30, 2004
Sales	$5,602,981	$4,948,300	$10,551,281
Cost of sales	3,075,372	2,633,021	5,708,393

Gross profit	$2,527,609	$2,315,279	$4,842,888

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and nine months ended September 30, 2005 and September 30, 2004 was as follows:

	United States	International	Total
Three months ended September 30, 2005
Sales	$3,537,613	$22,366	$3,559,979
Cost of sales	1,696,274	12,301	1,708,575

Gross profit	$1,841,339	$10,065	$1,851,404

Three months ended September 30, 2004
Sales	$3,539,163	$115,588	$3,654,751
Cost of sales	1,849,849	69,876	1,919,725

Gross profit	$1,689,314	$45,712	$1,735,026

Nine months ended September 30, 2005
Sales	$9,133,165	$102,156	$9,235,321
Cost of sales	4,738,199	57,410	4,795,609

Gross profit	$4,394,966	$44,746	$4,439,712

Nine months ended September 30, 2004
Sales	$10,188,352	$362,929	$10,551,281
Cost of sales	5,501,275	207,118	5,708,393

Gross profit	$4,687,077	$155,811	$4,842,888

During the three and nine months ended September 30, 2005 and 2004, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.
Major Customer Table

	Customer One		Customer Two		Customer Three
		Accounts		Accounts		Accounts
		Receivable		Receivable		Receivable
		Balance		Balance		Balance
	Sales	Quarter-end	Sales	Quarter-end	Sales	Quarter-end
Three Months ended September 30, 2005	$750,800	$184,262	$532,500	$370,251	$348,900	$247,642
Nine Months ended September 30, 2005	$2,236,100	$184,262	$1,731,700	$370,251	$1,012,800	$247,642
Three Months ended September 30, 2004	$805,500	$494,704	$672,700	$244,806	$446,200	$177,931
Nine Months ended September 30, 2004	$2,171,100	$494,704	$2,181,400	$244,806	$1,541,600	$177,931
12.	Guarantees — In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5,57 and /07 and rescission of FIN 34. The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.
Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of September 30, 2005.
The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.
13.	Subsequent Event— On October 7, 2005, the Company entered into an agreement to acquire certain assets of Innovation Ventures, LLC dba Living Essentials (“Living Essentials”). The closing of the acquisition is subject to certain conditions, including the completion of its due diligence, an audit of Living Essentials’ financial statements, the Company obtaining financing and the absence of material adverse changes in the business of Living Essentials.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion contains “forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. Future results may be subject to numerous factors, many of which are beyond the Company’s control. Such risk factors include, without limitation, the risks set forth above under “Risk Factors.” The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.
All comparisons below are for the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004.
The Company
          Naturade develops and markets branded natural products. The Company is focused on innovative, scientifically supported products designed to nourish the health and well-being of consumers.
          The Company competes primarily in the market for natural, nutritional supplements. The Company’s products include:
•	Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders;

•	Naturade® protein powders;

•	ReVivex™ healthy joint and arthritis pain relief products;

•	Diet Lean® products focused on the low carb dieter;

•	Ageless Foundation® anti-aging products;

•	Symbiotics® Colostrum products; and

•	Other niche dietary supplements.
          The Company’s products are sold to the mass market, the health food market and the military in the United States, Canada and selected international markets. The mass market consists of supermarkets (such as Kroger, Fred Meyer and Albertson’s), mass merchandisers (such as Wal-Mart), club stores (such as Sam’s Club, Costco and BJ’s Wholesale) and drug stores (such as American Drug,). The health food market consists of natural food supermarkets (such as Whole Foods and Wild Oats) and over 5,000 independent health food stores.
          The Company also provides private label products to a limited number of customers.
          The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about its ability to continue as a going concern.
          The Company was incorporated in 1986 under the laws of the state of Delaware. The Company’s principal executive offices are located at 14370 Myford Road, Irvine, California 92606, and its telephone number is (714) 573-4800. The Company’s website is located at www.naturade.com. Information contained on or accessible through its website is not a part of this prospectus.

Recent Developments
          Recapitalization
          In July 2005, the Company completed a recapitalization in which Quincy Investments Corp. (“Quincy”) acquired (i) 30,972,345 shares of common stock, (ii) warrants to purchase 14,000,000 shares of common stock and (iii) 4,200,000 shares of Series C Convertible Preferred Stock (the “Series C”), all in consideration of Quincy negotiating, and arranging the financing for, the acquisitions described below and guaranteeing the payment of a portion of the purchase price of each such acquisition. In this recapitalization, the Company’s principal stockholders, Health Holdings and Botanicals LLC (“Health Holdings”) and Westgate Equity Partners, L.P. (“Westgate”) exchanged all shares of common stock and Series B Convertible Preferred Stock held by them, including any accrued and unpaid dividends, for (i) 16,800,000 shares of Series C and (ii) warrants to purchase 10,000,000 shares of common stock. See Note 4 to Financial Statements “Recapitalization”.
          Financing
          In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus Master Fund, Ltd. (“Laurus”), consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, The Company issued to Laurus an option to purchase up to 8,721,375 shares of common stock at $0.0001 per share and a warrant to purchase up to 1,500,000 shares of common stock at $0.80 per share. See Note 5 to Financial Statements “Financing”.
          Acquisitions
          In August 2005, The Company acquired certain assets relating to the health products retail business of The Ageless Foundation, Inc. (“Ageless”), Symco, Inc. (“Symco”) and Symbiotics, Inc. (“Symbiotics”). See Note 6 to Financial Statements “Acquisitions”.
          On October 7, 2005, the Company entered into an agreement to acquire certain assets of Innovation Ventures, LLC dba Living Essentials (“Living Essentials”). The closing of the acquisition is subject to certain conditions, including the completion of its due diligence, an audit of Living Essentials’ financial statements, the Company obtaining financing and the absence of material adverse changes in the business of Living Essentials. See Note 13 to Financial Statements “Subsequent Event”.
Major trends that affected the Company’s results of operations in 2005
          The major trends affecting the Company’s results of operations in the first nine months ended September 30, 2005 included the following:
•	The sale of the Aloe Vera brand in November 2004 resulted in the elimination of approximately $51,244 and $501,838 in net sales for these products from the three months and the nine months ended September 30, 2005, respectively.

•	The general softness in the grocery segment related to competition from Wal-Mart and club stores continued to move consumers from historical purchasing patterns. The Company believes this trend is likely to continue.

•	The discontinuance of the ready-to-drink line resulted in a reduction of $7,955 and $172,113 in net sales for the three months and the nine months ended September 30, 2005, respectively.

•	The emergence and subsequent decline in consumer demand for low carbohydrate products resulted in a modification of the Company’s Naturade Total Soy® line to a low carbohydrate formula in late 2004 and the subsequent re-introduction of the original formula in May 2005. This resulted in restocking charges, product returns and declines in the Company’s net sales related to conversion of retailer inventory back to the original formula.

•	The removal of Cox-2 inhibitor prescription arthritis medications by the FDA resulted in consumer demand for natural pain relief products. The Company responded to this demand with the introduction of the ReVivex® line of products into approximately 30,000 retail outlets by September 30, 2005.
Critical Accounting Policies and Use of Estimates
          In preparing the financial statements, the Company is required to make estimates and judgments that affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes the critical accounting policies that require significant judgments and estimates in the preparation of the Company’s financial statements.
          Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A, No. 101B and No. 104. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, the Company: (1) inputs orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under the Company’s arrangements with customers or otherwise comply with the terms of the purchase order; (3) confirm pricing through the customer purchase order and; (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return. Should changes in conditions cause us to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.
          The Company records revenues net of returns and allowances. Gross sales, which is defined as list price times units sold, include the following reductions for returns and allowances:
•	Distributor Allowances

Distributor allowances are provided to all distributors as a reduction from list price and are recorded as a reduction off the invoice at time of billing. Revenues and accounts receivable are recorded net of these allowances.

•	Promotional Allowances

Promotional allowances are related to specific promotions offered by Naturade related to in store promotions being offered by a retailer and distributor promotions being offered to retailers. In most cases, the promotion is designed to correspond with a similar consumer promotion being offered by the retailer, the cost of which is borne by the retailer. Promotional allowances are based upon purchases by the retailer or distributor during the promotional period and are deducted from the customer invoice at the time of billing. Revenues and accounts receivable are recorded net of these allowances. Shipments during the promotional period are not subject to return after the end of the promotional period.

For the nine months ended September 30, 2005 and 2004, distributor and promotional allowances were $1,050,300, or 9.7% of gross sales, and $1,343,300, or 10.7% of gross sales, respectively.

•	Damages and Returns

In the nine months ended September 30, 2005 and 2004, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends. For the nine months ended September 30, 2005 and 2004, damages and returns charged against revenues were $167,600, or 1.5 % of gross sales, and $218,400, or 1.7 % of gross sales, respectively.

The following is a summary of the damages and returns reserve:

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
Beginning balance	$55,067	$-0-
Provision for damages and returns	167,600	218,400
Actual damages and returns during the period	172,507	179,760
Ending balance	$50,160	$38,640
Damages and returns are typically immaterial to the Company’s overall results. As the majority of returns represent consumer returns, which trail sales by about a month, the reserve has been set at approximately 3.3% of the past month’s sales based upon historical run rates in order to properly match revenues and deductions.

•	Cash Discounts

Cash discounts are recorded as deducted by customers from remittances, as the customer does not earn them until the customer pays according to terms.

For the nine months ended September 30, 2005 and 2004, cash discounts were $167,600, or 1.5 % of gross sales, and $218,400, or 1.7 % of gross sales, respectively.

•	Slotting

Slotting charges related to new distribution (either a new customer or a new product introduced to an existing customer) are recorded as a prepaid expense as incurred and amortized over 12 months as a reduction of revenues. Should a customer cease purchasing from Naturade or discontinue the respective product line, the unamortized slotting costs are charged against revenues at that time. There have been no significant unamortized slotting charges charged against revenues in the periods reported.

For the nine months ended September 30, 2005 and 2004, slotting costs were $162,800, or 1.5 % of gross sales, and $77,88, or 1.8 % of gross sales, respectively.

•	Coupon and Rebate Redemption

Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates.

For the nine months ended September 30, 2005 and 2004, coupon and rebate costs were $2,600, and $6,000, or respectively.

          Inventory Valuation. Merchandise inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company considers cost to include the direct cost of finished goods provided by co-packers as well as the cost of those components supplied to the co-packers. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made.
          Accounts Receivable and Allowances for Uncollectible Accounts. Accounts receivable are unsecured, and the Company is at risk to the extent such amounts become uncollectible. Accounts receivable are stated net of applicable reserves for returns and allowances, billbacks and doubtful accounts. Management regularly reviews and monitor individual account receivable balances to determine if the reserve amounts are appropriate and provides for an allowance for uncollectible accounts by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar Increase (Decrease)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100%	100%	(12%)	(10%)
Gross profit	48%	46%	(8%)	(11%)
Selling, general and administrative expenses	61%	52%	0%	(8%)
Operating loss	(13%)	(6%)	(83%)	(22%)
Loss before provision for income taxes	(17%)	(8%)	(77%)	32%
Provision for income taxes	0%	0%	0%	0%
Net loss	(17%)	(8%)	(77%)	32%
     Net Sales
     Net sales for three months ended September 30, 2005 decreased $94,772 or 2.6%, to $3,559,979 from $3,654,751 for the same period in 2004. For the nine months ended September 30, 2005, net sales decreased $1,315,960, or 12.5%, to $9,235,321 from $10,551,281 from the same period in 2004. The decrease in net sales is due principally to the lack of sales related to Aloe Vera products, which totaled $378,970 and $1,290,899, respectively, in the three and six month periods ended June 30, 2004, as a direct result of the sale of this brand in November 2004. In addition, the Company’s ready-to-drink line, which accounted for $80,602 and $324,268, respectively in the three and six month periods ended June 30, 2004, was discontinued in mid 2004 due to slow turns at retail. The decreases were partially offset by sales of the Ageless and Symco brands totaling $153,196 and $685,482 during the three and nine months ended September 30, 2005. These brands were acquired in August 2005.
          Net Sales are calculated based upon gross revenues less certain allowances.
          For the three months ended September 30, 2005, distributor and promotional allowances were $308,600, or 7.8 % of gross sales, compared to $427,200, or 9.9 % of gross sales, for the same period in 2004. The decrease in distributor and promotional allowances is a result of the decrease in sales for the period. For the nine months ended September 30, 2005, distributor and promotional allowances were $1,050,300, or 9.7 % of gross sales, compared to $1,346,300, or 10.7 % of gross sales, for the same period in 2004. The decrease in distributor and promotional allowances is a result of the decrease in sales for the period. Damages and returns for the three months ended

September 30, 2005 were $89,000, or 2.2 % of gross sales, as compared to $136,300, or 3.2 % of gross sales, for the three months ended September 30, 2004. Lower sales in the mass market have resulted in lower returns. Damages and returns for the nine months ended September 30, 2005 were $167,600, or 1.5 % of gross sales, as compared to $218,400, or 1.7 % of gross sales, for the nine months ended September 30, 2004. There was no significant variance in damages and returns. Cash discounts for the three months ended September 30, 2005 were $53,500, or 1.3% of gross sales, as compared to $62,800, or 1.5% of gross sales, in the same period of 2004. There was no significant variance in cash discounts for the three months ended June 30, 2005. Cash discounts for the nine months ended September 30, 2005 were $167,600, or 1.5% of gross sales, as compared to $218,400, or 1.7% of gross sales, in the same period of 2004. There was no significant variance in cash discounts for the nine months ended June 30, 2005. Slotting charges related to new distribution for the three months ended September 30, 2005 were $58,100, or 1.4% of gross sales, as compared to $58,100, or 1.4% of gross sales, in 2004. There was no significant change in slotting charges. Slotting charges related to new distribution for the nine months ended September 30, 2005 were $162,800, or 1.5% of gross sales, as compared to $77,800, or 1.8% of gross sales, in 2004. Slotting charges increased due to placement of ReVivex™ product in 2005. Coupon and rebate redemption for the three months ended September 30, 2005 was $400, as compared to $900, in the same period of 2004. Coupon and rebate redemption for the nine months ended September 30, 2005 was $2,600 compared to $6,000, in the same period of 2004.
     Mass Market Net Sales. For the three months ended September 30, 2005, mass market net sales decreased $403,544, or 22.2%, to $1,416,570 from $1,820,114 for the three months ended September 30, 2004. For the nine month period ended September 30, 2005, mass market net sales decreased $725,146, or 14.7%, to $4,223,154 from $4,948,300 from the same period in 2004. The decrease in net sales during the period is principally related to softness in the grocery channel partially offset by new product sales of ReVivex® during the period.
     Health Food Net Sales. For the three months ended September 30, 2005, health food channel net sales increased $308,771, or 16.8%, to $2,143,409 from $1,834,639 for the three months ended September 30, 2004. For the nine month period ended September 30, 2005, health food net sales decreased $590,814, or 10.5%, to $5,012,167 from $5,602,981 for the same period in 2004. The sales decline is principally related to the lack of sales of Aloe Vera products, which accounted for $414,970 for the quarter ended September 30, 2004 and $1,290,899 for the nine months ended September 30, 2004, as a result of the sale of this brand in November 2004 partially offset by new sales of Ageless and Symco products $153,196 and $685,482 respectively during the 3 months ended September 30, 2005.
     Channels of Distribution On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 60.2% for the health food channel and 39.8% for the mass market channel for the three month period ended September 30, 2005 as compared to 50.2 % and 49.8%, respectively, for the same period in 2004. For the nine month period ended September 30, 2005, health food channel sales were 54.3% and mass market channel sales were 45.7% as compared to 53.1% and 46.9% respectively, for the same period in 2004. The change in sales by channel is principally related to the lack of Aloe Vera products which are principally sold in the health food channel offset by the softness in the grocery channel and sales of Ageless and Symco products in the health channel.
     For the three months ended September 30, 2005, domestic net sales decreased $1,550, or 0%, to $3,537,613 from $3,538,163 for the three months ended September 30, 2004. For the nine month period ended September 30, 2005, domestic net sales decreased $1,055,187, or 10.4%, to $9,133,165 from $10,188,352 for the same period in 2004. The decrease in domestic net sales is principally due to the softness in the mass market channel, the lack of Aloe Vera product sales and the discontinuance of the Company’s ready-to-drink line, offset by new product sales of ReVivex®, Ageless and Symco. For the three months ended September 30, 2005, international sales decreased $93,222, or 80.7%, to $22,366 from $115,588. International sales for the three month period ended September 30, 2005 decrease principally due to softness in the Canadian market for the Company’s products. The Company is currently investigating alternatives to its current distributors in order to expand the Canadian market. For the nine month period ended September 30, 2005, international net sales decreased $260,773 or 71.9% to $102,156 from $362,929 in the same period of 2004. International sales decreased in the nine month period due principally to pipeline fill related to a new distributor in Canada during the same period of 2004 coupled with the softness of the Canadian market described above.

     Gross Profit
     Gross profit as a percentage of net sales for the three months ended September 30, 2005 increased 4.5% to 52.0% of net sales, from 47.5% for the three months ended September 30, 2004. The increase for the quarter is due principally to higher margins related to brands acquired during the period which, on a blended basis, average 66% versus historical margins of 47.5% for Naturade products. Gross profit for the nine month period ended September 30, 2005 decreased 2.2% to $4,439,712 or 48.1% of net sales from $4,842,888 or 45.9% of net sales for the same period in 2004. The increase in gross profit as a percentage of sales is related to the higher gross margin on new ReVivex® products introduced during the first nine months of 2005 and brands acquired in August 2005 as compared to the products sold during the same period of 2004.
     Operating Costs and Expenses
     Operating costs and expenses for the three months ended September 30, 2005 increased $862,248 to $2,537,739, or 71.3% of net sales, from $1,675,491, or 45.8% of net sales, for the three months ended September 30, 2004. Operating expense for the period include a non-cash charge of $155,556 in amortization of intangible assets acquired in acquisitions and one time transaction and transition costs of $236,200 related to the reorganization and acquisitions. In addition, the Company purchased consumer advertising totaling $217,300 during the period related to promoting consumer awareness for its ReVivex brand. Revenues related to this advertising should be seen during the fourth quarter of 2005. On an adjusted basis, operating costs would have been 54% of net sales for the period. As the company has completed the integration of its acquisitions in September 2005, operating costs should decline in subsequent quarters. For the nine month period ended September 30, 2005, operating costs and expenses increased $138,719 to $5,636,993, or 61.0% of net sales, from $5,498,274, or 52.1% of net sales, for the same period in 2004. This decrease is primarily due to an aggressive costs reduction program undertaken by the Company during the nine months ended September 30, 2005 in order to partially offset the effects of reduced net sales. Operating costs reductions, including a temporary reduction of management salaries of 10%, were partially offset by onetime transaction and transition costs of $236,200 plus amortization of intangible assets acquired from Symco and Ageless of $155,556 during the period.
     Interest Expense
     Interest expense for the three and nine month periods ended September 30, 2005 increased $58,931 to $281,457 from $222,526 compared to the same period in September 30, 2004 principally due to increased borrowings on the Loan Agreement with related parties, more fully explained in Note 7 to the Financial Statements, coupled with increased average borrowings on average borrowings on the Company’s credit facility during the third quarter of 2005.
Liquidity and Capital Resources
     The Company’s operating activities used cash of $756,491 in the nine months ended September 30, 2005, compared to cash provided of $198,650 from operating activities in the nine months ended September 30, 2004. This increase in cash used from operating activities is primarily due to the increase in the Company’s operating loss of $686,460 and a decrease in accounts payable providing a use of cash of $344,326, an increase in prepaid assets of $340,865, partially offset by an increase in cash provided by accounts receivable of $506,669 and inventories of $708,242.
     Net cash provided by inventories was $708,242 for the nine months ended September 30, 2005, compared with net cash used in inventories of $302,206 for the nine month ended September 30, 2004. Management elected to reduce inventories during the first nine months of 2005 in order to offset reduced sales forecasted for the period. The Company continues to maintain inventory levels necessary to minimize demands on cash yet sufficient to meet current customer orders.

     Net cash provided by accounts receivable was $506,669 for the nine month period ended September 30, 2005 compared to net cash provided from accounts receivable of $735,303 for the same period of 2004, principally due to lower sales in the last quarter of 2004 as compared to the last quarter of 2003 coupled with lower sales during the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004. General customer terms and the Company’s collection policies have remained constant.
     Net cash used by accounts payable and accrued expenses was $344,326 for the nine month period ended September 30, 2005 compared to net cash provided of $654,508 for the same period of 2004, principally due to the continued maintenance of reduced of inventories during the period which resulted in a reduction of vendor account balances.
     There were no changes in the provision for excess and obsolete inventory for the nine month periods ended September 30, 2005 and 2004.
     The Company’s working capital deficit increased from $1,859,321 at December 31, 2004 to $2,705,650 at September 30, 2005. This increase was largely due to the decrease in receivables and inventory as a result of decreased sales and a concentrated inventory reduction program partially offset by an increase in accrued expenses related principally to prepaid fees on obtaining financing.
     The Company’s cash provided by financing activities was $1,316,337 for the nine months ended September 30, 2005, compared to cash used in financing activities of $75,483 for the same period of 2004. The increase in cash used in financing activities was the result of borrowings of $1,000,000 on the Term Loan Agreement and borrowings on the related party loans of $300,000 during the nine months ending September 30, 2005 as compared to the same period in 2004.
     As of September 30, 2005, the Company was in compliance with all of the covenants of the Credit Agreement with Laurus.
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2005, the Company had an accumulated deficit of $25,077,255, a net working capital deficit of $2,705,650 and a stockholders’ capital deficiency of $12,428,842, and had incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.
     The Company’s liquidity would be adversely affected if the Company commits a default under the Credit Agreement and Laurus exercises its right to terminate, or demand immediate payment of all amounts outstanding under the Credit Agreement as a result of a default. In addition, if the Company continues to incur declines in revenues, the Company could encounter a shortage in cash reserves required to meet current commitments. This could result in the Company being unable to obtain products necessary to fulfill customer orders. The Company has raised additional capital through the financing with Laurus Master Fund, Ltd as described in Note 5. The Company is seeking to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact of Contractual Obligations and Commercial Commitments
     The following summarizes the Company’s contractual obligations at September 30, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$6,242,361	$3,283,711	$1,616,305	-0-	-0-
Operating leases	428,859	113,981	$314,878	-0-	-0-
Employment agreements (a)	1,721,250	389,250	666,000	666,000	(a	)
Consulting agreements	250,000	250,000	-0-	-0-	-0-
Total contractual cash obligations	8,624,470	4,036,942	2,597,183	666,000	-0-
Series C Convertible Redeemable Preferred Stock	21,000,000	-0-	-0-	-0-	21,000,000

Total	$29,624,470	$4,036,942	$2,597,183	$666,000	$21,000,000

(a)	Employment agreement for Chief Operating Officer/Chief Financial Officer and Executive Vice President of Sales have indefinite terms.
New Accounting Pronouncements
     In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first annual reporting period after December 15, 2005. The adoption of this pronouncement will increase compensation expense under the modified prospective approach (e.g., the impact of outstanding grants which continue to vest plus future grants will result in more compensation expense relative to their previous approach under APB No. 25). The Company is still evaluating the amount of the increase to compensation expense.
     In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) which provides guidance regarding the application of SFAS No. 123R. SAB No. 107 expresses views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon the adoption of SFAS 123R, the modification of employee share options to adoption of SFAS No. 123R, and disclosures in Managements Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123R.
     In November 2004, the FASB issued SFAS No. 151 Inventory Costs. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory cost incurred in fiscal years beginning after June 15,

2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.
Forward Looking Statements
     Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, many of which are beyond the control of the Company, including those discussed below under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those anticipated by the Company’s management. In addition, the information set forth in the reports the Company files with the SEC from time to time, describe certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unexpected events.
RISK FACTORS
          An investment in the Company’s common stock involves a high degree of risk. In addition to the other information contained in this report, you should carefully consider the following risks and uncertainties before purchasing the Company’s common stock. If any of these risks or uncertainties were to occur, the Company’s business, financial condition and operating results could suffer serious harm. In that case, the trading price of the Company’s common stock could decline and you could lose all or part of your investment.
The Company may incur future losses which may affect its ability to continue as a going concern.
          The Company had a net loss of approximately $2.1 million, $2.7 million, $1.9 million, $402,000 and $368,000 for the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively, and $1,542,891 loss for the nine months ended September 30, 2005. At September 30, 2005, the Company had an accumulated deficit of $25,077,255, a net working capital deficit of $2,705,650 and a stockholders’ capital deficiency of $12,428,842. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, the Company could be forced to cease operations and investors in its common stock could lose their entire investment. Based on this situation, the Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s December 31, 2004 financial statements have been prepared on the assumption that it will continue as a going concern and do not include material adjustments that would be necessary if the Company were to cease operation.
The Company’s success depends on current and ongoing financing which may not be available or, if available, could result in substantial dilution to its stockholders, depress the market price of its common stock and impair its ability to raise capital by selling its common stock.
          The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements, acquire additional brands or businesses and fund its current operating losses. Additional financing is made more difficult by the issuance of a going concern opinion since such opinion may lower creditor confidence in the Company and lending entities may refuse to grant the Company a loan or line of credit, or if such loan or line of credit is granted, it may be granted only on terms materially less favorable to the Company than are available to its competitors, including, but not limited to, a higher than average rate of interest or the issuance of options, warrants or other rights to acquire its common stock at prices that are, or in the future may be, less than the market price of its common stock, which could result in substantial dilution to its stockholders, depress the market price of its common stock and impair its ability to raise capital by selling its common stock.

          On July 26, 2005, the Company entered into a Security and Purchase Agreement (the “Financing Agreement”) with Laurus, pursuant to which Laurus provided the Company with a $4,000,000 convertible financing facility composed of a $3,000,000 revolving credit facility and a $1,000,000 term loan. Although the Company believes that the financing under the Financing Agreement is sufficient to meet its current operating needs for at least the next 12 months, additional financing may be required during the next 12 months in order to continue to acquire additional brands or businesses. In connection with the Financing Agreement, Naturade granted Laurus an option to purchase 8,721,375 shares of common stock at a purchase price of $0.0001 per share and a warrant to purchase 1,500,000 shares at a purchase price of $0.80 per share. On November 8, 2005, the closing sales price of the Company’s common stock in the over-the-counter market was $0.23. The issuance of these shares of common stock could cause substantial dilution to the Company’s stockholders, depress the market price of the Company’s common stock and impair the Company’s ability to raise capital by selling the Company’s common stock.
The Company’s revenues depend on the integration and continued revenues of acquired businesses.
          On July 28, 2005, pursuant to an Assignment and Assumption Agreement, Quincy assigned to the Company all of its right, title and interest in and to the Ageless Agreement and the Symco/Symbiotics Agreement and the Company agreed to perform all of Quincy’s obligations under the Ageless Agreement and the Symco/Symbiotics Agreement. The Company’s success depends on the integration of these acquired companies and their continued revenues. If Naturade is not successful in integrating these acquisitions or future acquisitions, the Company’s future growth may be hindered which may have a material adverse effect on the Company’s business and financial condition.
The Company’s revenues depend on continued business from the Company’s key customers.
          The Company’s three largest customers together account for 87.4% of net sales for the nine months ended September 30, 2005. One mass market customer, Wal-Mart/Sam’s Club, represented approximately 39.4% of the Company’s net sales, and two health food distributors, United Natural Foods, Inc. (“UNFI”) and Tree of Life, Inc., accounted for 30.2% and 17.8%, respectively, of the Company’s net sales, during the nine months ended September 30, 2005. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. Although major customers, from time to time, have experienced financial difficulties, the Company is not aware of any financial difficulties currently being experienced by any of these customers. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which cause net sales to decline. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. For example, Wal-Mart elected to eliminate all protein powders from distribution in November 2004. As a result, the Company’s revenues in 2005 were reduced by $960,000 as a result of the discontinuance of Naturade Total Soy® products by Wal-Mart. In addition, the Company elected to discontinue a national seasonal program with Costco in 2004, instead electing to promote a regional program in high volume regions. This resulted in a reduction of approximately $1,450,000 in annual revenues from Costco.
The Company depends on third party suppliers and manufacturers for its products.
          The Company depends upon third party suppliers and manufacturers, such as Omni Pak Industries and Nellson Nutraceuticals, for its products. Naturade does not have long-term supply agreements with any of its suppliers or manufacturers. Although the Company believes that alternative sources of materials and contract manufacturing services are available, the loss of one or more suppliers or manufacturers could have a material adverse effect on results of operations until an alternative source is located and has commenced producing the Company’s products.

If the Company’s third party suppliers or manufacturers fail to timely deliver products of acceptable quality or comply with FDA manufacturing guidelines, or raise prices, profits may be affected.
          The use of third party suppliers and manufacturers and the resulting loss of direct control over production could result in the Company’s failure to receive timely delivery of products of acceptable quality. Any failure by third party suppliers or manufacturers to deliver products, or the delivery of defective products, may adversely affect the Company’s ability to deliver products to its customers in a timely manner and of an acceptable quality. If the Company fails to deliver products of acceptable quality in a timely manner, its customers may seek alternative sources for its products. The Company’s use of third party suppliers and manufacturers could also reduce its gross profits if the suppliers or manufacturers raise prices and the Company cannot find alternative, less costly sources or pass price increases on to customers.
          Although the Company requires that the Company’s third party suppliers and manufacturers comply with the U.S. Food and Drug Administration (the “FDA”) manufacturing guidelines, Naturade cannot assure that these third parties will always act in accordance to these regulations. If the manufacturing facilities used by the Company’s third- party suppliers or manufacturers did not meet those standards, the production of its products could be delayed until the necessary modifications are made to comply with those standards or alternate suppliers or manufacturers are located. Furthermore, the potential exists for circumstances to arise which would require the Company to seek out alternate suppliers or manufacturers who operate in compliance with the FDA’s requirements.
The Company’s current financial condition could cause third party suppliers and manufacturers to refuse to do business with us, or to do so only on less favorable terms.
          The Company does not have long-term supply agreements and the going concern opinion by the Company’s independent registered public accounting firm may lower vendor confidence in us and they may refuse to provide products or do business with the Company, or may do so only on less favorable terms, which could cause net sales to decline. In addition, the Company’s current cash position could result in a higher degree of credit risk than normal for its suppliers. As a result, supplier pricing may include factors related to this credit risk such as the absence of cash discounts and the costs of extended terms that increase the Company’s cost for product and ultimately decrease its profitability. Any unfavorable change in the Company’s cash position could result in additional costs for product affecting its profitability.
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
     Weight loss products are subject to increased regulatory scrutiny due to intensified campaigns by both FTC and FDA. FTC has specifically launched a nation-wide law enforcement sweep against companies making false weight-loss claims. This initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, encourage media outlets not to carry advertisements containing bogus weight-loss claims and to educate consumers to be on their guard against companies promising miraculous weight loss without diet or exercise. The FTC campaign identifies seven specific claims that they consider suspect, including: “Lose weight without diet or exercise”; “Eat what you want and lose weight”; “Weight loss will be permanent” (even when the user stops using the product); “Block the absorption of fat or calories, and lose substantial weight”; “Safely lose more than three pounds per week for a period of more than four weeks”; “Substantial weight loss for all users”; and “Diet patches, creams, wraps, earrings and other products worn on the body or rubbed into the skin that cause substantial weight loss.” If the FDA and FTC move beyond their current focus and more closely scrutinize weight loss products in the retail marketplace, there can be no assurance that this change in focus would not have an adverse effect on the sale of the Company’s products.

     As a result of the Company’s efforts to comply with changes in applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act (“DSHEA”), or more stringent interpretations of current laws or regulations. Naturade cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for its products. Any of or all of such requirements could hurt sales of the Company’s products or increase its costs, resulting in material harm to its results of operations and financial condition.
The Company’s competitors may develop products that are more effective or less costly.
          The market for nutraceutical products is highly competitive. Many of the Company’s competitors, such as GeniSoy and Health Source by Abbott Labs, have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than the Company. Naturade’s competitors may succeed in developing products that are more effective or less costly than any products developed by the Company.
The Company’s success depends on its ability to attract and retain qualified personnel.
          The Company’s success depends upon its ability to attract and retain qualified sales, marketing, scientific and executive management personnel. To commercialize its products and product candidates, Naturade must maintain and expand its personnel, particularly in the areas of product sales and marketing. Naturade faces intense competition for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Moreover, managing the integration of new personnel could pose significant risks to the Company’s development and progress and increase its operating expenses.
Expanding the Company’s sales in the mass market resulted in less stable demand for the Company’s products.
          Although traditionally Naturade has been a marketer for the health food market, the Company recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant risks for the Company. Compared to sales in the health food market, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short-term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed the Company’s short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to the Company’s business.
Certain stockholders have the ability to control the Company and have other substantial rights, preferences and privileges.
          Laurus, Quincy, Health Holdings and Westgate (the “Principal Stockholders”) have the ability to control the Company and have other substantial rights, preferences and privileges, as a result of the following factors:
•	At September 30, 2005, the Principal Stockholders collectively owned 78.9% of the Company’s outstanding common stock, 100% of its outstanding Series C Convertible Preferred Stock (the

“Series C”) and options and warrants to acquire an additional 28.1% of its common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities held by the Principal Stockholders). As a result, the Principal Stockholders have the ability to elect all of the Company’s directors, control the outcome of all matters requiring stockholder approval and control the Company’s management and affairs.
•	As holders of the Series C, the Principal Stockholders are entitled to substantial rights, preferences and privileges, including the following:
o	For each fiscal year, the holders of the Series C will be entitled to receive a cash dividend equal to 20% of the amount, if any, by which the Company’s pre-tax profit for such year exceeds $10 million. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of the Company’s business or distributions to the holders of its common stock.

o	On the liquidation or sale of the company, the holders of the Series C will be entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends. This preferential payment would reduce the amount available for distribution to the holders of the Company’s common stock.

o	At any time after July 22, 2006, the holders of the Series C will have the right to convert each share of Series C into one share of common stock (subject to adjustment to prevent dilution). The issuance of these shares of common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of the Company’s common stock and impair its ability to raise capital through the sale of common stock.

o	On December 31, 2012, Naturade will be required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company is legally able to do so. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of the Company’s business or distributions to the holders of its common stock.
•	The Principal Stockholders hold the following options and warrants to purchase additional shares of common stock:
o	Quincy holds a warrant to purchase up to 7,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $0.80 per share.

o	Quincy holds a warrant to purchase up to 7,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.02 per share.

o	Health Holdings holds warrants to purchase up to 10,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.00 per share.

o	Laurus holds an option to purchase up to 8,721,375 shares of common stock, subject to certain limits, at any time on or after July 26, 2005 at a price of $0.0001 per share, and a warrant to purchase up to 1,500,000 shares of common stock at any time on or after July 26, 2005 through July 26, 2010 at a price of $0.80 per share.

o	Quincy, Health Holdings and Westgate hold 4,200,000, 12,600,000 and 4,200,000 shares, respectively, of Series C, each of which is convertible into one share of common stock (subject to adjustment to prevent dilution).

o	Laurus holds promissory notes convertible into an aggregate of 1,900,000 shares of common stock at a price of $0.80 per share.

The issuance of these shares of common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of the Company’s common stock and impair its ability to raise capital through the sale of common stock.
•	The Company has granted the Principal Stockholders certain registration rights with respect to the common stock issuable upon the exercise of the foregoing options and warrants or the conversion of the Series C and convertible promissory notes. The exercise of outstanding options and warrants, and the conversion of outstanding shares of Series C and convertible promissory notes, could cause substantial dilution to the Company’s stockholders.
          The Company has issued options and warrants to acquire common stock to the Principal Stockholders and to its employees at various prices, some of which are, or may in the future have, exercise prices at or below the market price of the Company’s common stock. As of September 30, 2005, the Company had outstanding options and warrants to purchase a total of 34,221,375 shares of its common stock, of which 25,000,000 had exercise prices above the market price of its common stock on September 30, 2005 ($0.30 per share) and 8,721,375 had exercise prices at or below this market price. The weighted average exercise price was $0.70 per share at that date. If exercised, these options and warrants could cause substantial dilution to the Company’s stockholders.
          The Company also has issued shares of Series C and convertible promissory notes, some of which are, or may in the future have, conversion prices at or below the market price of its common stock. As of September 30, 2005, the Company had outstanding shares of Series C and convertible promissory notes to purchase a total of 21,000,000 shares of its common stock, all of which had conversion prices above the market price of the Company’s common stock on September 30, 2005 ($0.30 per share). The weighted average conversion price was $1.00 per share at that date. If converted, these shares of Series C and convertible promissory notes could cause substantial dilution to the Company’s stockholders.
          The number of shares of common stock issuable upon exercise of outstanding options and warrants, or the conversion of outstanding shares of Series C and convertible promissory notes, is subject to adjustment to prevent dilution upon stock splits, stock dividends, sales of common stock at prices below the exercise or conversion price and other events.
The large number of shares of common stock issuable upon the exercise of outstanding options and warrants, or the conversion of outstanding shares of Series C and convertible promissory notes, could depress the market price of the Company’s common stock and impair its ability to raise capital by selling its common stock.
          As of September 30, 2005, 39,251,964 shares of common stock were outstanding and 68,744,118 additional shares (subject to adjustment to prevent dilution) were issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C and convertible promissory notes. The exercise prices or conversion prices are, or in the future may be, less than the market price of the Company’s common stock. In addition, future sales of common stock or securities convertible into common stock at or below recent market prices could result in dilution of the common stock. The risk of dilution may cause some of the Company’s stockholders to sell their shares, which could further reduce the market price of the Company’s common stock and impair its ability to raise capital by selling common stock.
Future sales of equity securities could cause substantial dilution to the Company’s stockholders, depress the market price of its common stock and impair its ability to raise capital by selling its common stock.
          The Company may seek to obtain new financing from various sources, including the sale of its securities. Future sales of common stock or securities convertible into common stock at or below recent market prices could result in dilution of the common stock, depress the market price of the Company’s common stock and impair its ability to raise capital by selling its common stock.

The Company has granted registration rights with respect to numerous shares, the sale of which could depress the market price of its common stock and impair its ability to raise capital by selling its common stock.
          The Company has granted registration rights to the holders of 60,744,117 shares of common stock which are currently outstanding or are issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C or convertible promissory notes, in addition to the shares being offered hereby. In addition, the Company has agreed to grant registration rights with respect to the 3,000,000 shares of common stock to be issued in connection with the proposed acquisition of Living Essentials. The availability of these shares for sale could depress the market price of the Company’s common stock and impair its ability to raise capital by selling its common stock.
The Company’s future success depends on the Company’s ability to develop and commercialize products.
          The Company currently is engaged in developing nutraceuticals, which are characterized by extensive and costly research and rapid technological progress and change. New process developments are expected to continue at a rapid pace in both industry and academia. The Company’s future success will depend on its ability to develop and commercialize its existing product candidates and to develop new products. There can be no assurance that Naturade will successfully complete the development of any of its existing product candidates or that any of its future products will be commercially viable or achieve market acceptance. In addition, research and development and discoveries by others could render some or all of our programs or potential product candidates uncompetitive or obsolete.
The Company is subject to variability of quarterly results and, therefore, its results of operations for any period may not be indicative of future periods.
          The Company has experienced, and expects to continue to experience, variations in its net sales and operating results from quarter to quarter. The Company believes that the factors that influence this variability of quarterly results include the timing of its introduction of new product lines, the level of consumer acceptance of each product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the timing of trade shows, the product mix of customer orders, the timing of placement or cancellation of customer orders, the weather, transportation delays, the occurrence of chargebacks in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of The Company’s results of operations from period to period is not necessarily meaningful, and its results of operations for any period are not necessarily indicative of future performance.
The change in control affected by the Company’s recent recapitalization may restrict future use of its tax loss carry forwards.
          As of December 31, 2004, the Company had federal net operating loss carry forwards of approximately $19,500,000 that begin expiring in December 2017 and state net operating loss carry forwards of $5,400,000 that begin expiring in December 2005. A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership, such as the Company’s recent recapitalization, may restrict the future utilization of these tax loss carry forwards.
The Company may not have sufficient resources to address product liability exposure.
          Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company’s products and product candidates, and there can be no assurance that the Company will be able to avoid significant product liability exposure. The Company may be subject to various product liability claims, including, among others, that its products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Naturade currently maintains general liability insurance and product liability insurance at levels consistent with industry norms and as required by the Company’s principal customers. The Company believes such insurance to be adequate. There can be no assurance that the Company will be able to maintain insurance in sufficient amounts to protect it against such liabilities at a reasonable cost. Any future product liability claim against the Company could result in it paying substantial damages, which may not be covered by insurance and may have a material adverse effect on the Company’s business and financial condition.
The dietary supplement industry as a whole is experiencing a decline in sales.
          The Company’s business consists primarily of selling natural products and functional foods, including soy protein-based products. The soy foods category as a whole has recently experienced decreased sales. Other categories of dietary supplements have experienced reduced sales in recent periods after several years of dramatic growth. In particular, revenues in both the herbal and health food store categories have had periods of significant decline. There can be no assurance that this general consumer trend will not be experienced by the Company’s product categories as well. Even if the Company is successful in increasing sales within its market category, a decline in the overall market for natural products or functional foods could have a material adverse affect on its business.
Adverse publicity may affect the Company’s ability to attract and retain distributors.
          The Company’s products are formulated with vitamins, minerals, herbs and other ingredients that it regards as safe when taken as recommended by the Company and that scientific studies have suggested may involve health benefits. While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products. The Company is highly dependent upon consumers’ perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies that may not adhere to the same quality standards as the Company does. The Company could be adversely affected if any of its products, or any similar products distributed by other companies, should prove harmful or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effectiveness of such products. The Company’s ability to attract and retain distributors could be adversely affected by negative publicity relating to it or to other direct sales organizations or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company or other direct sales organizations.
The Company may not be able to protect its intellectual property which could enable other companies to replicate its products.
          The Company’s success depends in part on its ability to preserve its trade secrets and know-how, and operate without infringing on the property rights of third parties. The Company does not have any patents, and as a result another company could replicate one or more of its products. The Company’s policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a U.S. federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. The Company intends to register its trademarks in certain foreign jurisdictions where its products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the United States.
          Currently, the Company has 20 U.S. trademarks as well as a California registration on two trademarks. The Company also maintain trademark registrations in approximately 11 foreign countries. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. The Company will evaluate and pursue potential infringement on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elect not to pursue them, the value of its trademarks could be substantially weakened. If the Company takes action to enforce its intellectual property rights, litigation may be necessary. Any such litigation could be very costly and could distract the Company’s personnel. Due to limited financial resources, the Company may be unable to pursue some litigation matters. In matters the Company does pursue, it can provide no assurance of a favorable outcome. An unfavorable outcome in any proceeding could have a material adverse effect on its business, financial condition and results of operations.

New products are expensive to introduce and may not be successful.
          Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors of currently existing products, as well as new formulations or configurations such as Diet Lean® and ReVivex®. The Company experiences significant costs in formulating new products, designing packaging and merchandising. While the Company conducts extensive market research to determine consumer trends in both the mass market and health food market, there can be no assurance that consumers and retailers will accept its new products. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.
The Company’s stock price may be subject to significant fluctuations.
          Trading in the Company’s common stock is low in volume. The market price of the Company’s common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. For the five trading days ended September 30, 2005, the average daily trading volume of its common stock was -0- shares, compared to the 60,744,117 additional shares for which the Company has granted registration rights. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by the Company’s independent registered public accounting firm, which may cause the Company’s stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company’s common stock.
The Company’s common stock is currently deemed to be a “penny stock.” As a result, trading of its shares may be subject to special requirements which could impede the Company’s stockholders’ ability to resell their shares.
          The Company’s common stock is a “penny stock” as that term is defined in Rule 3a51-1 adopted under the Exchange Act because it is selling at a price below $5.00 per share. In the future, if the Company was unable to list its common stock on Nasdaq or a national securities exchange, or the per share sale price is not at least $5.00, its common stock may continue to be deemed to be a “penny stock.”
          Section 15(g) of the Exchange Act and Rule 15g-2, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; to provide the investor with a written statement setting forth the basis on which the broker-dealer made such determination; and to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.
          Compliance with these requirements may make it more difficult for holders of the Company’s common stock to resell their shares to third parties or to otherwise dispose of them.

The Company may not be able to comply in a timely manner with Section 404 of the Sarbanes-Oxley Act of 2002, which could harm its operating results.
          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required, beginning in the Company’s fiscal year 2007, to perform an evaluation of its internal control over financial reporting and have the Company’s independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The Company has prepared an internal plan of action for compliance with the requirements of Section 404, although as of the date of this filing, it has not yet completed its effectiveness evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have a material weakness as reported by its independent registered public accounting firm. If the Company fails to complete this evaluation in a timely manner, or if its independent registered public accounting firm cannot timely attest to the Company’s evaluation, it could be subject to regulatory scrutiny and a loss of public confidence in the Company’s internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause us to fail to meet its reporting obligations.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
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
     The Company’s long-term debt primarily consists of a $4.0 million line of credit originally entered into on July 27, 2005 a $1,550,000 Loan Agreement with a majority shareholder and other investors and $92,345 in Investor Notes. The line of credit bears interest at prime rate plus 2.0%. The Loan Agreement bears interest at 15% per annum and is due on December 31, 2006. The Investor Notes bear interest at 15% per annum with the remaining balance due on December 31, 2005. However, given the fixed interest rate on the Loan Agreement and Investor Notes, interest rate changes generally will have no effect on the interest rates under the Loan Agreement, the Investor Notes or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the nine month period ended September 30, 2005, the interest expense on the line of credit was $132,001. If the interest rate on the line of credit for the nine month period ended September 30, 2005 had increased by one percent to prime rate plus 3.0%, this would result in an interest expense of $147,087.
ITEM 4. Controls and Procedures.
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
     Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such a simple errors or mistakes or intentional circumvention of the established process. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the Company’s disclosure objectives.
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

PART II. Other Information
ITEM 1. Legal Proceedings.
     NONE
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 22, 2005, the Company issued the following equity securities directly, without the services of an underwriter, and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act:
•	The Company issued to Quincy (i) 30,972,345 shares of common stock, (ii) warrants to purchase 14,000,000 shares of common stock at $0.80 per share, and (iii) 4,200,000 shares of Series C, all in consideration of Quincy negotiating, and arranging the financing for, the Company’s acquisition of selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such acquisition;

•	The Company issued to Health Holdings (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of common stock at a purchase price of $1.00 per share and, in exchange therefor, Health Holdings surrendered for cancellation 41,054,267 shares of common stock; and

•	The Company issued to Westgate 4,200,000 shares of Series C, entitling Westgate, at any time after July 22, 2006, to convert such shares into one share of common stock at a purchase price of $0.80 per share and, in exchange therefor, Westgate surrendered for cancellation 13,540,723 shares of Series B Convertible Preferred Stock.

These securities were issued to Quincy, Health Holdings and Westgate pursuant to the Master Investment Agreement, dated as of July 22, 2005. See Note 4 to the Financial Statements.

On July 26, 2005, the Company issued the following equity securities directly to Laurus, without the services of an underwriter, and without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act:

•	$3,000,000 revolving note;

•	$1,000,000 convertible term note, convertible into 1,250,000 shares of common stock at $0.80 per share;

•	$500,000 first minimum convertible borrowing note, convertible into 625,000 shares of common stock at $0.80 per share;

•	Warrant to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share; and

•	Option to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.0001 per share.
These securities were issued to Laurus pursuant to a Security and Purchase Agreement, dated as of July 26, 2005. See Note 5 to the Financial Statements for a discussion of the Laurus financing transaction.
On July 26, 2005, the Company issued to Liberty Company Financial LLC a warrant to purchase up to 3,647,743 shares of common stock at $0.08 per share. The Company issued the warrant to Liberty for introducing the

Company to Laurus and the warrant was issued directly, without the services of an underwriter, and without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act.
On August 3, 2005, the company issued 2,850,000 shares of the Company’s common stock to Douglas Wyatt, the founder of Symco and Symbiotics, and 150,000 shares of the Company’s common stock to David W. Brown, the President of Symco and Symbiotics, pursuant to consulting agreements.
On August 5, 2005, the Company issued 1,800,000 shares of the Company’s common stock to Naomi Balcombe, the founder of Ageless, pursuant to a consulting agreement.
The securities issued to Mr. Wyatt, Mr. Brown and Ms. Balcombe were part of the Company’s acquisitions of certain assets of Ageless, Symco and Symbiotics. See Note 6 to the Financial Statements. These securities were all issued without the services of an underwriter, and without registration under the Securities Act, in reliance on Section 4(2) of the Securities Act.
ITEM 3. Defaults Upon Senior Equity Securities.
     NONE.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     NONE
ITEM 5. Other Information.
     NONE

ITEM 6. Exhibits
(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Naturade, Inc., together with amendments and Certificates of Designation relating thereto, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3.2	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on January 3, 2002, incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.6	Certificate of Amendment of Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003, incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005 .

3.7	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003, incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005 .

3.8	Certificate of Decrease of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.9	Certificate of Designation of Series C Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.10	Certificate of Elimination of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.11	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Form of certificate of common stock, par value $0.0001 per share, incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

4.2	Form of certificate of Series C Convertible Preferred Stock, par value $0.0001 per share, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.1	Master Investment Agreement dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P., Quincy Investments Corp., Bill D. Stewart and David A. Weil, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

Exhibit No.	Description
10.2	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Health Holdings and Botanicals, LLC to purchase up to 10,000,000 shares of common stock at $1.00 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.3	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.4	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $1.02 per share, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.5	Registration Rights Agreement dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P. and Quincy Investments Corp., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.6	Asset Purchase Agreement dated as of July 22, 2005, by and among Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.7	Assignment and Assumption Agreement dated as of July 22, 2005, by and among the Company, Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.8	Asset Purchase Agreement dated as of July 27, 2005, by and between Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.9	Assignment and Assumption Agreement dated as of July 28, 2005, by and among the Company, Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.10	Security and Purchase Agreement, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.11	Common Stock Purchase Option dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 8,721, 375 shares of common stock at $0.001 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.12	Common Stock Purchase Warrant dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 1,500,000 shares of common stock at $0.80 per shares, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.13	Secured Convertible Term Note in the amount of $1,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.14	Secured Revolving Note in the amount of $3,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.15	Registration Rights Agreement dated as of July 26, 2005, by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.16	Secured Convertible Minimum Borrowing Note in the amount of $500,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.17	Promissory Note in the amount of $1,775, 687.46, dated August 3, 2005, by Quincy Investments Corp. and the Company payable to Symbiotics, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.18	Promissory Note in the amount of $648,234.00, dated August 5, 2005, by Quincy Investments

Exhibit No.	Description
Corp. and the Company payable to The Ageless Foundation, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.19	Guaranty of Promissory Note dated as of August 3, 2005, by Peter H. Pocklington for the benefit of each of Symco Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.20	Guaranty of Promissory Note dated as of August 5, 2005, by Peter H. Pocklington for the benefit of The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.21	Trademark License Agreement dated August 3, 2005, by and among the Company, Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.22	Consulting Agreement dated August 30, 2005, between Naturade, Inc. and Quincy Investment Corp., incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on September 9, 2005.

31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: November 14, 2005	By	/s/ Bill D. Stewart

Bill D. Stewart
Chief Executive Officer

DATE: November 14, 2005	By	/s/ Stephen M. Kasprisin

Stephen M. Kasprisin
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Naturade, Inc., together with amendments and Certificates of Designation relating thereto, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3.2	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on January 3, 2002, incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.6	Certificate of Amendment of Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003, incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005 .

3.7	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003, incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005 .

3.8	Certificate of Decrease of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.9	Certificate of Designation of Series C Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.10	Certificate of Elimination of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.11	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Form of certificate of common stock, par value $0.0001 per share, incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

4.2	Form of certificate of Series C Convertible Preferred Stock, par value $0.0001 per share, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.1	Master Investment Agreement dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P., Quincy Investments Corp., Bill D. Stewart and David A. Weil, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.2	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Health Holdings and Botanicals, LLC to purchase up to 10,000,000 shares of common stock at $1.00 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

Exhibit No.	Description
10.3	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.4	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $1.02 per share, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.5	Registration Rights Agreement dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P. and Quincy Investments Corp., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.6	Asset Purchase Agreement dated as of July 22, 2005, by and among Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.7	Assignment and Assumption Agreement dated as of July 22, 2005, by and among the Company, Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.8	Asset Purchase Agreement dated as of July 27, 2005, by and between Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.9	Assignment and Assumption Agreement dated as of July 28, 2005, by and among the Company, Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.10	Security and Purchase Agreement, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.11	Common Stock Purchase Option dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 8,721, 375 shares of common stock at $0.001 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.12	Common Stock Purchase Warrant dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 1,500,000 shares of common stock at $0.80 per shares, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.13	Secured Convertible Term Note in the amount of $1,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.14	Secured Revolving Note in the amount of $3,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.15	Registration Rights Agreement dated as of July 26, 2005, by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.16	Secured Convertible Minimum Borrowing Note in the amount of $500,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.17	Promissory Note in the amount of $1,775, 687.46, dated August 3, 2005, by Quincy Investments Corp. and the Company payable to Symbiotics, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.18	Promissory Note in the amount of $648,234.00, dated August 5, 2005, by Quincy Investments Corp. and the Company payable to The Ageless Foundation, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

Exhibit No.	Description
10.19	Guaranty of Promissory Note dated as of August 3, 2005, by Peter H. Pocklington for the benefit of each of Symco Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.20	Guaranty of Promissory Note dated as of August 5, 2005, by Peter H. Pocklington for the benefit of The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.21	Trademark License Agreement dated August 3, 2005, by and among the Company, Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.22	Consulting Agreement dated August 30, 2005, between Naturade, Inc. and Quincy Investment Corp., incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on September 9, 2005.

31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002