Form 10-Q/A
period 2005-09-30
NATURADE INC
filed 2006-03-28
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 33-7106-A
NATURADE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	23-2442709 (I. R. S. Employer Identification No.)
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

EXPLANATORY NOTE
     Naturade, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the “Report”) to restate its financial statements for the three and nine months ended September 30, 2005, as more fully discussed in Notes 1, 4, 5 and 6 of the notes to the financial statements. This Amendment No. 1 corrects the Company’s third quarter financial statements to reflect the impact of accounting for the completion in July 2005 of the Master Investment Agreement, acquisitions of Symco and Ageless and Laurus financing.
     To make these corrections and related changes, the Company is amending and restating Items 1, 2 and 4 of the Report. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Item 1, as amended, is set forth herein. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Report is unchanged in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Report, except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. Except as specifically indicated, the Report has not been updated to reflect events occurring subsequently to the original filing date.

FORM 10-Q/A
Amendment No. 1 to
QUARTERLY REPORT
Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
NATURADE, INC.
Balance Sheets
As of September 30, 2005 and December 31, 2004
(Unaudited)

	September 30, 2005	December 31, 2004
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$211,724	$210,573
Accounts receivable, net	2,038,828	2,186,431
Inventories, net	1,216,635	1,598,685
Prepaid expenses and other current assets	319,175	268,810

Total current assets	3,786,362	4,264,499

Property and equipment, net	149,855	94,890
Goodwill	2,386,298	—
Customer lists, trademarks and formulations, net	2,544,444	—
Deferred financing fees	3,931,685	—
Other assets	42,002	42,002

Total assets	$12,840,646	$4,401,391

LIABILITIES, REDEEMABLE PREFERRED STOCK, WARRANTS AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,702,121	$2,666,425
Accrued expenses	804,336	513,544
Current portion of Notes Payable to Related Parties	92,345	1,067,954
Revolving Line of Credit	1,917,844	—
Current portion of long-term debt	2,108,234	1,875,897

Total current liabilities	7,624,880	6,123,820

Long-term Notes Payable to Related Parties,less current maturities	1,250,000	—
Long-term debt, less current maturities	1,616,305	—

Total Liabilities	10,491,185	6,123,820

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B including accumulated preferred stock dividends of $-0-at September 30, 2005 and $686,578 at December 31, 2004, less discount of $-0- at September 30, 2005, and $1,142,858 at December 31, 2004, par value $0.0001 per share: authorized -0 shares at September 30, 2005 and 50,000,000 at December 31, 2004; issued and outstanding, -0- at September 30, 2005 and 13,540,723 at December 31, 2004 ($2,000,000 redemption value at December 31, 2004)	—	1,309,119

Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $460,000 at September 30, 2005 and $-0- at December 31, 2004, par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding, 21,000,000 at September 30, 2005 and -0- at December 31, 2004 ($21,000,000 redemption value)	2,140,000	—

WARRANTS	845,592

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 39,251,964 at September 30,2005 and 44,533,886 at December 31, 2004	3,925	4,453
Preferred stock, Series A, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 0 at September 30, 2005 and December 31, 2004	0	0
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at September 30, 2005 and December 31, 2004	12	12

Additional paid-in capital	22,793,471	18,987,458
Accumulated deficit	(23,433,539)	(22,023,471)

Total stockholders’ deficit	(636,131)	(3,031,548)

Total liabilities,redeemable preferred stock, warrants and stockholders’ deficit	$12,840,646	4,401,391

See accompanying notes to financial statements.

NATURADE, INC
Statements of Operations for the Three Months and Nine Months
    Ended September 30, 2005 and September 30, 2004

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)
Net sales	$3,559,979	$3,654,751	$9,235,321	$10,551,281

Cost of sales	1,708,575	1,919,725	4,795,609	5,708,393

Gross profit	1,851,404	1,735,026	4,439,712	4,842,888

Costs and expenses:
Selling, general and administrative expenses	2,367,451	1,659,614	5,436,402	5,446,919
Depreciation	14,732	15,877	45,035	51,355
Amortization	155,556	—	155,556	—

Total operating costs and expenses	2,537,739	1,675,491	5,636,993	5,498,274

Operating income (loss)	(686,335)	59,535	(1,197,281)	(655,386)

Other expense (income)	10,711	(1,316)	7,265	(6,404)

Interest Expense:
Interest expense	118,081	78,328	281,456	222,526
Amortization of deferred financing fees and debt discounts	436,385	—	436,385	—

Total interest expense	554,466	78,328	717,841	222,526

Loss before provision for income taxes	(1,251,512)	(17,477)	(1,922,387)	(871,508)

Provision for income taxes	—	—	800	800

Net loss	(1,251,512)	(17,477)	(1,923,187)	(872,308)
Less:
Preferred Stock Dividend-Series B	(21,310)	(63,928)	(157,318)	(187,145)
Deemed Dividend-Series B	1,251,984	(71,429)	1,109,127	(214,285)
Deemed Dividend-Series C	(460,000)	—	(460,000)	—

Net loss applicable to common shares	$(480,838)	$(152,834)	$(1,431,378)	$(1,273,738)

Loss per share:
Basic	$(0.01)	$(0.00)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.03)

Weighted Average Number of Shares used in Computation of Loss per Share:
Basic	39,533,703	44,533,886	42,873,825	44,533,886
Diluted	39,533,703	44,533,886	42,873,886	44,533,886
See accompanying notes to financial statements

NATURADE, INC
Statements of Cash Flows for the Nine Months
Ended September 30, 2005 and September 30, 2004

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)
	(Restated)
Cash flows from operating activities:
Net loss	($1,923,187)	($872,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	200,591	51,355
Amortization of loan discounts and deferred finance fees	436,385	—
Changes in assets and liabilities:
Accounts receivable	448,323	735,303
Inventories	774,692	(302,206)
Prepaid expenses and other current assets	(50,367)	(56,002)
Other assets	—	(12,000)
Accounts payable and accrued expenses	(252,429)	654,508

Net cash provided by (used in) operating activities:	(365,992)	198,650

Cash flows from investing activities:
Acquisitions	(558,695)	—

Net cash used in financing activities:	(558,695)	—

Cash flows from financing activities:
Net payments under line of credit	(1,875,897)	(501,630)
Net borrowings under revolver	1,917,844	—
Proceeds from term loan	1,000,000	—
Proceeds on issuance of debt to related parties	300,000	500,000
Deferred financing fees	(390,500)	—
Payments of long-term debt	(25,609)	(73,853)

Net cash provided by (used in) financing activities:	925,838	(75,483)

Net increase (decrease) in cash and cash equivalents	1,151	123,167
Cash and cash equivalents, beginning of period	210,573	144,102

Cash and cash equivalents, end of period	$211,724	$267,269

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$132,001	$132,858
Taxes	$800	$800

Non-cash financing activities:
Preferred stock dividend -Series B	$157,318	$187,145
Deemed dividend-Series B	($1,109,027)	$214,285
Deemed dividend-Series C	$460,000	$0
Conversion of common stock and Series B preferred stock to Series C preferred stock	$1,840,000	$0

Acquired business (Note 6):
Non-cash consideration:
Fair value of common stock issues	$1,794,260	$0
Fair value of preferred stock	$63,484	$0
Notes Payable	$2,724,539	$0
Warrants	$159,765
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
Subsequently to the issuance of the Company’s financial statements for the quarter ended September 30, 2005, the Company amended the accounting related to the recapitalization, (See Note 4-“Recapitalization”), financing with Laurus Master Fund, LLP, (See Note 5-“Financing”) and the acquisitions of Symco. Inc and the Ageless Foundation Laboratories, Inc., (See Note 6-“Acquisitions) as a result of the final analysis of the valuation of the preferred stock and common stock consideration paid for Ageless and Symco and in the recapitalization. The following is a summary of changes to the financial statements previously reported for the quarter ended September 30, 2005.
Balance Sheet:

	As Previously
	Reported	As Revised
	September 30, 2005	September 30, 2005
Goodwill	$4,508,685	$2,386,298
Deferred financing fees	$501,635	$3,931685
Accrued expenses	$704,336	$804,336
Revolving line of credit	$1,175,477	$1,917,844
Series C convertible preferred stock	$14,313,007	$2,140,000
Common stock	$3,925	$3,925
Additional paid in capital	$12,644,476	$22,743,471
Accumulated deficit	($25,077,255)	($23,433,539)
Total stockholders deficit	($12,428,842)	($636,131)

Statement of Operations

	As Previously Reported		As Revised
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2005	2005	2005
Interest expense	$161,470	$337,545	$554,466	$717,841
Loss before provision for income taxes	($861,216)	($1,542,091)	($1,251,512)	($1,922,387)
Net loss	($861,216)	($1,542,891)	($1,251,512)	($1,923,187)
Net loss applicable to common shares	($1,069,434)	($2,029,974)	($480,838)	($1,431,378)
Basic and diluted loss per share	($0.03)	($0.05)	($0.01)	($0.03)
Statement of Cash Flows

	As Previously
	Reported	As Revised
	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Cash flow from operating activities:
Net loss	($1,542,891)	($1,923,187)
Amortization of loan discounts and deferred financing fees	$56,089	$436,385
Changes in assets and liabilities:
Accounts receivable	$506,669	$448,323
Inventories	$708,242	$774,692
Prepaid expenses	($340,865)	($50,367)
Accounts payable and accrued expenses	($344,326)	($252,429)
Net cash provided by (used in) in operating activities	($756,491)	($365,992)

Deferred financing fees	$0	($390,500)
Net cash provided by (used in) financing activities	$1,316,337	$925,838
2.	Inventories — Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Raw Materials	$242,500	$203,610
Finished Goods	1,055,446	1,476,386

Subtotal	1,297,946	1,679,996
Less: Reserve for Excess and Obsolete Inventories	(81,311)	(81,311)

	$1,216,635	$1,598,685

3.	Leases — The Company rents property and equipment under certain non-cancelable operating leases expiring in various years through 2007. Future minimum commitments under operating leases as of September 30, 2005 are as follows:

Year	Amount
2005 (October-December)	$113,981
2006	299,558
2007	15,320

Total	$428,859

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
     The Series B Stock was not converted under the original terms of the Series B. The holders of the Series B stock exchanged their shares of Series B for shares of Series C. The Series B was discontinued under the articles of the Company.
     The unaudited fair value of the Series C issued to Westgate is $336,000. Since the unaudited fair value of the consideration issued or paid is less than the carrying amount of the preferred stock being retired, the difference was credited to retained earnings and included in net income (loss) attributable to common shareholders. As the unaudited fair value of the Series C is less than the value at maturity of $4,200,000, the difference between the recorded value of the Series C issued to Health Holdings and the value at maturity, in the amount of $3,864,000, will be accreted to December 31, 2012 and charged to retained earnings as a preferred stock dividend.
     The unaudited fair value of the Series C Preferred Stock issued to Health Holdings is $1,008,000. The Health Holdings Warrant was valued at $597,062 using the Black Scholes valuation model (“Black Sholes”). The cost to buy the common shares (or unaudited fair value of the Series C plus the warrants in this case) is in excess of the par value and as such the difference is charged to additional paid in capital. As the unaudited fair value of the Series C is less than its value at maturity of $12,600,000, the difference between the recorded value of the Series C issued to Health Holdings and the value at maturity ($12,600,000) in the amount of $11,592,000 will be accreted to December 31, 2012 and charged to retained earnings as a preferred stock dividend.
     Common stock issued to Quincy was valued at the cost per share at the date of closing $0.08 or $2,477,788. Series C was valued based upon the value of common stock, if converted of $336,000. The difference between the terminal value of Series C of $4,200,000 and the value at closing of $336,000 ($3,864,000) will be accreted to December 31, 2012 and charged to retained earnings as a preferred stock dividend. The Company determined that there is no beneficial conversion feature of this exchange. The Warrants issued to Quincy were valued at $845,592 using Black Scholes. The total value of the Common Stock, Quincy Warrants and Series C shares ($2,813,788) was allocated to the purchase cost for Ageless and Symco based on a usual broker fee percentage to the total purchase price of the acquisitions. The remaining value was allocated to deferred financing fees (debt issuance cost and guarantee fees) ratably to the three amounts of debt guaranteed by Quincy. The deferred financing fees will be amortized over the term of each loan based on the interest method. (See Note 6).
     Subsequent to this transaction (the “Recapitalization”), the Company entered into a Management Services Agreement under which certain principals of Quincy will provide management and consulting services to the Company.

5.	Financing — On July 26, 2005, the Company entered into a Security and Purchase Agreement (the “Financing Agreement”) with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which Laurus provided the Company with a $4,000,000 convertible financing facility composed of a $3,000,000 revolving credit facility and a $1,000,000 term loan. The indebtedness under the revolving facility is evidenced by a convertible “Revolving Note” and one or more convertible “Minimum Borrowing Notes,” and the indebtedness under the term loan is evidenced by a convertible “Term Note” (collectively, the “Laurus Notes”). Gross funds of $2,655,250 were advanced to the Company on July 26, 2005 under the Laurus Notes, comprisied of $1,000,000 under the Term Note, $500,000 under the first minimum borrowing note (the “First Minimum Borrowing Note”) and $1,155,250 under the Revolving Note. At September 30, 2005, $1,417,844 was outstanding under the revolving facility, $500,000 was outstanding under the First Minimum Borrowing Note and $1,000,000 was outstanding under the term loan.
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
     The Company paid to Laurus in cash a total of $193,500 in fees and expenses, consisting of a “closing payment” of $156,000 and reimbursement of $37,500 of Laurus legal fees. Also in connection with the Laurus financing, the Company issued a warrant to Liberty Company Financial LLC (“Liberty”) for introducing the Company to Laurus (the “Liberty Warrant”). The Liberty Warrant entitles the holder to purchase up to 3,647,743 shares of common stock at a purchase price of $0.08 at any time on or after July 26, 2006 through July 26, 2011.
     The value of the warrants and options issued to Laurus, using Black Scholes, equaling $786,036 and composed of the value of the Laurus Option ($694,106) and the Laurus Warrant ($91,930) was classified as a discount and will be amortized as interest expense over 36 months using the interest method. The Company determined that there is no beneficial conversion feature of this exchange.
     The value of the warrant issue to Liberty of $223,555 using Black Scholes was capitalized as deferred finance fee and will be amortized over 36 months using the interest method.
     In conjunction with the Financing Agreement, Health Holdings, Stewart and Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2005 to December 31, 2006.
     On January 11, 2006 the Company and Laurus amended the Financing Agreement , pursuant to which the parties:
•	Increased the term loan from $1,000,000, of which $909,000 was outstanding at January 11, 2006, to $1,650,000. Over advances totaling $650,000 were transferred from the Revolving Note to the Term Note with the remaining $91,000 utilized as a reduction of the amount outstanding under the Revolving Note.

•	Modified the payments on the Term Note from $30,000 per month beginning November 1, 2005 payable in shares of the Company’s common stock or $30,900 per month if paid in cash, to $50,000 per month in cash beginning April 1, 2006.

•	Eliminated the First Minimum Borrowing Note outstanding of $500,000.

•	Eliminated the ability of Laurus to convert the Term Note, the Revolving Note, and the Minimum Borrowing Notes into shares of the Company’s common stock.

•	Extended the term of the Financing Agreement from three years ending on July 26, 2008 to three years ended January 6, 2009.

•	Modified the prepayment provisions of the Revolving Note and the Term Note from an early payment fee of 35% of the loan amounts if paid prior to the termination date, to 5% if retired before January 6, 2007, 4% if retired prior to January 6, 2008 and 3% if retired prior to January 6, 2009.
6.	Acquisitions — On July 22, 2005, Quincy, Symco and Symbiotics entered into an Asset Purchase Agreement (the “Symco/Symbiotics Agreement’), pursuant to which Quincy had the right to acquire certain assets relating to Symco and Symbiotics’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($408,985) and the obligations under certain contracts, (b) pay all outstanding amounts owed under certain credit facilities ($274,382), (c) issue a promissory note payable to Symco and Symbiotics in the principal amount of $2,000,000, (x) less the amount necessary to repay the credit facilities, and (y) subject to a working capital adjustment, (d) pay an additional $60,000 in cash fifteen (15) days after the closing date and an additional $60,000 every thirty (30) days thereafter until the note is paid in full and (e) for a three (3) year period following the closing date, Quincy would pay to Symco and Symbiotics ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $2,000,000 based on the sale of products for each 12 month period during the three year period. Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors, guaranteed the promissory note payable to Symco and Symbiotics. In this acquisition, the Company acquired the right to distribute, and substantially all of the assets related to, Colostrum Plus™, a line of products to enhance immune system functions.
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
     In consideration of such services, Naturade agreed to issue Quincy 33,972,345 shares of common stock and to assume Quincy’s obligations under the Symco/Symbiotics Agreement and the Ageless Agreement. Among the obligations assumed by Naturade was the obligation to issue an aggregate of 3,000,000 shares of common stock to the founders of Symco and Symbiotics in consideration of consulting services to be rendered by them concerning the purchased assets. As a result, Naturade issued Quincy 30,972,345 shares of common stock and Symco and Symbiotics a combined 3,000,000 shares of common stock.
     The acquisitions were accounted for as business combinations under SFAS No. 141. The purchase prices, including transaction costs, were allocated to assets and liabilities based on their estimated fair value, including specific intangible assets. The excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. The value of the 30,972,345 shares and warrants issued to Quincy are considered as part of the costs of the acquisitions and were included as part of the purchase price.

     The following is a summary of the Symco and Ageless transactions (Restated):
     Purchase Price:

Cash	$558,695
Common stock	1,794,260
Preferred stock	63,584
Warrants	159,565
Notes payable	2,724,539

Total	$5,300,743

Allocated as follows:

Accounts receivable	$300,720
Inventory	392,642
Equipment	100,000
Customer lists, trademarks and formulations	2,700,000
Goodwill	2,386,298
Accounts payable	(578,917)

Total	$5,300,743

The customer lists and trademarks are being amortized over 36 months and formulations are being amortized over 24 months. Deferred financing fees are being amortized and charged to interest expense over the life of the Laurus financing based upon the interest method of amortization. Goodwill is expected to be non-taxable deduction.
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
     On August 21, 2003, the terms of the remaining outstanding Investor Notes totaling $202,345 were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. On September 23, 2004, the payment terms on these Investor Notes were modified to December 31, 2004. On March 25, 2005, the payment provisions of the Investor Notes were amended to require a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest due December 31, 2005. In addition, the conversion provision of the Investor Notes allowing the holder to convert outstanding Investor Notes to the Company’s common stock at a predetermined price was eliminated. At September 30, 2005, there was $92,345 outstanding under the Investor Notes.

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
Warrants — In 1999, the Company granted warrants to purchase 600,000 shares of common stock in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 9, the holders of the warrants agreed they would be exercisable for Non-Voting common stock. On December 31, 2004, the warrants issued to Westgate in conjunction with the Private Equity Transaction described in Note 9, were not exercised and accordingly expired.
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
     In consideration for entering into the Master Investment Agreement described in Note 4, the Company issued to Quincy warrants to purchase shares of the Company’s common stock. The warrant entitles the holder to purchase up to 7,000,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 22, 2006 until July 22, 2015 and to purchase up to 7,000,000 shares of common stock at a purchase price of $1.02 per share at any time on or after July 22, 2006 until July 22, 2015. In addition, the Company issued to Health Holdings, warrants to purchase shares of the Company’s common stock. The warrant entitles the holder to purchase up to 10,000,000 shares of common stock at a purchase price of $1.00 per share at any time on or after July 22, 2006 until July 22, 2015.

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

Pursuant to SFAS 123, “Accounting for Stock Based Compensation,” the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. Had the compensation cost for the Company stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts presented below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net loss: As reported	$(1,251,512)	$(17,477)	$(1,923,187)	$(872,308)
Add: Stock-based employee compensation expense included in reported net loss	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,243)	(1,426)	(9,729)	(4,278)

Pro forma	$(1,254,755)	$(18,903)	$(1,932,916)	$(876,586)

Basic and diluted net loss per share:
As reported:
Basic	$(0.01)	$(0.00)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.03)
Pro forma:
Basic	$(0.01)	$(0.00)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.03)
11.	Segment Reporting — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
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
13.	Subsequent Event— On October 7, 2005, the Company entered into an agreement to acquire certain assets of Innovation Ventures, LLC dba Living Essentials (“Living Essentials”). The closing of the acquisition is subject to certain conditions, including the completion of its due diligence, an audit of Living Essentials’ financial statements, the Company obtaining financing and the absence of material adverse changes in the business of Living Essentials. This agreement was terminated on March 24, 2006 by mutual consent of both parties.

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
     The Company’s products are sold to the mass market, the health food market and the military in the United States, Canada and selected international markets. The mass market consists of supermarkets (such as Kroger, Fred Meyer and Albertson’s), mass merchandisers (such as Wal-Mart), club stores (such as Sam’s Club and BJ’s Wholesale) and drug stores (such as American Drug,). The health food market consists of natural food supermarkets (such as Whole Foods and Wild Oats) and over 5,000 independent health food stores.
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

Recent Developments
     Recapitalization
     In July 2005, the Company completed a recapitalization in which Quincy Investments Corp. (“Quincy”) acquired (i) 30,972,345 shares of common stock, (ii) warrants to purchase 14,000,000 shares of common stock and (iii) 4,200,000 shares of Series C Convertible Preferred Stock (the “Series C”), all in consideration of Quincy negotiating, and arranging the financing for, the acquisitions described below and guaranteeing the payment of a portion of the purchase price of each such acquisition. In this recapitalization, the Company’s principal stockholders, Health Holdings and Botanicals LLC (“Health Holdings”) and Westgate Equity Partners, L.P. (“Westgate”) exchanged all shares of common stock and Series B Convertible Preferred Stock held by them, including any accrued and unpaid dividends, for (i) 16,800,000 shares of Series C and (ii) warrants to purchase 10,000,000 shares of common stock. See Note 4 to Financial Statements, “Recapitalization.”
     Financing
     In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus Master Fund, Ltd. (“Laurus”), consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, The Company issued to Laurus an option to purchase up to 8,721,375 shares of common stock at $0.0001 per share and a warrant to purchase up to 1,500,000 shares of common stock at $0.80 per share. See Note 5 to Financial Statements, “Financing.”
     Acquisitions
     In August 2005, the Company acquired certain assets relating to the health products retail business of The Ageless Foundation, Inc. (“Ageless”), Symco, Inc. (“Symco”) and Symbiotics, Inc. (“Symbiotics”). See Note 6 to Financial Statements, “Acquisitions.”
     On October 7, 2005, the Company entered into an agreement to acquire certain assets of Innovation Ventures, LLC dba Living Essentials (“Living Essentials”). The closing of the acquisition is subject to certain conditions, including the completion of its due diligence, an audit of Living Essentials’ financial statements, the Company obtaining financing and the absence of material adverse changes in the business of Living Essentials. See Note 13 to Financial Statements ,“Subsequent Event.” This agreement was terminated on March 24, 2006 by mutual consent of both parties.

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

	Percent of Net Sales		Percentage Dollar Increase (Decrease)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100%	100%	(12%)	(10%)
Gross profit	48%	46%	(8%)	(11%)
Selling, general and administrative expenses	59%	52%	0%	(8%)
Operating loss	(13%)	(6%)	(83%)	(22%)
Loss before provision for income taxes	(21%)	(8%)	(121%)	32%
Provision for income taxes	0%	0%	0%	0%
Net loss	(21%)	(8%)	(121%)	32%
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
     For the three months ended September 30, 2005, distributor and promotional allowances were $308,600, or 7.8% of gross sales, compared to $427,200, or 9.9 % of gross sales, for the same period in 2004. The decrease in distributor and promotional allowances is a result of the decrease in sales for the period. For the nine months ended September 30, 2005, distributor and promotional allowances were $1,050,300, or 9.7 % of gross sales, compared to $1,346,300, or 10.7 % of gross sales, for the same period in 2004. The decrease in distributor and promotional allowances is a result of the decrease in sales for the period. Damages and returns for the three months ended September 30, 2005 were $89,000, or 2.2 % of gross sales, as compared to $136,300, or 3.2 % of gross sales, for the three months ended September 30, 2004. Lower sales in the mass market have resulted in lower returns. Damages and returns for the nine months ended September 30, 2005 were $167,600, or 1.5 % of gross sales, as compared to $218,400, or 1.7 % of gross sales, for the nine months ended September 30, 2004. There was no significant variance in damages and returns. Cash discounts for the three months ended September 30, 2005 were $53,500, or 1.3% of gross sales, as compared to $62,800, or 1.5% of gross sales, in the same period of 2004. There was no significant variance in cash discounts for the three months ended June 30, 2005. Cash discounts for the nine months ended September 30, 2005 were $167,600, or 1.5% of gross sales, as compared to $218,400, or 1.7% of gross sales, in the same period of 2004. There was no significant variance in cash discounts for the nine months ended June 30, 2005. Slotting charges related to new distribution for the three months ended September 30, 2005 were $58,100, or 1.4% of gross sales, as compared to $58,100, or 1.4% of gross sales, in 2004. There was no significant change in slotting charges. Slotting charges related to new distribution for the nine months ended September 30, 2005 were $162,800, or 1.5% of gross sales, as compared to $77,800, or 1.8% of gross sales, in 2004. Slotting charges increased due to placement of ReVivex™ product in 2005. Coupon and rebate redemption for the three months ended September 30, 2005 was $400, as compared to $900, in the same period of 2004. Coupon and rebate redemption for the nine months ended September 30, 2005 was $2,600 compared to $6,000, in the same period of 2004.
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
     For the three months ended September 30, 2005, domestic net sales decreased $1,550, or 0%, to $3,537,613 from $3,538,163 for the three months ended September 30, 2004. For the nine month period ended September 30, 2005, domestic net sales decreased $1,055,187, or 10.4%, to $9,133,165 from $10,188,352 for the same period in 2004. The decrease in domestic net sales is principally due to the softness in the mass market channel, the lack of Aloe Vera product sales and the discontinuance of the Company’s ready-to-drink line, offset by new product sales of ReVivex® , Ageless and Symco. For the three months ended September 30, 2005, international sales decreased $93,222, or 80.7%, to $22,366 from $115,588. International sales for the three month period ended September 30, 2005 decrease principally due to softness in the Canadian market for the Company’s products. The Company is currently investigating alternatives to its current distributors in order to expand the Canadian market. For the nine month period ended September 30, 2005, international net sales decreased $260,773 or 71.9% to $102,156 from $362,929 in the same period of 2004. International sales decreased in the nine month period due principally to pipeline fill related to a new distributor in Canada during the same period of 2004 coupled with the softness of the Canadian market described above.
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
     Interest Expense
     Interest expense for the nine month period ended September 30, 2005 increased $495,315 to $717,841 from $222,526 compared to the same period in September 30, 2004 principally due to amortization of deferred financing fees and debt discounts of $436,385 in the nine months ended September 30, 2005 related to the recapitalization of the Company coupled with the acquisitions of Symco and Ageless. In additions, increased borrowings on the Loan Agreement with related parties, coupled with increased average borrowings on average borrowings on the Company’s credit facility during the third quarter of 2005 resulted in an increase of $58,930 in interest expense during the period.
Liquidity and Capital Resources
     The Company’s operating activities used cash of $365,992 in the nine months ended September 30, 2005, compared to cash provided of $198,650 from operating activities in the nine months ended September 30, 2004. This increase in cash used from operating activities is primarily due to the increase in the Company’s net operating loss of $1,050,879 and a decrease in accounts payable providing a use of cash of $252,429, an increase in prepaid assets of $50,367, partially offset by an increase in cash provided by accounts receivable of $448,385 and inventories of $774,692.
     Net cash provided by inventories was $774,692 for the nine months ended September 30, 2005, compared with net cash used in inventories of $302,206 for the nine month ended September 30, 2004. Management elected to reduce inventories during the first nine months of 2005 in order to offset reduced sales forecasted for the period. The Company continues to maintain inventory levels necessary to minimize demands on cash yet sufficient to meet current customer orders.
     Net cash provided by accounts receivable was $448,323 for the nine month period ended September 30, 2005 compared to net cash provided from accounts receivable of $735,303 for the same period of 2004, principally due to lower sales in the last quarter of 2004 as compared to the last quarter of 2003 coupled with lower sales during the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004. General customer terms and the Company’s collection policies have remained constant.
     Net cash used by accounts payable and accrued expenses was $252,429 for the nine month period ended September 30, 2005 compared to net cash provided of $654,508 for the same period of 2004, principally due to the continued maintenance of reduced of inventories during the period which resulted in a reduction of vendor account balances.
     There were no changes in the provision for excess and obsolete inventory for the nine month periods ended September 30, 2005 and 2004.
     The Company’s working capital deficit increased $1,979,167 from $1,859,321 at December 31, 2004 to $3,838,518 at September 30, 2005. This increase was largely due to an increase in current liabilities related to the revolving credit agreement ($1,917,844) and an increase in accounts payable and accrued expenses and a decrease in receivables and inventory as a result of decreased sales and a concentrated inventory reduction program partially offset by a reduction in current portion of notes payable to related parties resulting from an extension of the payment date to December 31, 2006.
     The Company’s cash provided by financing activities was $925,838 for the nine months ended September 30, 2005, compared to cash used in financing activities of $75,483 for the same period of 2004. The increase in cash used in financing activities was the result of borrowings of $1,000,000 on the Term Note and borrowings on the related party loans of $300,000 during the nine months ending September 30, 2005 as compared to the same period in 2004 partially offset by deferred financing fees of $390,500.
     As of September 30, 2005, the Company was in compliance with all of the covenants of the Credit Agreement with Laurus.
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2005, the Company had an accumulated deficit of $23,433,539, a net working capital deficit of $3,838,518 and a stockholders’ capital deficiency of $636,131, and had incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.
     The Company’s liquidity would be adversely affected if the Company commits a default under the Financing Agreement and Laurus exercises its right to terminate, or demand immediate payment of all amounts outstanding under the Financing Agreement as a result of a default. In addition, if the Company continues to incur declines in revenues, the Company could encounter a shortage in cash reserves required to meet current commitments. This could result in the Company being unable to obtain products necessary to fulfill customer orders. The Company has raised additional capital through the financing with Laurus as described in Note 5. The Company is seeking to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

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
New Accounting Pronouncements
     In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first annual reporting period after December 15, 2005. The adoption of this pronouncement will increase compensation expense under the modified prospective approach (e.g., the impact of outstanding grants which continue to vest plus future grants will result in more compensation expense relative to their previous approach under APB No. 25). The Company is still evaluating the amount of the increase to compensation expense.
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
     The Company had a net loss of approximately $2.1 million, $2.7 million, $1.9 million, $402,000 and $368,000 for the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively, and $1,923,187 loss for the nine months ended September 30, 2005. At September 30, 2005, the Company had an accumulated deficit of $23,433,539, a net working capital deficit of $3,838,518 and a stockholders’ capital deficiency of $636,131. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, the Company could be forced to cease operations and investors in its common stock could lose their entire investment. Based on this situation, the Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2004 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s December 31, 2004 financial statements have been prepared on the assumption that it will continue as a going concern and do not include material adjustments that would be necessary if the Company were to cease operation.
In our recent acquisitions, we have assumed substantial additional obligations.
     In our acquisition of Ageless, we assumed accounts payable of $173,593 and an obligation to an employee in the amount of $600,000. In addition, we agreed to pay a purchase price consisting of a promissory note in the principal amount of $648,234, and entered into certain consulting agreements. In our acquisition of Symco and Symbiotics, we assumed accounts payable of $408,965, indebtedness under credit facilities of $224,313 and obligations under certain contracts, totaling $274,382. In addition, we agreed to pay a purchase price consisting of a promissory note in the principal amount $1,476,305 and an earn out, and entered into certain consulting agreements. For a description of these acquisitions, including the purchase prices, assets acquired and obligations assumed, see “Business – Acquisitions.” We have only limited resources available to us. If these resources are insufficient to allow us to pay these obligations as they come due and to maintain our business as it is currently operated, we could be forced to cease operations, and investors in our common stock could lose their entire investment.

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
     On July 26, 2005, we entered into a Financing Agreement with Laurus, pursuant to which Laurus provided us with a $4,000,000 convertible financing facility composed of a $3,000,000 revolving credit facility and a $1,000,000 term loan. The Financing Agreement was amended on January 11, 2006 whereby the term loan was increased to $1,650,000. The amount available for borrowing under the Financing Agreement may be limited by such reserves as Laurus deems proper based upon significant developments relating to the Company or its account debtors. Laurus’ discretionary rights could reduce the amount of funds available for borrowing under the revolving credit facility.
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
     The Company’s three largest customers together account for 87.4% of net sales for the nine months ended September 30, 2005. One mass market customer, Wal-Mart/Sam’s Club, represented approximately 39.4% of the Company’s net sales, and two health food distributors, United Natural Foods, Inc. (“UNFI”) and Tree of Life, Inc., accounted for 30.2% and 17.8%, respectively, of the Company’s net sales, during the nine months ended September 30, 2005. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers have experienced financial difficulties. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which cause net sales to decline. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. For example, Wal-Mart elected to eliminate all protein powders from distribution in November 2004. As a result, the Company’s revenues in 2005 were reduced by $960,000 as a result of the discontinuance of Naturade Total Soy® products by Wal-Mart. In addition, the Company elected to discontinue a national seasonal program with Costco in 2004, instead electing to promote a regional program in high volume regions. This resulted in a reduction of approximately $1,450,000 in annual revenues from Costco.

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
     Although the Company requires that the Company’s third party suppliers and manufacturers comply with the FDA manufacturing guidelines, Naturade cannot assure that these third parties will always act in accordance to these regulations. If the manufacturing facilities used by the Company’s third- party suppliers or manufacturers did not meet those standards, the production of its products could be delayed until the necessary modifications are made to comply with those standards or alternate suppliers or manufacturers are located. Furthermore, the potential exists for circumstances to arise which would require the Company to seek out alternate suppliers or manufacturers who operate in compliance with the FDA’s requirements.
The Company’s current financial condition could cause third party suppliers and manufacturers to refuse to do business with us, or to do so only on less favorable terms.
     The Company does not have long-term supply agreements and the going concern opinion by our independent registered public accounting firm may lower vendor confidence in us and they may refuse to provide products or do business with us, or may do so only on less favorable terms, which could cause our net sales to decline. In addition, our current cash position could result in a higher degree of credit risk than normal for our suppliers. As a result, supplier pricing may include factors related to this credit risk such as the absence of cash discounts and the costs of extended terms that increase our cost for product and ultimately decrease our profitability. Any unfavorable change in our cash position could result in additional costs for product affecting our profitability. From time to time, we have experienced difficulties with various vendors requiring us to purchase product on cash upon delivery (“COD”) basis. As a result of purchasing on a COD basis, we could experience significant delays in shipments to our customers, which could have a material affect on our operating results.
Restrictions or requirements imposed by government regulation could result in material harm to the Company’s results of operations and financial condition.
     The Company’s operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, including the FDA and the FTC. Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of the Company’s products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.

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
     As a result of the Company’s efforts to comply with changes in applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain aspects of its sales, marketing and advertising programs. The Company may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations. Naturade cannot predict the nature of future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for its products. Any of or all of such requirements could hurt sales of the Company’s products or increase its costs, resulting in material harm to its results of operations and financial condition.
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
     Laurus, Quincy, Health Holdings and Westgate (the “Principal Stockholders”) have the ability to control the Company and have other substantial rights, preferences and privileges, as a result of the following factors:
•	At September 30, 2005, the Principal Stockholders collectively owned 78.9% of the Company’s outstanding common stock, 100% of its outstanding Series C and options and warrants to acquire an additional 28.1% of its common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities held by the Principal Stockholders). As a result, the Principal Stockholders have the ability to elect all of the Company’s directors, control the outcome of all matters requiring stockholder approval and control the Company’s management and affairs.

•	As holders of the Series C, the Principal Stockholders are entitled to substantial rights, preferences and privileges, including the following:
o	For each fiscal year, the holders of the Series C will be entitled to receive a cash dividend equal to 20% of the amount, if any, by which the Company’s pre-tax profit for such year exceeds $10 million. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of the Company’s business or distributions to the holders of its common stock.

o	On the liquidation or sale of the company, the holders of the Series C will be entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends. This preferential payment would reduce the amount available for distribution to the holders of the Company’s common stock.

o	At any time after July 22, 2006, the holders of the Series C will have the right to convert each share of Series C into one share of common stock (subject to adjustment to prevent dilution). The issuance of these shares of common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of the Company’s common stock and impair its ability to raise capital through the sale of common stock.

o	On December 31, 2012, Naturade will be required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company is legally able to do so. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of the Company’s business or distributions to the holders of its common stock.
•	The Principal Stockholders hold the following options and warrants to purchase additional shares of common stock:
o	Quincy holds a warrant to purchase up to 7,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $0.80 per share.

o	Quincy holds a warrant to purchase up to 7,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.02 per share.

o	Health Holdings holds warrants to purchase up to 10,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.00 per share.

o	Laurus holds an option to purchase up to 8,721,375 shares of common stock, subject to certain limits, at any time on or after July 26, 2005 at a price of $0.0001 per share, and a warrant to purchase up to 1,500,000 shares of common stock at any time on or after July 26, 2005 through July 26, 2010 at a price of $0.80 per share.

o	Quincy, Health Holdings and Westgate hold 4,200,000, 12,600,000 and 4,200,000 shares, respectively, of Series C, each of which is convertible into one share of common stock (subject to adjustment to prevent dilution).

o	Laurus holds promissory notes convertible into an aggregate of 1,900,000 shares of common stock at a price of $0.80 per share.

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
     The Company’s common stock is a “penny stock” as that term is defined in Rule 3a51-1 adopted under the Exchange Act because it is selling at a price below $5.00 per share. In the future, if the Company was unable to list its common stock on a national securities exchange, or the per share sale price is not at least $5.00, its common stock may continue to be deemed to be a “penny stock.”
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
     The Company’s long-term debt primarily consists of a $4.0 million line of credit originally entered into on July 27, 2005, a $1,550,000 Loan Agreement with a majority shareholder and other investors and $92,345 in Investor Notes. The line of credit bears interest at prime rate plus 2.0%. The Loan Agreement bears interest at 15% per annum and is due on December 31, 2006. The Investor Notes bear interest at 15% per annum with the remaining balance due on December 31, 2005. However, given the fixed interest rate on the Loan Agreement and Investor Notes, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or the Investor Notes or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the nine month period ended September 30, 2005, the interest expense on the line of credit was $132,001. If the interest rate on the line of credit for the nine month period ended September 30, 2005 had increased by one percent to prime rate plus 3.0%, this would result in an interest expense of $147,087.
ITEM 4. Controls and Procedures.
     The Company’s management, with the participation of the Company’s Chief Executive Officer, Bill D. Stewart, and Chief Financial Officer, Stephen M. Kasprisin, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based upon that evaluation in light of the requirement to restate the September 30, 2005 financial statements, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective at the reasonable assurance level in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.
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
ITEM 3. Defaults Upon Senior Equity Securities.
     NONE.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     NONE
ITEM 5. Other Information.
     NONE
ITEM 6. Exhibits
(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Naturade, Inc., together with amendments and Certificates of Designation relating thereto, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3.2	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on January 3, 2002, incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.6	Certificate of Amendment of Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003, incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.7	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003, incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.8	Certificate of Decrease of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

Exhibit No.	Description
3.9	Certificate of Designation of Series C Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.10	Certificate of Elimination of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.11	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Form of certificate of common stock, par value $0.0001 per share, incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

4.2	Form of certificate of Series C Convertible Preferred Stock, par value $0.0001 per share, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.1	Master Investment Agreement dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P., Quincy Investments Corp., Bill D. Stewart and David A. Weil, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.2	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Health Holdings and Botanicals, LLC to purchase up to 10,000,000 shares of common stock at $1.00 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.3	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.4	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $1.02 per share, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.5	Registration Rights Agreement dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P. and Quincy Investments Corp., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.6	Asset Purchase Agreement dated as of July 22, 2005, by and among Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.7	Assignment and Assumption Agreement dated as of July 22, 2005, by and among the Company, Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.8	Asset Purchase Agreement dated as of July 27, 2005, by and between Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.9	Assignment and Assumption Agreement dated as of July 28, 2005, by and among the Company, Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.10	Security and Purchase Agreement, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

Exhibit No.	Description
10.11	Common Stock Purchase Option dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 8,721, 375 shares of common stock at $0.001 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.12	Common Stock Purchase Warrant dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 1,500,000 shares of common stock at $0.80 per shares, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.13	Secured Convertible Term Note in the amount of $1,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.14	Secured Revolving Note in the amount of $3,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.15	Registration Rights Agreement dated as of July 26, 2005, by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.16	Secured Convertible Minimum Borrowing Note in the amount of $500,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.17	Promissory Note in the amount of $1,775, 687.46, dated August 3, 2005, by Quincy Investments Corp. and the Company payable to Symbiotics, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.18	Promissory Note in the amount of $648,234.00, dated August 5, 2005, by Quincy Investments Corp. and the Company payable to The Ageless Foundation, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.19	Guaranty of Promissory Note dated as of August 3, 2005, by Peter H. Pocklington for the benefit of each of Symco Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.20	Guaranty of Promissory Note dated as of August 5, 2005, by Peter H. Pocklington for the benefit of The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.21	Trademark License Agreement dated August 3, 2005, by and among the Company, Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.22	Consulting Agreement dated August 30, 2005, between Naturade, Inc. and Quincy Investment Corp., incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on September 6, 2005.

31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: March 27, 2006	By	/s/ Bill D. Stewart
Bill D. Stewart
Chief Executive Officer

DATE: March 27, 2006	By	/s/ Stephen M. Kasprisin Stephen M. Kasprisin
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Naturade, Inc., together with amendments and Certificates of Designation relating thereto, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3.2	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on January 3, 2002, incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.6	Certificate of Amendment of Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003, incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.7	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003, incorporated by reference to Exhibit 3.7 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.8	Certificate of Decrease of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

3.9	Certificate of Designation of Series C Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.10	Certificate of Elimination of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.11	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Form of certificate of common stock, par value $0.0001 per share, incorporated by reference to Exhibit 3.8 to the Company’s Registration Statement of Form SB-2 (File No. 333-127937) filed on August 29, 2005.

4.2	Form of certificate of Series C Convertible Preferred Stock, par value $0.0001 per share, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.1	Master Investment Agreement dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P., Quincy Investments Corp., Bill D. Stewart and David A. Weil, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

Exhibit No.	Description
10.2	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Health Holdings and Botanicals, LLC to purchase up to 10,000,000 shares of common stock at $1.00 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.3	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.4	Common Stock Purchase Warrant dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $1.02 per share, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.5	Registration Rights Agreement dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P. and Quincy Investments Corp., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.6	Asset Purchase Agreement dated as of July 22, 2005, by and among Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.7	Assignment and Assumption Agreement dated as of July 22, 2005, by and among the Company, Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.8	Asset Purchase Agreement dated as of July 27, 2005, by and between Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.9	Assignment and Assumption Agreement dated as of July 28, 2005, by and among the Company, Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.10	Security and Purchase Agreement, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.11	Common Stock Purchase Option dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 8,721, 375 shares of common stock at $0.001 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.12	Common Stock Purchase Warrant dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 1,500,000 shares of common stock at $0.80 per shares, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.13	Secured Convertible Term Note in the amount of $1,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.14	Secured Revolving Note in the amount of $3,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.15	Registration Rights Agreement dated as of July 26, 2005, by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.16	Secured Convertible Minimum Borrowing Note in the amount of $500,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

Exhibit No.	Description
10.17	Promissory Note in the amount of $1,775, 687.46, dated August 3, 2005, by Quincy Investments Corp. and the Company payable to Symbiotics, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.18	Promissory Note in the amount of $648,234.00, dated August 5, 2005, by Quincy Investments Corp. and the Company payable to The Ageless Foundation, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.19	Guaranty of Promissory Note dated as of August 3, 2005, by Peter H. Pocklington for the benefit of each of Symco Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.20	Guaranty of Promissory Note dated as of August 5, 2005, by Peter H. Pocklington for the benefit of The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.21	Trademark License Agreement dated August 3, 2005, by and among the Company, Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.22	Consulting Agreement dated August 30, 2005, between Naturade, Inc. and Quincy Investment Corp., incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on September 9, 2005.

31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002