Form 10-K
period 2005-12-31
NATURADE INC
filed 2006-04-13
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is a not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑ Yes ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐ Non-accelerated filer ☐ Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of such Common Stock held by non-affiliates was $121,805 based on the average of the bid and asked price on that date.
As of March 24, 2006, 41,432,733 shares of the registrant’s Common Stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K constitute “forward-looking statements.” Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties, many of which are beyond our control, discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, which could cause actual results to differ materially from those anticipated by us. In addition, the information set forth in the reports we file from time to time with the SEC describe certain additional risks and uncertainties that could cause actual results to vary materially from the future results covered in such forward-looking statements. You should not place undue reliance on any of these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.
     NATURADE(R), NATURADE TOTAL SOY(R), THE DELICIOUS WAY TO GIVE HEART DISEASE THE SHAKE™, THE DELICIOUS CHOLESTEROL FIGHTER! (R), NATURADE 100% SOY™, NATURADE 100% WHEY™, NATURADE VEG™, NATURADE SOY-FREE VEG™, NATURADE MILK & EGG™, NATURADE N-R-G™, NATURADE PURE SOY™, DIET LEAN™, POWER SHAKE(R), FEEL ALIVE(R), RIBOTEIN™, REVIVEX™, HEAD START™, AGELESS FOUNDATION LABORATORIES(R), SYMCO(R), SYMBIOTICS(R) and EXPEC(R) are trademarks or service marks of Naturade, Inc.

PART I
Item 1. Business
General
     We develop and market branded natural products. We are focused on innovative products designed to nourish the health and well-being of consumers.
     We compete primarily in the market for natural, nutritional supplements. Our products include:
•	Naturade Total Soy(R), a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders;

•	Naturade(R) protein powders;

•	ReVivex™ healthy joint and arthritis pain relief products;

•	Diet Lean(R) products focused on the low carb dieter;

•	SportPharma(R) sports nutrition products; and

•	Other niche dietary supplements.
     In our recent acquisitions of Ageless Foundation, Inc (“Ageless”) and Symco, Inc. and Symbiotics, Inc. (collectively “Symco”), we have acquired the rights to additional products including:
•	Ageless™, a line of anti-aging products, and

•	Colostrum Plus™, a line of products to enhance immune system functions.
     Our products are sold to the mass market, the health food market and the military in the United States, Canada and selected international markets. The mass market consists of supermarkets, mass merchandisers, club stores and drug stores. The health food market consists of natural food supermarkets and over 5,000 independent health food stores.
     We also provide private label products to a limited number of customers.
     Our independent registered public accounting firm qualified their opinion on our December 31, 2005 financial statements by including an explanatory paragraph in which they expressed substantial doubt about our ability to continue as a going concern.
History and Recent Developments
     Product Introductions
     We pioneered the introduction of soy protein powders in the 1950’s. In 1999, the FDA authorized qualifying products to claim on their label that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” We introduced our Naturade Total Soy(R) meal replacement powders featuring this claim on the first day allowed by the FDA. We currently market 26 SKUs featuring this claim.
     In 2002, we broadened our focus to target the weight loss market with the introduction of the Naturade Total Soy(R) line of meal replacements for cholesterol reduction and weight management. In 2003, we introduced the Diet Lean™, a product marketed to reduce the absorption of starch calories. In 2004, this line was extended with additional meal replacement powders and dietary supplements.

     In order to focus our resources on our core soy powder brands and new products and to raise working capital, we sold our Aloe Vera brands in 2004. The Aloe Vera products were focused primarily on the natural health and beauty segment which we determined were outside our current strategic focus.
     In 2004, we introduced the SportPharma(R) line of sports nutrition products. This line is targeted to sports enthusiasts who want an all-natural alternative. The SportPharma(R) brand is licensed under an exclusive agreement for sales to health food stores and the natural food section of supermarkets.
     In October 2004, we introduced the ReVivex™ family of dietary supplements containing Celadrin(R). Celedrin(R) has been reported to promote joint health and mobility. We also introduced ReVivex™ Pain Relief Lotion, a menthol-based topical analgesic for arthritis pain and backache, as well as pain from overexertion or injuries. We do not have a long-term supply agreement for Celadrin(R). In the event the owner of Celadrin(R) refused to provide us with this product, or increased its prices, we would be required to reformulate the ReVivex™ line to use another, perhaps less effective ingredient, or to pass any price increase on to our customers.
     Recapitalization
     On July 22, 2005, we entered into a recapitalization with Quincy Investments Corp. (“Quincy”) and our principal stockholders, Health Holdings and Botanicals LLC (“Health Holdings”) and Westgate Equity Partners, L.P (“Westgate”). In connection with the recapitalization, Quincy negotiated, and arranged the financing for, our acquisition of selected assets of Ageless, Symco and Symbiotics described below. In addition, the recapitalization involved (1) the issuance of securities to Quincy, (2) the exchange by Health Holdings and Westgate of shares of common stock and Series B Convertible Preferred Stock (“Series B”) for shares of Series C Convertible Preferred Stock (“Series C”) and (3) the extension of the maturity date of certain notes held by Health Holdings and Bill D. Stewart, a director and our chief executive officer (“Stewart”), and David A. Weil (“Weil”). The recapitalization has resulted in the availability to the Company of additional products, the delay in the Company’s obligation to pay such notes with a resulting short-term increase in the Company’s liquidity, and a change in control of the Company. For a description of the recapitalization, see “Business – Recapitalization” below.
     Financing
     On July 26, 2005, we obtained from Laurus Master Fund LTD (“Laurus”) a $4,000,000 financing facility composed of a $3,000,000 revolving credit facility and a $1,000,000 term loan. On January 11, 2006, this facility was amended to include, among other things, an increase in the term loan to $1,650,000. For a description of this financing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – “Laurus Financing” and “Financing” below.
     Acquisitions
     On August 3, 2005, we acquired certain assets relating to the health products retail business of Symco. On August 5, 2005, we acquired certain assets relating to the health products retail business of Ageless. In these acquisitions, we acquired the right to distribute additional new products, including the Ageless™ line of anti-aging products and Colostrum Plus™, a line of products reported to enhance immune system functions. For a description of these acquisitions (including the purchase prices, assets acquired and obligations assumed), see “Business-Acquisitions” below. See also “Risk Factors-In our recent acquisitions, we have assumed substantial additional obligations.”
     Control by Principal Stockholders and Others
     As a result of this recapitalization and financing, Laurus, Quincy, Health Holdings, and Westgate have substantial control over Naturade. For a description of the various rights of these parties, see “Risk Factors – Certain stockholders have the ability to control the Company and have other substantial rights, preferences and privileges.”
Business Strategy
     We are focused on innovative, scientifically supported products designed to nourish the health and well being of consumers. The key elements of our growth strategy include the following:

     Increase focus on weight loss
     We are focused on the growth potential of the weight loss category. Clinical studies on both humans and animals have shown that a low calorie diet containing soy protein based foods is more effective in promoting weight loss than a low calorie diet containing animal protein based foods. Our Diet Lean™ brand of products offers a product line for new, complementary weight loss products.
     Capitalize on the health benefits of soy protein
     We believe significant growth potential exists in the soy protein foods. In 1999, the U.S Food and Drug Administration (“FDA”) approved the claim that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” This claim was approved by the FDA based on studies evaluating the relationship between dietary soy protein and the level of blood lipids, particularly cholesterol. To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. Each of the Company’s soy protein based powders contains between 8 and 25 grams of soy protein per serving. The FDA, the American Heart Association and the Mayo Clinic all support daily intake of 25 grams of soy protein as part of a diet low in saturated fat and cholesterol. In addition, the FDA is currently reviewing a petition for a health claim for soy protein-based foods and reduced risk of breast, prostate and colon cancer.
     Become a leader in all natural joint health and arthritis pain relief
     Our introduction of the ReVivex™ line is focused on providing safe, all natural ingredients as alternatives to current joint health products. ReVivex™ joint support products were the first products to market the dietary supplement ingredient Celadrin(R) in major retail stores throughout the United States. ReVivex™ Pain Relief Lotion contains the active ingredient menthol which has been reported to temporarily relieve joint, muscle and tissue pain from backache, sprains, strains, over-exertion and arthritis.
     Excel in relationships with consumers and retailers
     We have used our expertise in consumer packaged goods to build a strong relationship with our retail customers. We complement our broad sales and marketing efforts with programs focused on direct-to-consumer communication to generate trial use, cross-promote products and build brand loyalty.
     Focus resources on nutraceutical supplements
     We focus our resources on nutraceutical supplements. As a result, we sold our Aloe Vera brand in 2004 that was primarily targeted to the natural health and beauty segment.
     Pursue innovation through science-based new products
     We continue to emphasize new products as a long-term growth strategy. These include further exploitation of soy protein’s claims to lower cholesterol, support weight loss, reduce bone loss, reduce hot flashes and enhance performance. In addition, we intend to investigate future products based on other promising health benefits supported by scientific investigations in the weight loss and joint health categories. Our marketing and research and development departments spearhead new product development, overseeing product formulation, testing and sample production runs carried out by our third-party manufacturers.
     Focus promotional spending to improve profitability by account
     We maintain customer account-by-account contribution margin budgets (defined as direct revenue less direct costs such as cost of product, freight, commissions, promotional spending and marketing costs) to improve the efficiency of promotional spending. We manage our spending plans based on each account’s potential, and then develop our promotional programs to optimize sales growth while limiting our brand expense. As a result, contribution margins, defined as gross margins less direct brand expenses, were 25.7% of net sales for 2005 and 22.7% of net sales for 2004 despite a reduction in revenues in 2005.
     Selectively pursue new distribution
     We selectively pursue new distribution where initial investment in start-up costs has a strong expectation of delivering a near-term return. Similarly, we have elected to exit accounts where minimum profit standards cannot be met. As a result, we are currently selling to a consolidated U.S. account base of approximately 36,000 stores compared to approximately 20,000 in 2004 and 11,000 in 2003.

Expansion into international markets with a streamlined offering of best selling products is being pursued with the same targeted spending strategy.
     Identify and solicit strategic partners for growth
     We continue to focus on external growth, making use of the resources of our principal shareholders to help identify compatible companies for strategic alliances, investments in us or acquisitions by us. The effort to identify additional funding in support of internal and external growth is ongoing.
     Leverage our distribution capacity through acquisitions
     We intend to leverage our distribution capacity through the introduction of new products. As part of our strategy to expand our product offerings, we may acquire additional products or businesses from third parties. See “Business – Acquisitions.”
Brands and Product Lines
     Weight loss brands
     Naturade Total Soy(R) is our largest selling brand, positioned for weight loss and cholesterol reduction. It is distributed in virtually all of the retail outlets serviced by us or our distributors. These products include shake mix powder products available in a variety of flavors in all natural and low carbohydrate formulation including original Naturade Total Soy(R) powder, Calcium Shake™ and Naturade Low Carb Dieters Shake(R).
     First introduced in 1950, Naturade protein boosters are high protein, low carbohydrate powders offering consumers a range of protein choices. These powders are typically added to smoothies to make high protein drinks, but are also used to add protein to other foods prepared at home such as cereal, sauces or casseroles. We offer a broad selection of protein booster powders based on alternate protein sources, including Naturade 100% Soy™, Naturade Veg™, Naturade N-R-G™, Naturade 100% Whey™, Naturade Soy-Free Veg™ and Naturade Milk & Eggwhite™.
     Diet Lean™ is a new Naturade weight loss brand introduced in 2003. Diet Lean™ offers four different SKUs of dietary supplement plus two meal replacement powders. These products include Diet Lean(R) Body Fat Regulator with CLA(R), Diet Lean(R) Weight Loss Multivitamin, Diet Lean(R) Fiber Supplement and Diet Lean(R) Low Carb Dieters Shake. The introduction of this brand and the subsequent introduction of products focused on the low carbohydrate dieter address the needs of consumers who will no longer be able to purchase ephedra-based products and will be looking for safe and effective dietary supplements that will help them lose weight.
     Calcium Shake is a soy protein-based meal replacement for weight loss that is positioned to support bone health with the full daily value of 1000 mg of Calcium per serving.
     Soy protein-based products for heart health
     In 1999, the FDA authorized a heart health claim for soy protein. Naturade markets 26 different soy protein SKUs that qualify to carry the FDA approved claim that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” These products accounted for approximately 51% of our net sales in 2005. Naturade Total Soy(R) was the first soy protein powder brand in the United States to carry this claim on the front of retail package labels and differentiates itself from competitors by continuing to emphasize this life-saving health message on its packages as well as in its advertising and promotional messages as “the delicious cholesterol fighter(R).” We offer two soy protein-based nutritional supplement products positioned as energy enhancers, Power Shake(R) and Ribo-tein™, plus Naturade Pure Soy™, the only widely distributed meal replacement powder made with certified organic ingredients. In addition, three of the six low carbohydrate protein boosters are made with soy protein and carry the FDA heart health claim. To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. Each of the Company’s soy protein based powders contains between 8 and 25 grams of soy protein per serving.

     Joint health care products
     In late 2004, we introduced ReVivex™, a line of joint health products that utilize Celadrin(R), a proprietary compound that studies show offers benefits not found in glucosamine based products, currently the standard for natural joint health supplements. The active ingredient in the ReVivex™ line, available in several oral (tablet) applications, has properties which are reported to cushion bones and joints to increase mobility and promote flexibility.
     Arthritis Pain Relief Products
     In 2004, we introduced ReVivex™ Pain Relief Lotion. ReVivex™ lotion contains menthol which has been shown to temporarily relieve pain from arthritis, muscle soreness and backache. ReVivex™ lotion expands our target market to consumers who suffer from arthritis.
     Aloe vera-based products
     During 2004, we sold our Aloe Vera brands for approximately $1.2 million in cash in order to raise working capital and focus our resources on meal replacements, diet products, sports nutrition and joint health care products. The aloe vera based products accounted for approximately 10%, of our 2003 and 2004 net sales.
     Other products and private label
     We offer additional all-natural brands and product lines including sports nutrition powders, laxatives, digestive aids, cough/cold products and a healthy breakfast product (Head Start™) which, cumulatively, account for approximately 10.5% of 2005 net sales. These products are distributed almost exclusively through independent health food stores and natural supermarkets. In addition, we provide private label products to a limited number of customers.
     Recent Product Acquisitions
     In our recent acquisitions of selected assets from Ageless and Symco, we acquired the right to distribute the Ageless™ line of anti-aging products and Colostrum Plus™, a line of products reported to enhance immune system functions. See “Business-Acquisitions.”
Competition
     In light of the 2004 withdrawal of Slim Fast’s soy protein powders, we face only one significant competitor in the mass market powder sector, Genisoy(R) from MLO Products, Inc. Many other companies have entered the category since 1999 but hold only small market shares, including Twinlab, Amerifit, Kashi, Balance, EAS, Natrol, Rexall Sundown, Schiff (Weider) and Country Life (Hain). We also compete with Genisoy(R) and Kashi in the health food segment. In the health food sector, we compete indirectly with Spiru-tein(R), a brand from Nature’s Plus, Inc. Unlike Naturade Total Soy(R), Spiru-tein(R) does not emphasize soy protein content in marketing its products and positions them as energy boosters rather than products for weight loss or cholesterol reduction. Spiru-tein(R) holds a substantial lead over our entries in the energy category, Power Shake(R) and Ribo-tein™.
     Although we were first to market with our Celadrin™ based brand, ReVivex™, we do not have exclusive rights to the active ingredient and it is possible that other companies will introduce Celadrin™ based products. ReVivex™ currently competes with a wide array of dietary supplement products for joint health. The market leader is the glucosamine based Osteo-BiFlex brand from NBTY (Rexall). Other competitors include Weider (Move Free), Pharmavite (Nature Made), Natrol, Arthritis Research Corporation (Flexamin), Contract Pharmacal Corporation (ArthX) and Nutramax Labs (Cosamin DS). These companies all offer glucosamine based product lines while most also offer alternate products with MSM or SAMe. Weider has recently introduced a new product under the Lubriflex brand name which offers a novel joint health ingredient, hylauronic acid.
     ReVivex™ Pain Relief Lotion is a topical analgesic competing with numerous companies in this over-the-counter drug category. Topical competitors include Naturopathic Labs (Joint-ritis), Pfizer (BenGay), Chattem (Capzasin, Icy Hot & Aspercreme) and Haw Par Healthcare Ltd. (Tiger Balm). Numerous small companies offer similar products for joint health and arthritis pain relief through health food stores.

Sales, Marketing and Distribution
     In fiscal 2005, our sales by distribution channel were 41.5% to the mass market, 55.8% to the health food market and 2.7% in international channels, as compared to sales by distribution channel of 46.1% to the mass market, 51.1% to the health food market and 2.8% in international channels in fiscal 2004. Our products are sold to both the health food market and the mass market using a sales management team augmented by independent brokers. Health food sales are primarily through distributors, while most mass market sales are direct to retailers. Our sales and distribution in Canada is also handled through distributors and brokers.
     Our direct sales force supervises broker sales organizations in the health food market and mass market. While headquarters sales calls are primarily the responsibility of our sales management, over 76 health food broker personnel and an additional 35 mass market broker personnel carry out follow-up calls and retail activity. We maintain brokerage agreements with our health food and mass market brokers throughout the United States. These agreements have a term of one year and may be terminated on 30 days prior written notice by either party. In addition, these agreements grant the brokers exclusive territories to represent us and receive commissions on sales generated in these territories. Brokers do not take title to our products.
     We sell our products in the health food market through a network of 20 key distributors and approximately 15 smaller distributors, who together service approximately 8,000 retail health food stores and natural supermarkets in the United States. These distributors take title to our products, combining these products with other companies’ products to serve the health food stores in their geographic area. Ten of these key distributors are divisions of United Natural Foods, Inc. (“UNFI”), a national health food distributor, while 17 other distributors are divisions of Tree of Life, Inc. (“TOL”), another national health food distributor. Combined, these two principal health food distributors accounted for 28% of our net sales during 2005. Our direct sales force, along with brokers, often will solicit business from health food stores who then acquire our products from these distributors. While each of these national health food distributors is a corporate legal entity, their divisions independently make purchasing decisions on our products and are separately invoiced by us. Accordingly, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we treat these divisions as separate customers for purposes of determining the top 40 customers. In 2005, we broke distribution with Walgreens drug stores on our ReVivex™ brands. Our direct sales force sells this account and product is shipped direct to Walgreen’s distribution points throughout the country.
     Mass market products are sold directly to mass market retailers or their designated distributors. One mass market customer, Wal-Mart, represented approximately 20% of our net sales in 2005. While this mass market customer is part of a single corporate legal entity, its retail operations are independent operations, has separate buying departments and are separately invoiced by us. Thus, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we treat them as separate customers for purposes of determining the top 40 customers.
     In the six months ended December 31, 2003, the Wal-Mart stores division, one of our top ten customers, revamped its weight loss shelving to make room for additional low carbohydrate products. In the process, they eliminated their entire soy protein powder offering including both Naturade and the major competitor, Slim Fast. The lost business accounted for approximately 6% of our 2003 net sales. We have focused on re-establishing distribution of our products in the Wal-Mart division and were successful in late 2004 with the introduction of the ReVivex™ line of joint health care products. The loss of any one of our major customers could have a material adverse effect on our business.
Third-Party Manufacturers
     We outsource all of our manufacturing and, as a result, are significantly dependent on third-party manufacturers such as Nellson Nutraceuticals and Omni-Pak, a division of NBTY, Inc. We currently contract with third-party manufacturers who specialize in powder, liquid, tablet/capsule, bar and over-the counter drug production. We select our third-party manufacturers based upon several criteria, including quality, capacity, location and cost. Under the direction of our product development team, these third-party manufacturers create product formulations and develop sample production runs of prototype products. We require that a certificate of analysis, that indicates tested levels of key microbiological measures, accompany every batch of product received from a third-party manufacturer.
Raw Material Supplies
     Due to outsourcing of production, we have eliminated most of our raw material inventory. At December 31, 2005, raw material inventory was $235,885. This amount includes bottles, labels, corrugated boxes and shippers. We believe that the raw materials used by our third-party manufacturers are readily available from multiple supply sources. We have not experienced significant delays due to supply problems.
Quality Control
     We have established quality control standards for our third-party manufacturers, including lists of approved raw material suppliers, agreed upon production batch sizes, microbiological and other contaminant testing criteria, utilization of industry-specific independent laboratories for sample analysis and a formal incubation period for finished products, among other requirements.
Seasonal Fluctuations
     As the Naturade Total Soy(R) brand has emphasized weight loss in connection with its meal replacement products, sales have become somewhat more seasonal, affected by higher December and first quarter demand due to intense consumer interest in dieting and healthy lifestyle following the holiday season, with a softening of sales in the beginning of the fourth quarter. Because individual products have seasonal variations, as our product mix changes, we may experience more seasonality in the future. In addition, international sales tend to fluctuate depending upon economic conditions, seasonal patterns and cultural differences within each country.
Trademarks, Copyrights and Other Intellectual Property
     We maintain registrations on trademarks with the United States Patent and Trademark Office and have applied for four additional trademarks. We also maintain trademark registrations for a variety of marks in approximately eleven foreign countries. In addition, we hold other intellectual property rights. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. We regard our trademarks and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products. Because of our limited financial resources, we cannot in all cases exhaustively monitor the marketplace for trademark violations. We will evaluate and pursue potential infringements on a case-by-case basis in accordance with our business needs and financial resources. If we are not aware of some infringing uses or elect not to pursue them, the value of our trademarks could be substantially weakened. In 2004, we sold our aloe vera brands including the rights to the Aloe Vera80™ trademark.
     As part of the acquisition of Symco and Symbiotics, we acquired the exclusive right to the trademark “Age Defiance,” and granted Symco and Symbiotics a license to use this trademark. See “Business-Acquisitions” for a discussion of the acquisition of Symco.
Recapitalization
     In January 2005, Naturade was introduced to Quincy by a public relations firm retained by both Quincy and Naturade. Before this introduction, Naturade did not have any relationship with Quincy. Quincy, in turn, introduced Naturade to Ageless and to Symco and Symbiotics. Symco and Symbiotics are related companies under common control. Before this introduction, Naturade did not have any relationship with Ageless, Symco or Symbiotics.
     On July 22, 2005, we entered into a Master Investment Agreement (the “Master Investment Agreement”), with Quincy, Health Holdings, Westgate, Stewart and Weil, pursuant to which:
•	Quincy would negotiate, and arrange the financing for, the acquisition by us of selected assets of Ageless, Symco and Symbiotics;

•	Quincy would remain a co-obligor on, and a principal of Quincy would personally guarantee, the payment of a portion of the purchase price of each such acquisition;

•	We would issue to Quincy (i) 30,972,345 shares of common stock, (ii) warrants to purchase 7,000,000 shares of common stock at $0.80 per share and additional 7,000,000 shares of common stock at $1.02 per share, during the period from July 22, 2006 to July 22, 2015 (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C, all in consideration of Quincy negotiating, and arranging the financing for our acquisition of the selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction;

•	Health Holdings would surrender the 41,054,267 shares of common stock held by it in exchange for (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of common stock at $1.00 per share, during the period from July 22, 2006 to July 22, 2015 (the “HHB Warrant”);

•	Westgate would surrender the 13,540,723 shares of Series B held by it, including any accrued and unpaid dividends, in exchange for 4,200,000 shares of Series C;

•	Health Holdings, Stewart and Weil would extend the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2005 to December 31, 2006;

•	We would grant to Health Holdings, Westgate and Quincy certain registration rights with respect to the common stock issuable upon conversion of the Series C or exercise of the HHB Warrant or the Quincy Warrants (see “Business – Registration Rights”); and

•	Quincy would grant to Health Holdings and Westgate certain co-sale rights described below.
     The holders of the Series C voting as a separate class are entitled to elect one member of our Board of Directors. There are currently three members of our Board of Directors. In addition, in matters presented for a vote of our stockholders, including the election of other directors, the holders of the Series C will vote together with the holders of the common stock as a single class, with a number of votes equal to the number of shares of common stock into which the Series C may then be converted. Under Delaware law, the holders of common stock and Series C each will be entitled to vote as a separate class on any amendment to our Certificate of Incorporation which would (i) increase or decrease the aggregate number of authorized shares of such class, (ii) increase or decrease the par value of the shares of such class, or (iii) alter or change the powers, preferences or special rights of the shares of such class so as to affect them adversely.
     In addition, Health Holdings will be entitled to receive notice of, and to have a representative attend, all meetings of our Board of Directors, so long as Health Holdings owns any Series C.
     On a liquidation or sale of Naturade, the holders of Series C will be entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends. This preferential payment would reduce the amount available for distribution to the holders of our common stock.
     For each fiscal year, the holders of Series C will be entitled to receive a cash dividend equal to 20% of the amount, if any, by which our pre-tax profits for such year exceed $10 million, which dividend will be distributed within 120 days of the end of such fiscal year. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of our business or distributions to the holders of our common stock.
     We will have the right to require the conversion of all shares of Series C into common stock at any time within ten days following a period of 20 consecutive trading days for which the closing bid price of the common stock equals or exceeds $1.50 per share (as adjusted).
     At any time after July 22, 2006, the holders of the Series C will have the right to convert each share of Series C into one share of common stock at $1.00 per share (subject to adjustment to prevent dilution). The issuance of these shares of common stock could cause substantial dilution to the other holders of the common stock and the potential issuance of these shares of common stock could depress the market price of our common stock and impair our ability to raise capital through the sale of our common stock.
     On December 31, 2012, we are required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided we are then legally able to do so. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of our business or distributions to the holders of our common stock.
     In the event Quincy desires to sell any shares of common stock received pursuant to the Master Investment Agreement, other than a sale in the public market at fair market value (as defined in the Master Investment Agreement), Health Holdings and Westgate will have the right to sell in the proposed transaction a pro rata portion of common stock on the same terms and conditions.

     The issuance of the shares of common stock under the Master Investment Agreement and the shares of common stock pursuant to the HHB Warrant and Quincy Warrants could cause substantial dilution to the other holders of the common stock, and the potential issuance of all such shares of common stock could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of common stock.
     In the event Quincy desires to sell any shares of common stock received pursuant to the Master Investment Agreement, other than a sale in the public market at fair market value (as defined in the Master Investment Agreement), Health Holdings and Westgate will have the right to sell to the proposed transferee a pro rata portion of common stock on the same terms and conditions.
     Before the transactions contemplated by the Master Investment Agreement:
•	Health Holdings beneficially owned 68.8% of our common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities). In addition, William B. Doyle, Jr. and Lionel P. Boissiere, each of whom was, until August 10, 2005, a director of Naturade, is a principal and a managing member of Doyle & Boissiere Fund I, LLC, a controlling shareholder of Health Holdings.

•	Westgate beneficially owned 22.7% of our common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities). In addition, Jay W. Brown and Robert V. Vitale, each of whom was, until August 10, 2005, a director of Naturade, is a principal with Westgate Group, LLC, the general partner of Westgate.

•	Bill D. Stewart is the Chairman of the Board and the Chief Executive Officer of Naturade, and David A. Weil was, until August 10, 2005, a director of Naturade.

•	We were indebted to Health Holdings, Stewart and Weil in the amount of $1,075,000, $100,000, and $75,000, respectively, under the Loan Agreement dated April 23, 2003.

•	The public stockholders beneficially owned 6.0% of our common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities).
     As of December 31, 2005, Quincy, Laurus, Health Holdings and Westgate beneficially owned 47.4%, 13.8%, 17.0% and 5.7%, respectively, of our common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities), and the public stockholders beneficially owned 3.7%.
     As a result of the recapitalization, Quincy has the ability to elect a majority of our Board of Directors, control the outcome of all matters requiring stockholder approval (except such matters as require a class vote of the Series C) and control our management and affairs (except to the extent the approval of Laurus is required under the Financing Agreement as defined below).
Financing
     On July 26, 2005, we entered into a Security and Purchase Agreement (the “Financing Agreement”), with Laurus, pursuant to which the Company obtained a $4,000,000 financing facility composed of a $3,000,000 revolving credit facility and a $1,000,000 term loan. On January 11, 2006, this Financing Agreement was amended to include, among other things, an increase in the term loan to $1,650,000.
     •
     For a more detailed description of the Financing Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Laurus Financing.”
Principal Stockholders
     At December 31, 2005, Laurus, Quincy, Health Holdings and Westgate (the “Principal Stockholders”) collectively owned 79% of our outstanding common stock, 100% of our outstanding Series C and options and warrants to acquire an additional 34.3% of our common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities held by the Principal Stockholders). As a result, the Principal Stockholders have the ability to elect all of our directors, control the outcome of all matters requiring stockholder approval and control our management and affairs. For information on the number of shares of common stock beneficially owned by each Principal Stockholder, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
The Principal Stockholders hold the following options and warrants to purchase additional shares of common stock:
•	Quincy holds a warrant to purchase up to 7,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $0.80 per share.

•	Quincy holds a warrant to purchase up to 7,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.02 per share.

•	Health Holdings holds warrants to purchase up to 10,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.00 per share.

•	Laurus holds an option to purchase up to 8,721,375 shares of common stock, subject to certain limits, at any time on or after July 26, 2005 at a price of $0.0001 per share, and a warrant to purchase up to 1,500,000 shares of common stock at any time on or after July 26, 2005 through July 26, 2010 at a price of $0.80 per share.

•	Quincy, Health Holdings and Westgate hold 4,200,000, 12,600,000 and 4,200,000 shares, respectively, of Series C, each of which is convertible into one share of common stock (subject to adjustment to prevent dilution).

•	The issuance of these shares of common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of our common stock and impair our ability to raise capital through the sale of common stock.

•	We have granted the Principal Stockholders certain registration rights with respect to the common stock issuable upon the exercise of the foregoing options and warrants or the conversion of the Series C and convertible promissory notes. See “Business- Registration Rights.”
Acquisitions
     Ageless, Symco and Symbiotics
     On July 22, 2005, Quincy, Symco and Symbiotics entered into an Asset Purchase Agreement (the “Symco/Symbiotics Agreement”), pursuant to which Quincy had the right to acquire substantially all of the assets relating to Symco and Symbiotics’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($408,965) and the obligations under certain contracts, (b) pay all outstanding amounts owed under certain credit facilities ($224,313), (c) issue a promissory note payable to Symco and Symbiotics in the principal amount of $2,000,000, (x) less the amount necessary to repay the credit facilities, and (y) subject to a working capital adjustment, (d) pay an additional $60,000 in cash fifteen (15) days after the closing date and an additional $60,000 every thirty (30) days thereafter until the note is paid in full and (e) for a three (3) year period following the closing date, Quincy would pay to Symco and Symbiotics ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $2,000,000 based on the sale of products for each 12 month period during the three year period. The promissory note payable to Symco and Symbiotics is guaranteed by Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of our directors. In this acquisition, we acquired the right to distribute, and substantially all of the assets related to, Colostrum Plus™, a line of products reported to enhance immune system functions.
     On July 27, 2005, Quincy and Ageless entered into an Asset Purchase Agreement (the “Ageless Agreement”), pursuant to which Quincy had the right to acquire substantially all of assets relating to Ageless’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($173,593), (b) assume an obligation to an employee of the company in an amount equal to $600,000 and (c) issue a promissory note payable to Ageless in the principal amount of $700,000, subject to a working capital adjustment. The promissory note payable to Ageless is guaranteed by Peter H. Pocklington, a principal of

Quincy, and since August 10, 2005, one of our directors. In this acquisition, we acquired the right to distribute, and substantially all of the assets related to, the Ageless™ line of anti-aging products.
     On July 22, 2005, pursuant to an Assignment and Assumption Agreement, Quincy assigned to us all of its rights, title and interest in and to the Symco/Symbiotics Agreement, and we agreed to perform all of Quincy’s obligations under the Symco/Symbiotics Agreement. Pursuant to an Assignment and Assumption Agreement dated July 28, 2005, Quincy assigned to us all of its rights, title and interest in and to the Ageless Agreement, and we agreed to perform all of Quincy’s obligations under the Ageless Agreement. In connection with these transactions, we entered into consulting agreements with certain key employees of Symco/Symbiotics and Ageless. In addition, we are a co-maker on each of the promissory notes described above. Pursuant to the Consulting Agreement entered into by us and Naomi Balcombe (“Balcombe”), the founder of Ageless, (i) for a three (3) year period following the closing date, we will pay to Balcombe ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $900,000 based on the sale of products for each 12 month period during the three year period and (ii) issued to Ms. Balcombe 1,800,000 shares of common stock. Pursuant to the Consulting Agreements entered into by us and Douglas Wyatt, the founder of Symco and Symbiotics, and David W. Brown, the President of Symco and Symbiotics, we issued to Messrs. Wyatt and Brown 2,850,000 shares and 150,000 shares, respectively, of common stock.
     On August 3, 2005, we closed the acquisition of Symco and Symbiotics. On September 30, we amended the terms of the acquisition to adjust the promissory note to include the subsequent purchase by us of a computer system and the payoff of a promissory note in the amount of $274,382. In addition, the payments on the promissory note were modified from a balloon payment due on February 3, 2006 to nine monthly installments of $3,500 from October 1, 2005 and annual payments of $518,500 on June 1, 2006, $450,000 on June 1, 2007 and $476,305 on June 1, 2008. In exchange for the elimination of the requirement for us to pay $60,000 for every thirty days the promissory note was outstanding, we agreed to make monthly interest payments of $15,000 from October 2005 to May 2006, $10,000 from June 2006 to May 2007 and $5,000 from June 2007 to May 2008.
     On August 9, 2005, we closed the acquisition of Ageless.
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
     For further information on the assets and liabilities of Ageless, Symco and Symbiotics acquired by the Company, and those not acquired by the Company, see the Company’s Current Report on Form 8-K/A filed with the SEC on February 28, 2006.
     In connection with the foregoing transactions, Naturade and Doyle & Boissiere LLC terminated that certain Consulting Agreement dated December 17, 1997, Naturade and Westgate terminated that certain Management Services Agreement dated January 2, 2002, and Health Holdings and Westgate terminated that certain Voting Agreement dated January 2, 2002.
     In November 2005, Quincy assumed the consulting agreement with David Brown and the Company issued Quincy 400,000 shares of common stock in compensation.
Registration Rights
     Health Holdings, Westgate and Quincy
     On July 22, 2005, we entered into a Registration Rights Agreement with Health Holdings, Westgate and Quincy providing them with certain rights to require us to register our common stock held by them or issuable to them upon the conversion of the Series C held by them or the exercise of the HHB Warrant or the Quincy Warrants. Under this agreement, Health Holdings, Westgate, Quincy and certain of their transferees will have the right at any time after July 22, 2008 to require us to file a registration statement under the Securities Act of 1933 (the “Securities Act”) covering the registrable securities. If, however, the underwriter advises the holders that marketing factors require a limitation of the number of shares to be underwritten, then the number of registrable securities will be reduced on a pro rata basis.
     Under certain circumstances, we will not be required to file a registration statement, including among others (i) if we had effected two previous registrations and such registration statements had been declared effective; and (ii) if we believe that it would be seriously detrimental to us and our stockholders for such registration to be effected at such time, we have the right to defer the filing for no more than 90 days. If we propose the filing of a registration statement under the Securities Act for the sale of shares of our common stock or for the resale of shares of our common stock by other selling stockholders, Health Holdings, Westgate and Quincy have 20 days to request that their shares be included in such registration statement. If, however, it is an underwritten offering and the underwriter advises us that the inclusion of such registrable securities may adversely affect the offering, the registrable securities will be reduced on a pro rata basis.
     Whenever required under this agreement to effect a registration of the registrable securities, we will prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement and use all commercially reasonable efforts to cause such registration statement to become effective and keep it effective for up to 180 days, or, if earlier, until the distribution contemplated by the registration statement has been completed.
     Laurus
     On July 26, 2005, we entered into a Registration Rights Agreement, which was subsequently modified on January 11, 2006 (the “Amended Registration Rights Agreement”), with Laurus providing Laurus with certain rights to require us to register our common stock held by them or issuable to them upon the exercise of the Laurus Warrant or the Laurus Option. Under this agreement, we are required to file a registration statement within 60 days of the date of the Amended Registration Rights Agreement and have it effective within 120 days of such date.
     The Company shall use its reasonable commercial efforts to keep the registration statement continuously effective under the Securities Act until the date which is the earlier date of when (i) all registrable securities covered by such registration statement have been sold or (ii) all registrable securities covered by such registration statement may be sold immediately without registration under the Securities Act and without volume restrictions pursuant to Rule 144(k), as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company’s transfer agent and the affected holders.
     Regulatory Matters
     Our products are subject to regulation by numerous governmental agencies, principally the U.S. Food and Drug Administration (the “FDA”). Our products are also subject to regulation by the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Advertising of our products is subject to regulation by the U.S. Federal Trade Commission. Various state and local agencies, as well as each foreign country in which we distribute our products also regulate our products.
     Many Naturade products, including Naturade Total Soy(R) and protein powders, are food products that are not subject to regulation by the FDA’s drug regulations or the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). These food products are regulated under the general FDA food regulations and may use “structure/function” claims or health claims under appropriate circumstances, but unlike dietary supplements, are not required to carry a disclaimer regarding an FDA evaluation or disease. Effective October 26, 1999, the FDA approved a health claim for soy protein allowing the following product label claim: “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.”
     To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. Each of the Company’s soy protein based powders contain between 8 and 25 grams of soy protein per serving. We are currently shipping products that carry this heart disease claim under the brand names of Naturade Total Soy(R), Naturade 100% Soy™, Naturade Veg™, Naturade N-R-G™, and Power Shake(R).
     We believe that our products currently are in substantial compliance with the latest regulations in product labeling, including food (Nutritional Labeling Education Act of 1991 or NLEA), dietary supplement (DSHEA), over-the-counter drug (OTC Monographs) and cosmetic packaging guidelines. In addition, we have implemented registration and compliance procedures as required by the recently enacted FDA Bioterrorism Act. We retain control of all labels in-house and manage label development and usage as an element of quality assurance. In addition, all formula specifications are developed under the direction of our management.
Backlog
     We typically do not carry significant backlog orders and generally maintain a sufficient supply of our products to meet customer demands. Our policy is to ship product within seven days of the order being placed.
Product Research and Development
     We devote substantial resources to new product development and reformulation. We initiate new product development efforts with third-party manufacturers who create product formulations, test and develop sample production runs of prototype products. Due to industry practice, the third-party manufacturers who then negotiate with us on final lot sizes and production costs often absorb these costs. Consequently, our direct expenses in this area do not reflect the full cost of product research and development.
     Our direct product research and development expenses were $223,443, $274,057 and $216,185 in the fiscal years ended December 31, 2005, 2004 and 2003, respectively.
     We introduced a carbohydrate blocker in September 2003 under the brand name Diet Lean™. Diet Lean Carb Blocker is intended to be the first in a series of products to target the weight loss category and to be marketed by us under the Diet Lean name. In 2004, we introduced a body fat regulator incorporating Tonalin(R) brand Conjugated Linoleic Acid (CLA) that is reported to reduce the number of fat cells in the body. Diet Lean(R) Body Fat Regulator is positioned to assist low carbohydrate dieters.
     We introduced in late 2004, the ReVivex™ family of products containing Celadrin™. Celadrin™, a proprietary compound owned by an unrelated party, is a dietary supplement ingredient comprised of novel, targeted cetylated fatty acid esters, Celadrin™ enhances cell membranes throughout the body and restores fluids that cushions bones and joints to promote flexibility and mobility. In the event the owner of Celadrin™ refused to provide us with this product, or increased its prices, we would be required either to reformulate the ReVivex™ line to use another, perhaps less effective ingredient, or to pass any price increase on to our customers.
     We also introduced ReVivex™ lotion in late 2004. Containing menthol, ReVivex™ lotion is an OTC product that is positioned to temporarily relieve pain from arthritis, backache and injuries.
Employees
     As of December 31, 2005, Naturade employed 32 people, including 4 in administration, 18 in sales and marketing, 1 in product development, 6 in finance, accounting and information technology and 3 in warehouse and distribution. The Company considers its relations with its employees to be good.
Item 1A. Risk Factors
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
We may incur future losses which may affect our ability to continue as a going concern.
     We had a net loss of $3,748,255 and $401,715 for the fiscal years ended December 31, 2005 and 2003 and net income of $368,474 for the fiscal year ended December 31, 2004, respectively. At December 31, 2005, we had an accumulated deficit of $25,948,607, a net working capital deficit of $6,592,541 and a stockholders’ capital deficiency of $4,060,788. We anticipate that we will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand our business. If unsuccessful in those efforts, we could be forced to cease operations and investors in our common stock could lose their entire investment. Based on this situation, our independent registered public accounting firm qualified their opinion on our December 31,

2005 financial statements by including an explanatory paragraph in which they expressed substantial doubt about our ability to continue as a going concern. Our December 31, 2005 financial statements have been prepared on the assumption that we will continue as a going concern and do not include material adjustments that would be necessary if we were to cease operation.
In our recent acquisitions, we have assumed substantial additional obligations.
     In our acquisition of Ageless, we assumed accounts payable of $173,594 and an obligation to an employee in the amount of $600,000. In addition, we agreed to pay a purchase price consisting of a promissory note in the principal amount of $648,234, and entered into certain consulting agreements. In our acquisition of Symco and Symbiotics, we assumed accounts payable of $408,965, indebtedness under credit facilities of $224,313 and obligations under certain contracts, totaling $274,382. In addition, we agreed to pay a purchase price consisting of a promissory note in the principal amount $1,476,305 and an earn out, and entered into certain consulting agreements. For a description of these acquisitions, including the purchase prices, assets acquired and obligations assumed, see “Business – Acquisitions.” We have only limited resources available to us. If these resources are insufficient to allow us to pay these obligations as they come due and to maintain our business as it is currently operated, we could be forced to cease operations, and investors in our common stock could lose their entire investment.
Our success depends on current and ongoing financing which may not be available or, if available, could result in substantial dilution to our stockholders, depress the market price of our common stock and impair our ability to raise capital by selling our common stock.
     Our success is dependent on our current financing as well as new financing to support our working capital requirements, acquire additional brands or businesses and fund our current operating losses. Additional financing is made more difficult by the issuance of a going concern opinion since such opinion may lower creditor confidence in our company and lending entities may refuse to grant us a loan or line of credit, or if such loan or line of credit is granted, it may be granted only on terms materially less favorable to us than are available to our competitors, including, but not limited to, a higher than average rate of interest or the issuance of options, warrants or other rights to acquire our common stock at prices that are, or in the future may be, less than the market price of our common stock, which could result in substantial dilution to our stockholders, depress the market price of our common stock and impair our ability to raise capital by selling our common stock.
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
     Although we believe that the financing under the Financing Agreement is sufficient to meet our current operating needs for at least the next 12 months, additional financing may be required during the next 12 months in order to continue to acquire additional brands or businesses. In connection with the Financing Agreement, we granted Laurus an option to purchase 8,721,375 shares of common stock at a purchase price of $0.0001 per share and a warrant to purchase 1,500,000 shares at a purchase price of $0.80 per share. In connection with the amendment to the Financing Agreement, we issued Laurus 1,050,000 shares of our common stock. On March 24, 2006, the closing sales price of our common stock in the over-the-counter market was $0.13. The issuance of these shares of common stock could cause substantial dilution to our stockholders, depress the market price of our common stock and impair our ability to raise capital by selling our common stock. For a description of the Financing Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Laurus Financing” and “Business – Financing.”
Our revenues depend on the integration and continued revenues of acquired businesses.
     On July 28, 2005, pursuant to an Assignment and Assumption Agreement, Quincy assigned to us all of its right, title and interest in and to the Ageless Agreement and the Symco/Symbiotics Agreement and we agreed to perform all of Quincy’s obligations under the Ageless Agreement and the Symco/Symbiotics Agreement. Our success depends on the integration of these acquired companies and their continued revenues. If we are not successful in integrating these acquisitions or future acquisitions, our future growth may be hindered which may have a material adverse effect on our business and financial condition. For a description of these acquisitions, including the obligations assumed by us, see “Business-Acquisitions.”

Our revenues depend on continued business from our key customers.
     Our three largest customers’ together account for 48% of net sales for the year ended December 31, 2005. One mass market customer, Wal-Mart/Sam’s Club, represented approximately 20% of our net sales, and two health food distributors, UNFI and TOL., accounted for 18% and 10%, respectively, of our net sales, during the year ended December 31, 2005. The loss of any of these customers could have a material adverse effect on our results of operations. From time to time, major customers have experienced financial difficulties. Additionally, the issuance of a going concern opinion by our independent registered public accounting firm may create concern among existing and potential customers that we may be unable to fulfill product needs. As a result, existing and potential customers may determine not to do business with us, or only do so on less favorable terms, which may cause our net sales to decline. We do not have long-term contracts with any of our customers and, accordingly, there can be no assurance that any customer will continue to place orders with us to the same extent it has in the past, or at all. For example, Wal-Mart elected to eliminate all protein powders from distribution in November 2004. As a result, our revenues in 2004 were reduced by $960,000 as a result of the discontinuance of Naturade Total Soy(R) products by Wal-Mart. In addition, we elected to discontinue a national seasonal program with Costco in 2004, instead electing to promote a regional program in high volume regions. This resulted in a reduction of approximately $1,450,000 in annual revenues from Costco.
We depend on third-party suppliers and manufacturers for our products.
     We depend upon third-party suppliers and manufacturers, such as Omni Pak Industries and Nellson Nutraceuticals, for our products. We do not have long-term supply agreements with any of our suppliers or manufacturers. Although we believe that alternative sources of materials and contract manufacturing services are available, the loss of one or more suppliers or manufacturers could have a material adverse effect on our results of operations until an alternative source is located and has commenced producing our products.
If our third-party suppliers or manufacturers fail to timely deliver products of acceptable quality or comply with FDA manufacturing guidelines, or raise prices, our profits may be affected.
     The use of third-party suppliers and manufacturers and the resulting loss of direct control over production could result in our failure to receive timely delivery of products of acceptable quality. Any failure by third-party suppliers or manufacturers to deliver products, or the delivery of defective products, may adversely affect our ability to deliver products to our customers in a timely manner and of an acceptable quality. If we fail to deliver products of acceptable quality in a timely manner, our customers may seek alternative sources for our products. Our use of third-party suppliers and manufacturers could also reduce our gross profits if the suppliers or manufacturers raise prices and we cannot find alternative, less costly sources or pass price increases on to customers.
     Although we require that our third-party suppliers and manufacturers comply with the FDA manufacturing guidelines, we cannot assure that these third parties will always act in accordance to these regulations. If the manufacturing facilities used by our third-party suppliers or manufacturers did not meet those standards, the production of our products could be delayed until the necessary modifications are made to comply with those standards or alternate suppliers or manufacturers are located. Furthermore, the potential exists for circumstances to arise which would require us to seek out alternate suppliers or manufacturers who operate in compliance with the FDA’s requirements.
Our current financial condition could cause third-party suppliers and manufacturers to refuse to do business with us, or to do so only on less favorable terms.
     We do not have long-term supply agreements and the going concern opinion by our independent registered public accounting firm may lower vendor confidence in us and they may refuse to provide products or do business with us, or may do so only on less favorable terms, which could cause our net sales to decline. In addition, our current cash position could result in a higher degree of credit risk than normal for our suppliers. As a result, supplier pricing may include factors related to this credit risk such as the absence of cash discounts and the costs of extended terms that increase our cost for product and ultimately decrease our profitability. Any unfavorable change in our cash position could result in additional costs for product affecting our profitability. From time to time, we have experienced difficulties with various vendors requiring us to purchase product on cash upon delivery (“COD”) basis. As a result of purchasing on a COD basis, we could experience significant delays in shipments to our customers, which could have a material affect on our operating results.

Restrictions or requirements imposed by government regulation could result in material harm to our results of operations and financial condition.
     Our operations, properties and products are subject to regulation by various foreign, federal, state and local government entities and agencies, including the FDA and the U.S. Federal Trade Commission (the “FTC”). Among other matters, such regulation is concerned with statements and claims made in connection with the packaging, labeling, marketing and advertising of our products. The governmental agencies have a variety of processes and remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizure, imposing civil penalties and commencing criminal prosecution.
     Weight loss products are subject to increased regulatory scrutiny due to intensified campaigns by both FTC and FDA. FTC has specifically launched a nation-wide law enforcement sweep against companies making false weight-loss claims. This initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, encourage media outlets not to carry advertisements containing bogus weight-loss claims and to educate consumers to be on their guard against companies promising miraculous weight loss without diet or exercise. The FTC campaign identifies seven specific claims that they consider suspect, including: “Lose weight without diet or exercise”; “Eat what you want and lose weight”; “Weight loss will be permanent” (even when the user stops using the product); “Block the absorption of fat or calories, and lose substantial weight”; “Safely lose more than three pounds per week for a period of more than four weeks”; “Substantial weight loss for all users”; and “Diet patches, creams, wraps, earrings and other products worn on the body or rubbed into the skin that cause substantial weight loss.” If the FDA and FTC move beyond their current focus and more closely scrutinize weight loss products in the retail marketplace, there can be no assurance that this change in focus would not have an adverse effect on the sale of our products.
     As a result of our efforts to comply with changes in applicable statutes and regulations, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain aspects of our sales, marketing and advertising programs. We may be subject in the future to additional laws or regulations administered by federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations. We cannot predict the nature of future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Such future laws and regulations could, however, require the reformulation of products to meet new standards, the recall or discontinuance of products that cannot be reformulated, the imposition of additional record keeping requirements, expanded documentation of product efficacy, expanded or modified labeling and scientific substantiation, including health warnings or restrictions on benefits described for our products. Any of or all of such requirements could hurt sales of our products or increase our costs, resulting in material harm to our results of operations and financial condition.
Our competitors may develop products that are more effective or less costly.
     The market for nutraceutical products is highly competitive. Many of our competitors, such as GeniSoy and Health Source by Abbott Labs, have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than we do. Our competitors may succeed in developing products that are more effective or less costly than any products developed by us. See “Business – Competition.”
Our success depends on our ability to attract and retain qualified personnel.
     Our success depends upon our ability to attract and retain qualified sales, marketing, scientific and executive management personnel. To commercialize our products and product candidates, we must maintain and expand our personnel, particularly in the areas of product sales and marketing. We face intense competition for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that we will be successful in hiring or retaining qualified personnel. Moreover, managing the integration of new personnel could pose significant risks to our development and progress and increase our operating expenses.
Expanding our sales in the mass market resulted in less stable demand for our products.
     Although traditionally we have been a marketer for the health food market, we recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant risks for us. Compared to sales in the health food market, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short-term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed our short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to our business.
Certain stockholders have the ability to control the company and have other substantial rights, preferences and privileges.
     Laurus, Quincy, Health Holdings and Westgate (the “Principal Stockholders”) have the ability to control the company and have other substantial rights, preferences and privileges, as a result of the following factors:
•	At December 31, 2005, the Principal Stockholders collectively owned 79% of our outstanding common stock, 100% of our outstanding Series C and options and warrants to acquire an additional 34.3% of our common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities held by the Principal Stockholders). As a result, the Principal Stockholders have the ability to elect all of our directors, control the outcome of all matters requiring stockholder approval and control our management and affairs. For information on the number of shares of common stock beneficially owned by each Principal Stockholder see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

•	As holders of the Series C, the Principal Stockholders are entitled to substantial rights, preferences and privileges, including the following:
•	For each fiscal year, the holders of the Series C will be entitled to receive a cash dividend equal to 20% of the amount, if any, by which our pre–tax profit for such year exceeds $10 million, which dividend will be distributed within 120 days of the end of such fiscal year. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of our business or distributions to the holders of our common stock.

•	On the liquidation or sale of the company, the holders of the Series C will be entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends. This preferential payment would reduce the amount available for distribution to the holders of our common stock.

•	At any time after July 22, 2006, the holders of the Series C will have the right to convert each share of Series C into one share of common stock at $1.00 per share (subject to adjustment to prevent dilution). The issuance of these shares of common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of our common stock and impair our ability to raise capital through the sale of common stock.

•	We will have the right to require the conversion of all shares of the Series C into common stock at any time within ten days following a period of 20 consecutive trading days for which the closing bid price of the common stock equals or exceeds $1.50 per share (as adjusted).

•	On December 31, 2012, we are required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided we are legally able to do so. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of our business or distributions to the holders of our common stock.
•	The Principal Stockholders hold the following options and warrants to purchase additional shares of common stock:
•	Quincy holds a warrant to purchase up to 7,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $0.80 per share.

•	Quincy holds a warrant to purchase up to 7,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.02 per share.

•	Health Holdings holds warrants to purchase up to 10,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.00 per share.

•	Laurus holds an option to purchase up to 8,721,375 shares of common stock, subject to certain limits, at any time on or after July 26, 2005 at a price of $0.0001 per share, and a warrant to purchase up to 1,500,000 shares of common stock at any time on or after July 26, 2005 through July 26, 2010 at a price of $0.80 per share.

•	Quincy, Health Holdings and Westgate hold 4,200,000, 12,600,000 and 4,200,000 shares, respectively, of Series C, each of which is convertible into one share of common stock (subject to adjustment to prevent dilution).

•	The issuance of these shares of common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of our common stock and impair our ability to raise capital through the sale of common stock.

•	We have granted the Principal Stockholders certain registration rights with respect to the common stock issuable upon the exercise of the foregoing options and warrants or the conversion of the Series C and convertible promissory notes. See “Business- Registration Rights.”
The exercise of outstanding options and warrants, and the conversion of outstanding shares of Series C could cause substantial dilution to our stockholders.
     We have issued options and warrants to acquire common stock to the Principal Stockholders and to our employees at various prices, some of which are, or may in the future have, exercise prices at or below the market price of our common stock. As of March 24, 2006, we had outstanding options and warrants to purchase a total of 43,646,618 shares of our common stock, of which 29,828,500 had exercise prices above the market price of our common stock on March 24, 2006 ($0.13 per share) and 13,818,118 had exercise prices at or below this market price. The weighted average exercise price was $0.59 per share at that date. If exercised, these options and warrants could cause substantial dilution to our stockholders.
     We also have issued shares of Series C, which may in the future have conversion prices at or below the market price of our common stock. As of March 24, 2006, we had outstanding shares of Series C to purchase a total of 21,000,000 shares of our common stock, all of which had conversion prices above the market price of our common stock on March 24, 2006 ($0.13 per share). The weighted average conversion price was $1.00 per share at that date. If converted, these shares of Series C could cause substantial dilution to our stockholders.
     The number of shares of common stock issuable upon exercise of outstanding options and warrants, or the conversion of outstanding shares of Series C, is subject to adjustment to prevent dilution upon stock splits, stock dividends, sales of common stock at prices below the exercise or conversion price and other events.
The large number of shares of common stock issuable upon the exercise of outstanding options and warrants, or the conversion of outstanding shares of Series C, could depress the market price of our common stock and impair our ability to raise capital by selling our common stock.
     As of March 24, 2006, 41,432,733 shares of common stock were outstanding, after the issuance of the 1,050,000 shares related to the amendment to the Financing Agreement and 730,769 shares issued related to certain investment relations consulting services, and 64,646,618 additional shares (subject to adjustment to prevent dilution) were issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C. The exercise prices or conversion prices are, or in the future may be, less than the market price of our common stock. In addition, future sales of common stock or securities convertible into common stock at or below recent market prices could result in dilution of the common stock. The risk of dilution may cause some of our stockholders to sell their shares, which could further reduce the market price of our common stock and impair our ability to raise capital by selling common stock.
Future sales of equity securities could cause substantial dilution to our stockholders, depress the market price of our common stock and impair our ability to raise capital by selling our common stock.
     We may seek to obtain new financing from various sources, including the sale of our securities. Future sales of common stock or securities convertible into common stock at or below recent market prices could result in dilution of the common stock, depress the market price of our common stock and impair our ability to raise capital by selling our common stock.

We have granted registration rights with respect to numerous shares, the sale of which could depress the market price of our common stock and impair our ability to raise capital by selling our common stock.
     We have granted registration rights to the holders of shares of common stock which are currently outstanding or are issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C or convertible promissory notes, in addition to the shares being offered hereby. See “Business-Registration Rights.” The availability of these shares for sale could depress the market price of our common stock and impair our ability to raise capital by selling our common stock.
Our future success depends on our ability to develop and commercialize products.
     We currently are engaged in developing nutraceuticals, which are characterized by extensive and costly research and rapid technological progress and change. New process developments are expected to continue at a rapid pace in both industry and academia. Our future success will depend on our ability to develop and commercialize our existing product candidates and to develop new products. There can be no assurance that we will successfully complete the development of any of our existing product candidates or that any of our future products will be commercially viable or achieve market acceptance. In addition, research and development and discoveries by others could render some or all of our programs or potential product candidates uncompetitive or obsolete.
We are subject to variability of quarterly results and, therefore, our results of operations for any period may not be indicative of future periods.
     We have experienced, and expect to continue to experience, variations in our net sales and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include the timing of our introduction of new product lines, the level of consumer acceptance of each product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the timing of trade shows, the product mix of customer orders, the timing of placement or cancellation of customer orders, the weather, transportation delays, the occurrence of chargeback’s in excess of reserves and the timing of expenditures in anticipation of increased sales and actions of competitors. Accordingly, a comparison of our results of operations from period to period is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance.
The change in control effected by our recent recapitalization may restrict future use of our tax loss carry forwards.
     As of December 31, 2005, we had federal net operating loss carry forwards of $23,328,277 that begin expiring in December 2017 and state net operating loss carry forwards of $11,777,297 that begin expiring in December 2005. A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership, such as our recent recapitalization, may restrict the future utilization of these tax loss carry forwards. Based upon preliminary calculations, we estimate that the utilization of tax losses for federal tax purposes would be limited to approximately $150,000 per year. As a result, federal net operating losses may expire before the Company is able to fully utilize them. As we are currently in a loss position this limit is not applicable. A more detailed calculation will be prepared once the Company has taxable income for federal and state purposes.
We may not have sufficient resources to address product liability exposure.
     Product liability risk is inherent in the testing, manufacture, marketing and sale of our products and product candidates, and there can be no assurance that we will be able to avoid significant product liability exposure. We may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. We currently maintain general liability insurance and product liability insurance at levels consistent with industry norms and as required by our principal customers. We believe such insurance to be adequate. There can be no assurance that we will be able to maintain insurance in sufficient amounts to protect us against such liabilities at a reasonable cost. Any future product liability claim against us could result in our paying substantial damages, which may not be covered by insurance and may have a material adverse effect on our business and financial condition.
The dietary supplement industry as a whole is experiencing a decline in sales.
     Our business consists primarily of selling natural products and functional foods, including soy protein-based products. The soy foods category as a whole has experienced decreased sales. Other categories of dietary supplements have experienced reduced sales in recent periods after several years of dramatic growth. In particular, revenues in both the herbal and health food store categories have had periods of significant decline. There can be no assurance that this general consumer trend will not be experienced by our product categories as well. Even if we are successful in increasing sales within our market category, a decline in the overall market for natural products or functional foods could have a material adverse affect on our business.
Adverse publicity may affect our ability to attract and retain distributors.
     Our products are formulated with vitamins, minerals, herbs and other ingredients that we regard as safe when taken as recommended by us and that scientific studies have suggested may involve health benefits. While we conduct extensive quality control testing on our products, we generally do not conduct or sponsor clinical studies relating to the benefits of our products. We are highly dependent upon consumers’ perception of the overall integrity of our business, as well as the safety and quality of our products and similar products distributed by other companies that may not adhere to the same quality standards as we do. We could be adversely affected if any of our products, or any similar products distributed by other companies, should prove harmful or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effectiveness of such products. Our ability to attract and retain distributors could be adversely affected by negative publicity relating to us or to other direct sales organizations or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of us or other direct sales organizations.
We may not be able to protect our intellectual property which could enable other companies to replicate our products.
     Our success depends in part on our ability to preserve our trade secrets and know-how, and operate without infringing on the property rights of third parties. We do not have any patents, and as a result another company could replicate one or more of our products. Our policy is to pursue registrations for all of the trademarks associated with our key products. We rely on common law trademark rights to protect our unregistered trademarks as well as our trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a U.S. federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. We intend to register our trademarks in certain foreign jurisdictions where our products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to us in the United States.
     Currently, we have 22 U.S. trademarks as well as a California registration on two trademarks. We also maintain trademark registrations in approximately 20 foreign countries. Because of our limited financial resources, we cannot in all cases exhaustively monitor the marketplace for trademark violations. We will evaluate and pursue potential infringement on a case-by-case basis in accordance with our business needs and financial resources. If we are not aware of some infringing uses or elect not to pursue them, the value of our trademarks could be substantially weakened. If we take action to enforce our intellectual property rights, litigation may be necessary. Any such litigation could be very costly and could distract our personnel. Due to limited financial resources, we may be unable to pursue some litigation matters. In matters we do pursue, we can provide no assurance of a favorable outcome. An unfavorable outcome in any proceeding could have a material adverse effect on our business, financial condition and results of operations.
New products are expensive to introduce and may not be successful.
     Each year, we introduce new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors of currently existing products, as well as new formulations or configurations such as Diet Lean(R) and ReVivex™. We experience significant costs in formulating new products, designing packaging and merchandising. There can be no assurance that consumers and retailers will accept our new products. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.
Our stock price may be subject to significant fluctuations.
     Trading in our common stock is low in volume. The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. For the five trading days ended March 24, 2006, the average daily trading volume of our common stock was 1,000 shares, compared to the 64,269,118 shares for which we have granted registration rights. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by our independent registered public accounting firm, which may cause our stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of our common stock.
Our common stock is currently deemed to be a “penny stock.” As a result, trading of our shares may be subject to special requirements which could impede our stockholders’ ability to resell their shares.
     Our common stock is a “penny stock” as that term is defined in Rule 3a51-1 adopted under the Securities Exchange Act of 1934 (the “Exchange Act”) because it is selling at a price below $5.00 per share. In the future, if we are unable to list our common stock on a national securities exchange, or the per share sale price is not at least $5.00, our common stock may continue to be deemed to be a “penny stock.”
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
     Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.
We may not be able to comply in a timely manner with Section 404 of the Sarbanes-Oxley Act of 2002, which could harm our operating results.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning in our fiscal year 2007, to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have prepared an internal plan of action for compliance with the requirements of Section 404, although as of the date of this filing, we have not yet completed our effectiveness evaluation. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have a material weakness as reported by our independent registered public accounting firm. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     In December 1998, the Company signed a 7 1/2 year lease for a facility including new executive offices, sales and marketing offices and warehouse located in Irvine, California. This 50,000 square foot facility includes a 40,000 square foot finished goods warehouse area configured with a high-density steel rack and frame storage floor plan. This maximum cubic space utilization provides the Company with reasonably sufficient warehousing capacity for the term of the lease, specifically in light of the Company’s decision to outsource production, thereby eliminating the need for any manufacturing space. The rent expense related to this lease for fiscal year ended December 31, 2005 was $411,954. The lease agreement includes an approximate 9% rent increase after the second, fourth and sixth year of the lease period, with a 60-month extension after the initial lease term at the prevailing market rental rate. On November 1, 2005, the Company agreed to an extension of the lease until September 30, 2013. This extension resulted in a decrease in the monthly rent from $35,382 per month to $29,900 beginning on October 1, 2006 increasing to $30, 897 on October 1, 2007, $32,392 on October 1, 2008, $33,389 on October 1, 2009, $34,884 on October 1, 2010, $36,379 on October 1, 2011 and $37,874 on October 1, 2012. The Company believes this facility is sufficient for its needs for the foreseeable future.

Item 3. Legal Proceedings
     From time to time, the Company is party to various claims and litigation that arise in the ordinary course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of any pending claims and litigation will not have a material effect on the Company’s results of operations or financial condition.
Ageless Foundation, Inc. v. Quincy Investment Corp., Naturade, Inc. and Peter H. Pocklington(Case No. 05-25540 Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida). On December 30, 2005, Ageless filed a complaint in Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida against Quincy, the Company and Peter H. Pocklington, our Chairman of the Board, for the alleged failure to pay certain consideration for the purchase of corporate assets sold by Ageless to Quincy, which obligation allegedly was guaranteed by the Company and Peter H. Pocklington. Ageless is seeking damages in the amount of $648,234.
Protein Ingredient Technologies, Inc. v. Naturade (Case No. CT-05-017905 Fourth Judicial District, Hennepin County, State of Minnesota). On December 2, 2005, Protein Ingredient Technologies, Inc. filed a complaint in the Fourth Judicial District, Hennepin County, State of Minnesota alleging a failure to pay for product sold to the Company. Plaintiff is seeking approximately $317,000. This litigation was settled on February 28, 2006.
Fortress Systems, LLC dba FSI Nutrition v. Naturade, Inc. (Case No. ADV .06-08004 U.S. Bankruptcy Court, District of Nebraska). On January 11, 2006, Fortress Systems, LLC (dba FSI Nutrition) filed a claim against the Company in U.S. Bankruptcy Court, District of Nevada alleging failure to pay for a special order product. The plaintiff is seeking $47,255 in damages.
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

Fiscal 2005	High	Low
1st Quarter	$.07	$.04
2nd Quarter	.08	.05
3rd Quarter	.30	.05
4th Quarter	.30	.15

Fiscal 2004	High	Low
1st Quarter	$.35	$.01
2nd Quarter	.40	.06
3rd Quarter	.07	.01
4th Quarter	.12	.02
     On March 24, 2006, the last reported price for the Company’s common stock was $0.13. Stockholders are urged to obtain current market quotations for the Company’s common stock.

Holders
     To the best knowledge of the Company, the number of record holders of common stock as of December 31, 2005 was 330. According to information obtained by the Company, approximately 231 additional shareholders hold the common stock in “street name.”
Dividends
     We did not pay a cash dividend on our common stock during 2005 and 2004, and we do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any future earnings to provide funds for the expansion of our business. The declaration and payment of cash dividends in the future will depend upon our earnings, financial condition, capital needs and other factors deemed relevant by out board of directors. Our ability to pay dividends is limited by the provisions of Delaware law, the rights of the Series C and the approval rights granted to Laurus. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Laurus Financing.”
Recent Sales of Unregistered Securities
     None

Item 6. Selected Financial Data
The following tables summarize certain selected financial data for the periods presented and should be read in conjunction with the more detailed information and financial statements, including notes thereto, presented elsewhere herein.
     STATEMENT OF OPERATIONS DATA

	Years Ended December 31,
	2005		2004		2003		2002		2001
Net Sales	$12,756,086	100.0%	$14,141,481	100.0%	$16,326,296	100.0%	$14,416,351	100.0%	$16,641,109	100.0%
Gross profit	6,250,649	49.0%	6,338,679	44.8%	7,663,997	46.9%	6,258,744	43.4%	7,350,882	44.2%
Selling, general and administrative expenses	7,966,179	62.5%	7,149,935	50.6%	7,807,962	47.8%	7,983,164	55.4%	9,427,158	56.7%
Depreciation	63,987	0.5%	66,995	0.4%	75,436	0.4%	86,218	0.6%	95,774	0.6%
Amortization	392,579	3.1%	-0-		-0-		-0-		-0-

Operating loss	(2,172,096)	(17.0)%	(878,251)	(6.2)%	(219,401)	(1.3)%	(1,810,638)	(12.6)%	(2,172,050)	(13.1)%
Other Income (loss):
Gain on sale of brand	-0-		1,055,647	7.5%	-0-		-0-		-0-
Gain on expiration of warrants	-0-		500,000	3.5%	-0-		-0-		-0-
Interest Expense:
Interest	(499,908)	3.9%	(305,265)	2.2%	(189,462)	1.2%	(113,480)	0.8%	(556,079)	3.3%
Deferred financing fees	(1,069,666)	8.4%	-0-		-0-		-0-		-0-

Total interest expense	(1,569,574)	12.3%	(305,265)	2.2%	(189,462)	1.2%	(113,480)	0.8%	(556,079)	3.3%

Other	(5,785)	(0.1)%	(2,857)	(0.0)%	7,948	0.0%	28,300	0.2%	6,907	0.0%

Income (loss) before provision for income taxes	(3,747,455)	(29.4)%	369,274	2.6%	(400,915)	(2.5)%	(1,895,818)	(13.2)%	(2,721,222)	(16.4)%
Provision for income taxes	800	0.0%	800	0.0%	800	0.0%	800	0.0%	5,931	0.0%

Net income (loss)	(3,748,255)	(29.4)%	368,474	2.6%	(401,715)	(2.5)%	(1,896,618)	(13.2)%	(2,727,153)	(16.4)%
Less:
Preferred Stock Dividends-Series B	(157,318)		(252,670)		(228,908)		(205,000)		-0-
Deemed Dividends-Series B	1,109,127		(285,714)		(285,714)		(285,714)		-0-
Deemed Dividends-Series C	(1,150,000)

Net Loss Attributable to Common Shareholders	$(3,946,446)		$(169,910)		$(916,337)		$(2,387,332)		$(2,727,153)

Basic and diluted net loss per share	$(0.09)		$(0.00)		$(0.02)		$(0.05)		$(0.36)
Weighted average number of shares used in computation of basic and diluted net loss per share	41,968,360		44,651,170		44,651,170		44,117,284		7,600,000
BALANCE SHEET DATA

	As of December 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents	$95,398	$210,573	$144,102	$722,583	$55,388
Working capital (deficiency)	(6,592,541)	(1,859,321)	(1,789,482)	(1,429,771)	(1,864,116)
Total assets	11,989,026	4,401,391	4,076,557	4,222,224	3,993,495
Long term debt	1,388,897	-0-	5,609	37,735	5,507,382
Total stockholders’ deficit	$(4,060,788)	$(3,301,548)	$(2,861,638)	$(1,945,301)	$(7,009,373)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and the financial statements and related notes attached to this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A. Risk Factors” and elsewhere in this report.
General
     The Company is a branded natural products marketing company focused on growth through innovative products designed to nourish the health and well being of consumers. The Company competes in the overall market for natural, nutritional supplements primarily in the segment defined by Nutrition Business Journal (“NBJ”), a San Diego-based research publication that specializes in this industry, as Supplements.
     Within the broad soy foods market, segments such as meal replacement drinks, soy milk and bars have outperformed other categories. The Company’s products include Naturade Total Soy(R), a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders, Naturade(R) protein powders, ReVivex™ healthy joint and arthritis pain relief products, Diet Lean(R) products focused on the low carb dieter, SportPharma(R) sports nutrition products and other niche dietary supplements. The Company’s products are sold in supermarkets, mass merchandisers, club stores, drug stores, natural food supermarkets and over 5,000 independent health food stores.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales			Percentage Dollar Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Net Sales	100.0%	100.0%	100.0%	(9.8%)	(13.4)%	13.2%
Gross profit	49.0%	44.8%	46.9%	(1.4%)	(17.3)%	22.5%
Selling, general and administrative expenses	62.5%	51.0%	48.3%	11.4%	(8.4)%	(2.3)%
Operating loss	(17.0%)	(6.2)%	(1.3)%	(147.3%)	(300.3)%	(87.9)%
Interest Expense	12.3%	(2.2)%	(1.2)%	63.8%	61.1%	67.0%
Gain on sale of brand	—	7.5%	0.0%	—	—	—
Gain on expiration of warrants	—	3.5%	0.0%	—	—	—
Other income (loss)	0.0%	0.0%	0.0%	102.5%	61.1%	113.1%
Income (loss) before provision for income taxes	(29.4%)	2.6%	(2.5)%	1,114.8%	192.1%	(78.9)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Net income (loss)	(29.4%)	2.6%	(2.5)%	1,114.8%	192.1%	(78.9%)
Major trends that affected the Company’s results of operations in 2005
The major trends of our results of operations in the year ended December 31, 2005 included the following:
•	The sale of the Aloe Vera brand in November 2004 resulted in the elimination of approximately $1,394,080 in net sales for these products from the year ended December 31, 2005.

•	The general softness in the grocery segment related to competition from Wal-Mart and club stores continued to move consumers from historical purchasing patterns. We believe this trend is likely to continue.

•	The discontinuance of the ready-to-drink line resulted in a reduction of $394,356 in net sales for the year ended December 31, 2005, respectively.

•	The emergence and subsequent decline in consumer demand for low carbohydrate products resulted in a modification of our Naturade Total Soy(R) line to a low carbohydrate formula in late 2004 and the subsequent re-introduction of our original formula in May 2005. This resulted in restocking charges, product returns and declines in our net sales related to conversion of retailer inventory back to the original formula.

•	The removal of Cox-2 inhibitor prescription arthritis medications by the FDA resulted in consumer demand for natural pain relief products. We responded to this demand with the introduction of the ReVivex™ line of products into approximately 30,000 retail outlets by December 31, 2005.

     2005 Compared to 2004
     Net Sales
     Net sales for 2005 decreased $1,385,395 or 9.8%, to $12,756,086 from $14,141,481 for 2004. The decrease in net sales is due principally to declines at retail, principally in the mass market, for the Company’s core protein powders which decreased $1,776,090. This decline can be attributed to the lack of capital to support the brands at retail coupled with a general softness in the market for protein powders and a general decline in the grocery sector. In addition, the Company sold its Aloe Vera line of products in November 2004, which totaled $1,394,080, in 2004, and the Company’s discontinued its ready-to-drink line, which accounted for $394,356 in 2004, in mid 2004 due to slow turns at retail. The decreases were partially offset by sales of the Ageless and Symco brands totaling $2,073,806 which were acquired in August 2005.
     Net Sales are calculated based upon gross revenues less certain allowances.
     For 2005, distributor and promotional allowances were $1,410,477, or 9.4 % of gross sales, compared to $1,745,903, or 10.5 % of gross sales, for the same period in 2004. The decrease in distributor and promotional allowances is a result of the decrease in sales for the period. Damages and returns for 2005 were $300,167, or 2.0 % of gross sales, as compared to $437,363, or 3.2 % of gross sales, for 2004. Lower sales in the mass market have resulted in lower returns. Cash discounts for 2005 were $191,987, or 1.3% of gross sales, as compared to $266,100, or 1.9% of gross sales, in the same period of 2004. The decrease in cash discounts is directly related to the decrease in sales for the period. Slotting charges related to new distribution for 2005 were $235,908, or 1.6% of gross sales, as compared to $83,000, or 0.06% of gross sales, in 2004. Slotting charges increased due to placement of ReVivex™ product in 2005 primarily in mass market retail outlets. Coupon and rebate redemption for 2005 was $14,345, or 0.1% as compared to $21,000, or 0.1%, in the same period of 2004.
     Mass market net sales for 2005, decreased $1,626,567, or 23.5%, to $5,294,631 from $6,921,198 for 2004. The decrease in net sales during the period is principally related to softness in the grocery channel partially offset by new product sales of ReVivex™ during the period. For 2005, health food channel net sales increased $241,172, or 3.3%, to $7,461,455 from $7,220,283 for 2004. The sales increase is due principally to new sales of Ageless and Symco products, which were acquired in August 2005, of $2,073,806 partially offset by the lack of sales of Aloe Vera products, which accounted for $1,394,080 in 2004 sales as a result of the sale of this brand in November 2004 and the Company’s discontinued its ready-to-drink line in mid-2004, which accounted for $394,356 in 2004.
     On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 58.5% for the health food channel and 41.5% for the mass market channel for 2005 as compared to 51.1 % and 48.9%, respectively, for the same period in 2004. The change in sales by channel is principally related to the acquisitions of Symco and Ageless whose products are sold principally in the health food channel partially offset by the lack of Aloe Vera products which are principally sold in the health food channel coupled with the softness in the grocery channel which is principally in the mass market.
     For 2005 the top 40 customers accounted for $10,618,072, or 83.2%, of net sales, with 13 health food customers contributing $3,127,916 or 24.5%, of net sales, 24 mass market customers contributing $7,162,391 or 56.1%, of net sales, and three international customer contributing $327,765, or 2.6%, of net sales. This compares to the top 40 customers accounting for 12,946,000, or 91.6%, of net sales, with 21 health food customers contributing $6,326,100, or 44.7%, of net sales, 18 mass market customers contributing $6,528,900 or 46.2%, of net sales, and one international customers contributing $91,000, or 0.7%, of net sales for 2004.
     For 2005, the top 40 products represented $9,818,130 or 77.0%, of net sales, with 11 Naturade Total Soy(R) products contributing $3,697,550 or 29.0%, of net sales, 12 protein powders contributing $2,328,590 or 18.3% of net sales, six ReVivex™ products contributing $2,458,260 or 19.3% of net sales, and 11 Diet Lean™ products and other products contributing $1,333,730 or 10.5% of net sales. This compares the top 40 products represented $10,767,900 or 76.1%, of net sales, with 15 Naturade Total Soy(R) products contributing $5,706,900 or 40.4%, of net sales, 12 protein powders contributing $3,059,000 or 21.6% of net sales, three ReVivex™ products contributing $605,100 or 4.3% of net sales, two Diet Lean™ and other products contributing $1,396,900 or 9.8% of net sales 2004.
     For both periods, the Company considers the 10 divisions of UNFI which represented 19% and 18% of net sales for 2005 and 2004 respectively and the 11 divisions of Tree of Life which represented 10% and 13% of net sales for 2005 and 2004 respectively as separate customers for purposes of this top 40 list, because of their ability to make independent purchasing decisions regarding the Company’s products. In addition, the Sam’s Club and Wal-Mart divisions which represented 20% and 23% of net sales in 2005 and 2004 respectively, are one corporate legal entity, however they operate independently with separate buying departments and, thus, the

Company considers them separate customers for purposes of this top 40 list. This analysis differs from that shown in “Item 1. Business—General” in which the divisions of these three entities are combined under their corporate parent to reflect three major customers. Costco, a fourth customer represented 2% of net sales in 2004 but had no purchases in 2005.
     Gross Profit
     Gross profit for 2005 decreased 1.4% to $6,250,649 or 49.0% of net sales, from $6,338,679 or 44.8% for 2004. The decrease is principally a result of lower sales for the period. Gross profit, as a percentage of sales increased from 44.8% of net sales in 2004 to 49.0 percent of net sales in 2005, due to higher margins related to ReVivex™ products which carry an average gross margin of 51% and Symco products which carry an average gross margin of 60% compared to the average gross margin for other Naturade products of 48%.
     Operating Costs and Expenses
     Operating costs and expenses for 2005 increased $1,205,815 to $8,422,745, or 66.0% of net sales, from $7,216,930, or 51.0% of net sales, for 2004. Operating expense for the period include a non-cash charge of $392,579 in amortization of intangible assets acquired in acquisitions and one time transaction and transition costs of $478,000 related to the recapitalization. In addition, the Company purchased consumer advertising totaling $392,500 during the period related to promoting consumer awareness for its ReVivex brand. Without these one-time and non-cash expenses, operating costs would have been 56.1% of net sales for the period.
     Interest Expense
     Interest expense for 2005 increased $1,264,309 to $1,569,574 from $305,265 compared to the same period in 2004 principally due to amortization of deferred financing fees and debt discounts of $1,069,666 in 2005 related to the recapitalization of the Company coupled with the acquisitions of Symco and Ageless. In addition, increased borrowings on the Loan Agreement with related parties, coupled with increased average borrowings were partially offset by lower average interest rates on the Company’s credit facility during 2005. This resulted in an increase of $194,643 in interest expense during the period.
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
     Net sales are calculated based upon gross revenues less certain allowances. For 2004, distributor and promotional allowances were $1,735,300, or 12.3% of gross sales, compared to $1,662,400, or 10.2% of gross sales for 2003. The increase in distributor and promotional allowances is a result of increased promotions run in 2004 to health channel customers in order to drive revenues to offset a reduction in core protein powder revenue related low carbohydrate consumer trends during 2004. Damages and returns for 2004 were $426,863, or 3.0% of gross sales, as compared to $402,456, or 2.5% of gross sales for 2003. Although there was no significant variance in damages and returns, damages and returns increased as a percentage of sales slightly due to lower gross sales. Cash discounts were $266,100, or 1.9% of gross sales, in 2004 as compared to $271,600, or 1.7% of gross sales, in 2003. Cash discounts were up as a percentage of gross sales due to the decline in gross sales. Slotting charges related to new distribution were $83,000 in 2004, or 0.6% of gross sales, as compared to $45,000, or 0.3% of gross sales, in 2003. Slotting charges increased due to placement of ReVivex™ product in 2004. Coupon and rebate redemption was $21,000, or 0.1% of gross sales, in 2004 versus $46,000, or 0.3% of gross sales, in 2003.
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
     For both periods, the Company considers the 10 divisions of UNFI which represented 18% and 15% of net sales in 2004 and 2003 respectively and the 17 divisions of Tree of Life which represented 13% of net sales in 2004 and 2003 as separate customers for purposes of this top 40 list, because of their ability to make independent purchasing decisions regarding the Company’s products. In addition, the Sam’s Club and Wal-Mart divisions which represented 23% of net sales in 2004 and 2003 are one corporate legal entity, however they operate independently with separate buying departments and, thus, the Company considers them separate customers for purposes of this top 40 list. This analysis differs from that shown in “Item 1. Business—General” in which the divisions of these three entities are combined under their corporate parent to reflect three major customers. Costco, a fourth customer, represented 2% and 11% of net sales in 2004 and 2003 respectively.
     For 2004, the top 40 products represented $10,767,900 or 76.1%, of net sales, with 15 Naturade Total Soy(R) products contributing $5,706,900 or 40.4%, of net sales, 12 protein powders contributing $3,059,000 or 21.6% of net sales, three ReVivex™ products contributing $605,100 or 4.3% of net sales, two Diet Lean™ products contributing $513,200 or 3.6% of net sales and eight aloe vera and other products representing $883,700, or 6.2%, of net sales. The Aloe Vera brands were sold in November of 2004 and represented approximately 10% of fiscal 2004 net sales. This compares to the top 40 products representing $12,965,100 or 79.4%, of net sales, with 19 Naturade Total Soy(R) products contributing $8,522,400, or 52.2%, of net sales, 11 protein powders contributing $2,910,800, or 17.8%, of net sales and 10 aloe vera and other products representing $1,513,900, or 9.4%, of net sales for 2003.
     Gross Profit—Gross profit as a percentage of sales for 2004 decreased to 44.8% from 46.9% in 2003. This decrease in gross profit percentage is primarily due to lower fixed cost absorption related to lower net sales partially offset by product costs reductions related to the change in third party manufacturers in the second quarter of 2004.
     Operating Costs and Expenses—Selling, general and administrative expenses for the fiscal year ended December 31, 2004 decreased $666,468, or 8.5%, to $7,216,930, or 51.0% of net sales, from $7,883,398, or 48.3%, of net sales, for 2003. This decrease was principally related to a reduction in brand expenses executed by management to offset revenue reductions during the year. For 2004, brand expenses decreased $460,400, or 21.3%, compared to 2003, to $1,701,100 or 12.0% of net sales for 2004 from $2,161,500 or 13.2% of net sales for 2003. The Company’s focus on the support of retail programs that provide direct consumer consumption benefits has resulted in this decrease as a percent of sales. This decrease is coupled with a decrease of $206,068 in overhead expenses, principally related to lower freight expense of $185,500 and a decrease in commissions expense of $117,100 related to revenue reductions, partially offset by an increase in marketing $20,600, new product development $62,900 and administrative expenses of $13,032.
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
     Liquidity and Capital Resources
     The Company’s sources of cash in 2005 came principally by drawings on its line of credit from Wells Fargo and subsequently Laurus and a Loan Agreement with a principal shareholder and other shareholders. Based on the current operating plan, the Company believes that its existing cash balances and financing arrangements will provide it with sufficient funds to finance its operations for at least the next twelve months. In the past, the Company has utilized both operating and capital lease financing for certain equipment used in our operations and expects to continue to selectively do so in the future. The Company may in the future require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to the Company’s stockholders or us when we may require it.
     The Company’s credit facility consisted of a Credit and Security Agreement with Wells Fargo which was paid in full on July 22, 2005 and a three year Credit and Security Agreement (the “Credit Agreement”) with Laurus Master Fund, LLP (“Laurus”) which was entered into on July 22, 2005. The Credit Agreement allows for maximum borrowings of up to $4,000,000, of which $3,000,000 is a revolving note and $1,000,000 is a term note. On January 6, 2006, the Credit Agreement was amended whereby the term loan was increased to $1,650,000. Borrowings on the revolving note are based on certain percentages of eligible accounts receivable and inventories and pays interest at prime plus 2.0% per annum. Available borrowings under the Credit Agreement were $-0- at December 31, 2005 and averaged $163,481 during 2005.
     The Company was in default on the payment of the Investor Notes of $92,345 at December 31, 2005. On March 24, 2006, the payment provision of the Investor Notes was amended to require an interest payment of $10,000 on March 31, 2006 and a principal payment of $92,345 plus accrued interest on June 30, 2006.
     The Company was in default on the payment of the Seller Notes in the amount of $1,248,234 to Ageless at December 31, 2005 and is currently involved in litigation related to the Asset Purchase Agreement between the Company and Ageless. The Company has asserted certain claims regarding breeches of representations and warranties and Ageless has asserted a demand for payment on the Seller Notes.
     The financial statements accompanying this Annual Report on Form 10-K have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2005, the Company had an accumulated deficit of $25,948,607, a net working capital deficit of $6,592,541, a stockholders’ capital deficiency of $4,060,788, and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has issued an opinion that substantial doubt exists as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from a negative outcome of this uncertainty. The Company believes that its current Financing Agreement and growth in its core operations will sustain the Company for the next year.
     The Company used cash of $1,009,129 in operating activities in the year ended December 31, 2005, compared to a use of cash of $1,223,943 in operating activities for the year ended December 31, 2004. This decrease in cash used in operating activities is primarily due to a decrease in inventories of $926,546 and an increase in cash provided from accounts receivable of $324,921 related to the reduction in sales and the resulting lower receivables during the period and the Company’s need to control inventory levels in order to preserve cash. This was combined with a decrease n the Company’s operating profit of $1,105,536 principally related to the decrease in revenues for the period.
     Net cash provided by inventories was $926,546 for the year ended December 31, 2005 compared to net cash used in inventories of $614,284 for the year ended December 31, 2004 primarily due to lower than normal sales in the fourth quarter of 2005 requiring lower inventory levels in 2005 coupled with the Company’s management of inventory levels to adjust to available cash and purchasing terms. The Company manages its vendors in order to build inventory based upon a forecast that minimizes on hand inventory by bringing in products to approximate shipping requirements to our customers.
     Net cash provided by accounts receivable was $324,921 for the year ended December 31, 2005 compared to net cash provided by accounts receivable of $171,963 for the same period of 2004, principally due to lower fourth quarter sales volume in 2005 as compared to sales volume in 2004. Customer terms have remained constant; however there is a slight increase in day’s sales outstanding due to extended terms granted for new product introductions and international sales.
     Net cash used by accounts payable and accrued expenses was $215,274 for the year ended December 31, 2005 compared to net cash provided of $394,365 for the same period of 2004, principally due a lower level of accounts payable related to the reduction in inventory levels in 2005.
     The provision for excess and obsolete inventory provided $140,975 for the year ended December 31, 2005 compared to $59,197 for the same period of 2004 principally due to the discontinuance of menopause related products and label changes resulting in obsolete labels in 2005.

     Net cash provided by prepaid expenses was $35,726 for the year ended December 31, 2005 compared to net cash used in the same period of 2004 of $115,307. The increase in prepaid expenses in 2005 was principally due to slotting fees paid to introduce ReVivex™ in 2005, which are amortized over a 12-month period coupled with deposits related to the financing of the Company.
     The Company’s working capital deficit increased $4,733,220 from ($1,859,321) at December 31, 2004 to ($6,592,541) at December 31, 2005. This increase was largely due to the issuance of seller notes ($1,780,734) related to the acquisitions of Symco and Ageless, an increase in borrowings under the credit agreement ($843,507) an increase in borrowings under the Loan Agreement with certain shareholders ($300,000), a decrease in inventory ($702,512) related to the decline in net sales partially offset by an increase in prepaid expenses ($133,347).
     Cash used in investment activities during the year ended December 31, 2005 was $564,995 compared to cash provided of $1,228,420 for the year ended December 31, 2004. This decrease is principally related to the net proceeds on the sale of the aloe vera brand in 2004 providing cash versus a use of cash related to the net assets acquired from the Symco and Ageless acquisitions.
     The Company’s cash provided by financing activities was $1,458,949 for the year ended December 31, 2005, compared to cash provided by financing activities of $61,994 for the same period of 2004. The source of cash in 2005 was the result of borrowings under the Company’s financing with Laurus of $3,719,404 partially offset by the repayment of the Company’s line of credit with Wells Fargo of $1,875,899 and deferred financing fees of $554,039 related to the Laurus financing and the recapitalization of the Company (described in Notes 4 and 5).
     On July 22, 2005, we entered into the Master Investment Agreement by and among us, Westgate, Quincy, Bill D. Stewart (“Stewart”) and David A. Weil (“Weil”), pursuant to which we issued to Quincy (i) 30,972,345 shares of common stock, (ii) warrants to purchase 14,000,000 shares of common stock (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C, all in consideration of Quincy negotiating, and arranging the financing for, our acquisition of selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction. Health Holdings surrendered the 41,054,267 shares of common stock held by it in exchange for (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of common stock (the “HHB Warrant”). Westgate surrendered the 13,540,723 shares of Series B Convertible Preferred Stock (the “Series B”) held by it, including any accrued and unpaid dividends, in exchange for 4,200,000 shares of Series C. Health Holdings, Stewart and Weil extended the term of the secured promissory notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2005 to December 31, 2006. See “Business-Recapitalization.”
     Laurus Financing
     On July 26, 2005, we entered into a Security and Purchase Agreement (the “Financing Agreement”) with Laurus Master Fund, Ltd. (“Laurus”), providing for a $3,000,000 revolving credit facility and a $1,000,000 term loan. The indebtedness under the revolving facility is evidenced by a convertible “Revolving Note” and one or more convertible “Minimum Borrowing Notes,” and the indebtedness under the term facility is evidenced by a convertible “Term Note.” The Revolving Note, the Term Note and the Minimum Borrowing Notes are herein referred to as the “Laurus Notes.” Gross funds of $2,655,250 were advanced to us on July 26, 2005 under the Laurus Notes comprising $1,000,000 under the Term Note, $500,000 under the first minimum borrowing note (the “First Minimum Borrowing Note”), and $1,155,250 under the Revolving Note. We paid fees and expenses in cash to Laurus of $193,500 on the closing date, consisting of a “closing payment” of $156,000 and reimbursement of Laurus’ legal fees of $37,500. Also in connection with the Laurus financing, we issued a warrant to Liberty Company Financial LLC (“Liberty”) for introducing us to Laurus (the “Liberty Warrant”). The Liberty Warrant entitles the holder to purchase up to 3,647,743 shares of common stock at a purchase price of $0.08 at any time on or after July 26, 2006 through July 26, 2011. On December 31, 2005, $2,219,404 was outstanding under the Revolving Note, $500,000 was outstanding under the first Minimum Borrowing Note (the “First Minimum Borrowing Note”) and $909,091 was outstanding under the Term Note.
     We also issued Laurus a five-year warrant (the “Laurus Warrant”) to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.80 per share and an option (the “Laurus Option”) to purchase 8,721,375 shares of our common stock at an exercise price of $0.0001 per share, as described below.
     In conjunction with the Financing Agreement, Health Holdings, Stewart and Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2005 to December 31, 2006.

     On January 11, 2006, the Company and Laurus amended the Financing Agreement pursuant to which the parties:
•	Increased the Term Note from $1,000,000, of which $909,000 was outstanding at January 11, 2006, to $1,650,000. Over advances totaling $650,000 were transferred from the Revolving Note to the Term Note with the remaining $91,000 utilized as a reduction of the amount outstanding under the Revolving Note.

•	Modified the payments on the Term Note from $30,000 per month beginning November 1, 2005 payable in shares of the Company’s Common Stock or $30,900 per month if paid in cash, to $50,000 per month in cash beginning April 1, 2006.

•	Converted the First Minimum Borrowing Note outstanding of $500,000 to the Revolving Note.

•	Eliminated the ability of Laurus to convert the Term Note, the Revolving Note, and the First Minimum Borrowing Note into shares of the Company’s Common Stock.

•	Extended the term of the Agreement from three years ending on July 26, 2008 to three years ended January 6, 2009.

•	Modified the prepayment provisions of the Revolving Note and the Term Note from an early payment fee of 35% of the loan amounts if paid prior to the termination date, to 5% if retired before January 6, 2007, 4% if retired prior to January 6, 2008 and 3% if retired prior to January 6, 2009.
     In consideration for entering into the amendment, we issued to Laurus 1,050,000 shares of the Company’s common stock.
     Laurus Notes. The amount of funds available for borrowings under the Revolving Note are advanced pursuant to a formula consisting of (i) 90% of eligible accounts receivable (as defined in the Financing Agreement) (primarily receivables that are less than 90 days old), and (ii) 30% of eligible inventory (as defined in the Financing Agreement), up to a maximum inventory advance of $500,000; provided, however, that the amount available for borrowing may be limited by such reserves as Laurus deems proper based upon significant business developments relating to the Company or its account debtors. Laurus’ discretionary rights could reduce the amount of funds available for borrowing under the Revolving Note.
     Principal on the Term Note is payable in 33 consecutive monthly installments of $50,000 commencing on April 1, 2006 and on the first day of each month thereafter, subject to acceleration upon the occurrence of an Event of Default or termination of the Financing Agreement. The Term Note is guaranteed by Peter M. Pocklington, a principal of Quincy, and since August 10, 2005, one of our directors.
     Amounts outstanding under the Laurus Notes will mature on January 6, 2009. If we terminate the Financing Agreement and the loans there under prior to the maturity date, we will incur an early payment fee equal to 5%, 4% and 3% of the total investment amount of $4,650,000 if terminated in the first, second or third year, respectively, of the term of the Financing Agreement. Interest on the amounts outstanding under the Laurus Notes accrues at the annual rate of 2% above the prime rate, but not less than 6%. The interest rate charged, however, will be decreased by 2% (or 200 basis points) for every 25% increase in the market price of our common stock above the fixed conversion price of $0.80. The interest rate may not be reduced beyond 0%.
     Security and Events of Default. The Laurus Notes are secured by a lien on substantially all of our assets. The Financing Agreement requires us to maintain a lock box account to receive payments of our accounts receivable, and all funds transmitted to the lock box account will be applied to amounts outstanding under the Laurus Notes. Laurus may verify, inspect or appraise assets constituting the collateral. The lien granted to Laurus will continue in full force and effect, notwithstanding the termination of the Financing Agreement. The Financing Agreement sets forth certain circumstances under which the Financing Agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in our condition and affairs (financial or otherwise); (ii) an insolvency proceeding is commenced; (iii) we default on any of our material agreements with third parties or there are material liens or attachments levied against our assets; (iv) our common stock ceases to be publicly traded; and (v) we fail to comply with the terms, representations and conditions of the Financing Agreement.
     Upon the occurrence of an Event of Default and for so long as it is continuing, the interest rate charged will be increased by 2% per month until the default is cured; should the default continue beyond any applicable grace period, then Laurus could require us to repay 125% of any principal and interest outstanding under the Laurus Notes. Following the occurrence of an Event of Default, Laurus also has the right to demand repayment in full of all obligations owing to Laurus under the Financing Agreement, whether or not otherwise due and will retain its lien in the collateral provided by us until all the obligations have been satisfied.
     Affirmative and Negative Covenants. Under the Financing Agreement, we may take certain actions only with the approval of Laurus, including the following material actions: incurring additional indebtedness (other than trade debt); making any distribution with respect to or repurchasing any shares of our capital stock; or entering into any merger, consolidation or reorganization with or purchasing any assets or stock of any other person.
     The Financing Agreement also provides Laurus with a right of first refusal to provide additional financing on terms no less favorable than those offered by a third party with respect to any additional convertible indebtedness or the sale or issuance of any equity interests, other than straight equity issuances.
     Laurus Option. The Laurus Option entitles Laurus to purchase, at any time and from time to time, up to 8,721,375 shares of our common stock at the exercise price of $0.0001 per share. The Laurus Option may also be exercised by means of a “cashless exercise,” and contains provisions to protect Laurus against dilution in the event of a stock dividend, split or combination, or our reorganization, consolidation, merger or dissolution.
     Laurus Warrant. The Laurus Warrant gives Laurus to right to purchase up to 1,500,000 shares of our common stock from July 26, 2005 through July 26, 2010, at $0.80 per share. The Laurus Warrant may also be exercised by means of a “cashless exercise,” and contains provisions to protect Laurus against dilution in the event of a stock dividend, split or combination, or our reorganization, consolidation, merger or dissolution.
     The issuance of shares of common stock pursuant to the Laurus Option, the Laurus Warrant and Liberty Warrant could cause substantial dilution to the holders of our common stock, depress the market price of our common stock and impair our ability to raise capital by selling common stock.
     Registration Rights. Pursuant to the terms of a Registration Rights Agreement between us and Laurus, we are obligated to file and obtain effectiveness for a registration statement registering the resale of shares of our common stock issued at the to Laurus for the amendment, common stock issuable upon the exercise of the Laurus Warrant and the Laurus Option. See “Business-Registration Rights.”
Critical Accounting Policies and Use of Estimates
     The Company’s significant accounting policies are described in Note 1 of the Company’s Financial Statements for the year ended December 31, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its financial statements.
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
     We record revenues net of returns and allowances. Gross sales, which are defined as list price times units sold, include the following reductions for returns and allowances:

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
For the 12 months ended December 31, 2005, 2004 and 2003, distributor and promotional allowances were $1,410,477, or 9.4% of gross sales, $1,745,903, or 10.5% of gross sales, and $1,662,400, or 10.2% of gross sales, respectively.
•	Damages and Returns
In the 12 months ended December 31, 2005 and 2004, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends. For the 12 months ended December 31, 2003, returns and damages were charged against revenues as incurred.
For the 12 months ended December 31, 2005, 2004 and 2003, damages and returns charged against revenues were $300,167, or 2.0% of gross sales, $437,363, or 3.0% of gross sales, and $402,456, or 2.5% of gross sales, respectively.
The following is a summary of the damages and returns reserve for the fiscal years ended December 31:

	2005	2004	2003
Beginning balance	$55,067	$-0-	$-0-
Provision for damages and returns	$300,167	$437,364	$402,456
Actual damages and returns during the period	$312,824	$382,297	$402,456
Ending balance	$42,910	$55,067	$-0-
Damages and returns are typically immaterial to our overall results. As the majority of returns represent consumer returns, which trail sales by about a month, the reserve has been set at approximately 3.0% of the past month’s sales at December 31, 2005, based upon historical run rates in order to properly match revenues and deductions.
•	Cash Discounts
Cash discounts are recorded as deducted by customers from remittances, as the customer does not earn them until the customer pays according to terms.
For the 12 months ended December 31, 2005, 2004 and 2003, cash discounts were $191,987 or 1.3% of gross sales, $266,100, or 1.9% of gross sales, and $271,600, or 1.7% of gross sales, respectively.
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

For the 12 months ended December 31, 2005, 2004 and 2003, slotting costs were $234,700, or 1.6% of gross sales, $83,000, or 0.6% of gross sales, and $45,000, or 0.3% of gross sales, respectively. Slotting increased in 2005 as a result of the new distribution of ReVivex™ brand of products during 2005.
•	Coupon and Rebate Redemption
Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates.
For the 12 months ended December 31, 2005, 2004 and 2003, coupon and rebate costs were $14,345, or 0.1% of gross sales, $20,800, or 0.1% of gross sales, and $46,000, or 0.2% of gross sales, respectively.
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
     Accounts Receivable and Allowances for Uncollectible Accounts. Accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Accounts receivable is stated net of applicable reserves for returns and allowances, promotional allowances and doubtful accounts. The Company regularly reviews and monitors individual account receivable balances to determine if the reserve amounts are appropriate and provides for an allowance for uncollectible accounts by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.
Impact of Contractual Obligations and Commercial Commitments
     The following summarizes the Company’s contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (b)	$2,536,879	$2,035,322	$501,557	-0-	-0-
Seller Notes	2,710,540	1,780,734	929,806	-0-	-0-
Revolving Credit	2,719,404	2,719,404	-0-	-0-	-0-
Operating Leases	3,222,059	438,131	1,166,351	835,678	781,899
Employment Contracts	1,450,000	450,000	600,000	400,000	(a	)
Consulting Agreements	300,000	300,000	-0-	-0-	-0-

Total Contractual Cash Obligations	12,938,882	7,723,591	3,197,714	1,235,678	781,899
Series C Convertible
Redeemable Preferred Stock	21,000,000	-0-	-0-	-0-	21,000,000

Total	$33,938,882	$7,723,591	$3,197,714	$1,235,678	$21,781,899

(a)	The employment agreements for the Chief Financial Officer and Executive VP of Sales have an indefinite term.
(b)	Includes interest.
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
     The Company’s long-term debt primarily consists of a (i) a line of credit of $4,6500,000 with Laurus entered into on July 27, 2005, and amended on January 11, 2006 (ii) $92,345 outstanding under Investor Notes with investors entered into on August 31, 2000, (iii) $1,250,000 borrowed under a Loan Agreement with investors entered into on April 14, 2003 and (iv) seller notes of $2,710,540 entered into on August 9, 2005. The line of credit bears interest at prime rate plus 2.0%, the Investor Notes bear interest at 15% per annum and the seller notes bear interest at 13% per annum. Payment in full including accrued interest on the Investor Notes was due on December 31, 2005. The Company was in default on Investor Notes plus accrued interest at December 31, 2005. On March 24, 2006, the payment provision of the Investor Notes was amended to require an interest payment of $10,000 on March 31, 2006 and a principal payment of $92,345 on June 30, 2006. The Loan Agreement bears interest at 15% per annum with an original due date of December 31, 2005 which was extended to December 31, 2006. Given the fixed interest rate on the Loan Agreements, interest rate changes generally will have no effect on the interest rates under the Loan Agreements or on the Company’s results of operations. However, given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the fiscal year ended December 31, 2005, the interest expense on the line of credit was $117,042. If the interest rate on the line of credit were to increase by one percent, this would result in an interest expense of $133,186 for the fiscal year ended December 31, 2005.

Item 8. Financial Statements and Supplementary Data
     The Company’s financial statements and the notes thereto, and the Report of Independent Registered Public Accounting Firm, filed with this Annual Report on Form 10-K in a separate section, Part IV, as shown in the index under Item 15(a).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     The Company’s Chief Executive Officer, Bill D. Stewart, and Chief Financial Officer, Stephen M. Kasprisin, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-14(c). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Company (including its consolidated subsidiaries) required to be included in this report is made known to them.
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
Item 9B. Other Information
     None
PART III
Item 10. Directors and Executive Officers
     The names and ages of the directors and executive officers of the Company as of March 24, 2006, are as follows:

Name	Age	Position	Since
Bill D. Stewart	63	Director and Chief Executive Officer	1998
Peter H. Pocklington	63	Director and Chairman of the Board	2005
Kenneth B. Hallat	59	Director	2005
Michael D. Harris	61	Director	2005
Stephen M. Kasprisin	52	Director (since 2005), Chief Financial Officer (since 2003) and Chief Operating Officer (since 2004)	2003
Marwan Zreik*	32	Executive Vice President of Sales	2003

*	Mr. Zreik voluntarily terminated his employment with the Company on March 1, 2006 in order to take a similar position with another company.
The directors serve until the next annual meeting of stockholders, or until their successors are elected. Officers serve at the discretion of the Board of Directors.
Bill D. Stewart. Mr. Stewart served from 1989 to 1997 as President of The Thompson’s Minwax Company. Mr. Stewart served as Vice President of Sales with Thompson’s from 1986 to 1989. Prior to joining Thompson’s, Mr. Stewart served for 16 years with pharmaceutical company Richardson Vicks in various capacities.

Peter H. Pocklington. Mr. Pocklington joined the Board of Directors and was elected Chairman of the Board on August 10, 2005. Mr. Pocklington is a principal stockholder of Quincy Investments Corp., our largest stockholder. Mr. Pocklington has owned and managed numerous companies including the Edmonton Oilers of the National Hockey League, GolfGear, Inc., Swift-Canadian, and Canbra Foods. He currently serves on the board of directors of the Betty Ford Center. From 1998 to 2005, Mr. Pocklington has managed the investments of Quincy Investments Corp.
Kenneth B. Hallat. Mr. Hallat joined the Board of Directors on December 16, 2005. Mr. Hallat graduated with honors from University of British Columbia with a B. Comm (Honors) degree in 1969 and an MBA (Honors) in 1970. Since 1998, Mr. Hallat serves as the Chairman and CEO of Novas Capital Corp., M-chem Goup of Companies and Janitors’ Warehouse Group of Companies. Mr. Hallat is a director of Sleeman Breweries Ltd. and AFFLINK Business Solutions, a subsidiary of PFG Food Group.
Michael D. Harris. Mr. Harris joined the Board of Directors on December 16, 2005. From 1995 to 2002, Mr. Harris held the position of Premier of the Province of Ontario, Canada. After leaving office in 2002, Mr. Harris joined the law firm of Goodmans LLP as a Senior Business Advisor, and acts as a consultant to various Canadian companies. Mr. Harris serves as a director on several corporate Boards including Magna International Inc., Canaccord Capital Inc., and is Chair of the Board of Trustees for the Chartwell Seniors Housing REIT. He also serves on a number of corporate Advisory Boards for various companies, and is President of his own consulting firm — Steane Consulting Ltd. He is also a director on the Board of the Tim Horton Children’s Foundation. Mr. Harris is a Senior Fellow with the Fraser Institute, a leading Canadian economic, social research and education organization.
Stephen M. Kasprisin. Prior to joining the Company, Mr. Kasprisin served as an independent consultant from 2001 to 2003. Mr. Kasprisin served as Chief Financial Officer of Outsource Merchandising Corporation, a distributor of consumer products to grocery and drug stores, from 1999 to 2001. From 1989 to 1999, he served as Chief Financial Officer of Acorn Products, Inc., a public consumer products manufacturer. Mr. Kasprisin is a Certified Public Accountant and was on the audit staff of Coopers & Lybrand, now PriceWaterhouseCoopers, from 1976 to 1980. He has a Bachelor of Arts from Baldwin-Wallace College, with a major in Business Administration.
Marwan Zreik. A Certified Clinical Nutritionist, Mr. Zreik joined Naturade in 1997 and is responsible for all aspects of the Company’s distribution, purchasing, customer service, research & development and quality control. He was previously Research Coordinator for Gero Vita International, Inc. and was a Research Assistant at the University of California, San Diego while attending school there. He received his BS degree in animal physiology and neuroscience from UC San Diego and an MS degree in physiology and biophysics from Georgetown University. He received his MBA from the University of Southern California in June of 2004. Mr. Zreik voluntarily terminated his employment with the Company on March 1, 2006 in order to take a similar position with another company.
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
Code of Ethics
     The Company has adopted a Code of Ethics applicable to the principal executive officer and senior financial executives, including the chief financial officer and the controller, as well as all of our employees. The Code of Ethics of the Company is available, free of charge, on request by writing to the Secretary of the Company.
Audit Committee
     The current members of the Audit Committee are Kenneth B. Hallat and Michael D. Harris. The Company has determined that Kenneth B. Hallat qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Each member of the Audit Committee is “independent” within the meaning of Rule 4200(a) (15) of the National Association of Securities Dealers.

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
Item 11. Executive Compensation
The following table sets forth, as to the Chief Executive Officer and as to the two other most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the “Named Executive Officers”), information concerning all cash and non-cash compensation awarded, earned or paid for services to the Company in all capacities for each of the three years ended December 31, 2005, 2004 and 2003. Summary Compensation Table

						Long Term Compensation
						Awards
				Other			Securities	Payouts	All
	Annual Compensation			Annual		Restricted Stock	Underlying	LTIP	Other
Name and Principal Position	Year	Salary	Bonus	Compensation		Award(s)	Options/SAR	Payouts	Compensation
		($)	($)	($)		($)	($)	($)
Bill Stewart, Chief	12/31/03	236,755	-0-	14,400	(5)	-0-	-0-	-0-	696	(6)
Executive Officer (1), (4)	12/31/04	225,000	-0-	14,400	(5)	-0-	-0-	-0-	696	(6)
	12/31/05	233,606	-0-	14,900	(5)	-0-	-0-	-0-	696	(6)

Stephen M. Kasprisin,	12/31/03	114,586	-0-	-0-	(7)	-0-	-0-	-0-	186	(8)
Chief Financial Officer and	12/31/04	177,049	-0-	1,800	(7)	-0-	-0-	-0-	3,115	(8)
Chief Operating Officer	12/31/05	186,750	-0-	3,600	(7)	-0-	-0-	-0-	3,445	(8)
(1), (2), (4)

Marwan Zreik, Executive	12/31/03	119,247	-0-	19,000	(9)	-0-	-0-	-0-	2,338	(10)
Vice President of Sales	12/31/04	142,620	-0-	13,800	(9)	-0-	-0-	-0-	2,550	(10)
(1), (3), (4)	12/31/05	170,192	-0-	3,600	(9)	-0-	-0-	-0-	3,127	(10)

(1)	For a description of the employment agreements between certain Named Executive Officers and the Company, see “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

(2)	Mr. Kasprisin was appointed Chief Financial Officer on March 25, 2003 and promoted to Chief Operating Officer in June of 2004.

(3)	Mr. Zreik was appointed Chief Operating Officer on February 1, 2003 and promoted to Executive Vice President of Sales in June 2004. Mr. Zreik terminated his employment with the Company on March 1, 2006.

(4)	Mr. Stewart, Mr. Kasprisin and Mr. Zreik participated with other full-time employees in the Company’s group health and life insurance program.

(5)	Such amount represents automobile allowance ($14,900 in 2005 and $14,400 in 2004 and 2003), respectively, paid on behalf of Mr. Stewart.

(6)	Such amount represents life insurance premiums ($696 in 2005, 2004 and 2003), respectively, paid on behalf of Mr. Stewart.

(7)	Such amount represents automobile allowance ($3,600 in 2005 and $1,800 in 2004), paid on behalf of Mr. Kasprisin.

(8)	Such amount represents Company contributions to the Company’s 401(k) ($2,801 in 2005 and $2,530 in 2004) and life insurance premiums ($644 in 2005, $585 in 2004 and $186 in 2003), paid on behalf of Mr. Kasprisin.

(9)	Such amount represents automobile allowances ($3,600 in 2005, $1,800 in 2004 and $-0- in 2003) and tuition reimbursement ($-0- in 2005, $12,000 in 2004 and $19,000 in 2003), paid on behalf of Mr. Zreik.

(10)	Such amount represents Company contributions to the Company’s 401(k) Plan ($2,553 in 2005, $2,094 in 2004, and $1,903 in 2003) and life insurance premiums ($574 in 2005, $456 in 2004 and $435 in 2003), paid on behalf of Mr. Zreik.

Options/SAR Grants In Last Fiscal Year
The following table sets forth common stock options issued to named executives during 2005:

				Potential Realizable
	Individual Grants			Value At Assumed
	Number of	Percent of Total		Annual Rates of Stock
	Securities	Options/SAR’s		Price Appreciation For
	Underlying	Granted To	Exercise	Option Term
	Options/SAR’s	Employees In	price	Expiration	5%	10%
Name	Granted (#)	Fiscal Year	($/Sh)	Date	($)	($)
Bill Stewart	1,875,000	49%	$0.19	12/16/2012	$17,812	$35,625
Stephen M. Kasprisin	1,665,000	43%	$0.21	12/16/2012	$17,483	$34,965
Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

Value of
Unexercised In-
the-Money
			Number of Securities	Options/SAR’s at
	Shares		Underlying Unexercised	FY-End
	Acquired on		Options/SAR’s at FY-End (#)	($)(1)
Name	Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Bill Stewart	-0-	-0-	670,000/2,285,000	$67,353/-0-
Stephen M. Kasprisin	-0-	-0-	200,000/1,815,000	$6,000/-0-

(1)	The value of unexercised “in-the-money” options is the difference between the closing sale price of Common Stock on December 31, 2005 ($0.16 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.
The following table sets forth certain information as of December 31, 2005 with respect to all compensation plans under which equity securities of the Company may be issued.
Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
			under equity
	Number of securities to be	Weighted-average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a)+(b).
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,831,000	$0.14	169,000
Equity compensation plans not approved by security holders	3,322,500	$0.28	0
Total	5,153,500	$0.19	369,000
Compensation of Directors
     On December 16, 2005 the Board approved a compensation plan for non-management directors whereby, all non-management directors, except Mr. Pocklington, will receive directors fees of a quarterly cash retainer of $3,125 plus an option to purchase Common Stock of the Company with the number of shares calculated by dividing $9,375 by the average of the closing price of the Company’s Common Stock for each of the last five trading days preceding the first Board meeting during the quarter. The exercise price of the option will be the average of the closing price of the Company’s Common Stock for each of the last five trading days preceding the first Board meeting during the quarter. Such options shall (i) have a seven year term and (ii) be immediately exercisable in whole or part.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements
     On February 18, 1998, the Company and Bill D. Stewart entered into an employment agreement under which the Company retained Mr. Stewart as Chief Executive Officer and a member of the Company’s Board of Directors for an initial term of 48 months. Under the employment agreement, as amended, Mr. Stewart receives an annual salary of $225,000, automobile lease payments and life insurance payable as directed by Mr. Stewart. Mr. Stewart may be terminated for “cause” if he willfully neglects his duties, commits a felony or act of dishonesty or refuses to comply materially with reasonable directives of the Board. A termination other than for “cause” would include Mr. Stewart’s death, disability or constructive termination (including an assignment of duties inconsistent with his position, a reduction in base salary and bonus and a material breach by us of any provision of his employment agreement). If employment is terminated for “cause” or upon Mr. Stewart’s resignation, Mr. Stewart will be entitled only to the compensation earned by him prior to the date of termination, excluding any bonus. If employment is terminated other than for “cause,” Mr. Stewart will be entitled to the compensation earned by him prior to the date of termination, together with his annual salary, average bonus, medical benefits and automobile lease for 12 months following termination.
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
     As part of the Private Equity Transaction on January 2, 2002, as described more fully in Note 5 to the Financial Statements, the employment agreement with Mr. Stewart was amended and restated to extend the term until December 31, 2003 and allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which would have vested by March 2, 2002, the four-year anniversary of the original employment agreement, at an exercise price reduced to $0.1477 per share, the purchase price in the Private Equity Transaction. The amended and restated employment agreement also reconfirmed the understanding that all options become fully vested in the event of any sale of the Company and extended the term of employment to December 31, 2003 which in turn, has been extended to December 31, 2005. In August 2005, Mr. Stewarts base compensation was increased to $250,000 per year and on December 16, 2005 the Board awarded Mr. Stewart 1,620,000 non-qualified options to purchase the Company’s Common Stock, which vest in eight equal quarterly amounts.
     On March 24, 2006, Mr. Stewart’s employment agreement was extended until December 31, 2006 with annual renewals subject to a 90 day written notice provision.
     In July 2003, Mr. Kasprisin, Chief Financial Officer, entered into an employment agreement with the Company that can be terminated without cause by either party upon 30 days’ notice. Mr. Kasprisin is entitled to severance equal to six month’s base pay should he be terminated without cause by the Company. Pursuant to the employment agreement, Mr. Kasprisin was entitled to a base salary of $160,000 per year and a bonus based upon his base salary. In addition, Mr. Kasprisin has been granted options to purchase up to 150,000 shares of Common Stock, which options vest in equal quarterly amounts on each of the first eight quarters of his employment. In June 2004, Mr. Kasprisin’s employment agreement was amended in connection with his promotion to Chief Operating Officer, increasing the base compensation to $178,000 per year, adding a vehicle allowance of $300 per month and granting options to purchase an additional 50,000 shares of Common Stock at a price of $0.26 per share, which options vest in eight equal quarterly amounts. In August 2005, Mr. Kasprisin’s base compensation was increased to $200,000 per year and on December 16, 2005, the Board awarded Mr. Kasprisin 1,615,000 non-qualified options to purchase the Company’s Common Stock, which vest in eight equal quarterly amounts.

Incentive Stock Option Plan
     In 1998, the Company adopted the 1998 Incentive Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of the Incentive Plan is to enable the Company to attract, retain and motivate its employees by providing for performance-based benefits. At the 2000 annual stockholders’ meeting, the number of shares of the Company’s Common Stock that may be subject to awards granted under the Incentive Plan was increased to 850,000. At the 2001 annual stockholders’ meeting, the number was further increased to 2,000,000. As of December 31, 2005 1,830,000 options to purchase shares of the Company’s Common Stock were outstanding under the Incentive Plan, of which 1,560,750 options to purchase shares (subject to adjustment to prevent dilution) had vested, and 170,000 shares were available for future awards under the Incentive Plan.
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
     In addition to options issued under the Incentive Stock Option Plan, options to purchase 87,500 shares of Common Stock have been issued to directors and a consultant of the Company under individual agreements and options to purchase 3,235,000 shares of Common Stock have been issued to senior management of the Company under individual agreements. See-”Employment Contracts, Termination of Employment and Change-In-Control Arrangements”
401(k) Plan
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
     The compensation of the Chief Executive Officer is determined in accordance with his employment agreement, which was negotiated between Mr. Stewart and the non-employee members of the Board of Directors. Mr. Stewart’s employment agreement is described above under the caption “Employment Contracts, Termination of Employment and Change-In-Control Arrangements.”
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
     The Committee held one meeting during fiscal 2005 whereby stock options were granted to key management employees. There were no modifications to existing executive employment agreements, and no bonuses or extraordinary compensation was paid.

THE MANAGEMENT COMPENSATION COMMITTEE

Peter H. Pocklington
Kenneth B. Hallat
Michael D. Harris

Compensation Committee Interlocks and Insider Participation
     During 2005, Peter H. Pocklington, Kenneth B. Hallat, and Michael D. Harris served on the Company’s Compensation Committee.
     None of the members of the Compensation Committee is or has been an officer or employee of the Company.
     Mr. Pocklington, who serves on the Compensation Committee, is the principal stockholder of Quincy Investment Corp. (“Quincy”), our largest stockholder. Under a Consulting Agreement between Quincy and the Company entered into on August 30, 2005, Quincy will provide advice to us and our affiliates regarding acquisitions, strategic planning, operations and financing. For its services, Quincy will receive a consulting fee of $300,000 per year payable in monthly installments (the “Consulting Fees”). In addition, Quincy will receive a fee equal to 2% of the purchase price of any acquisitions completed or equity capital raised during the term of the consulting agreement (the “Acquisition Fees”). When earned, 50% of such Acquisition Fees will be credited by us against future Consulting Fees. The consulting agreement extends for a period of one year and is automatically renewed for one-year increments as long as Quincy holds 25% or more of our outstanding common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information regarding beneficial ownership, as of February 28, 2006, of the Company’s outstanding Common Stock by (i) any person who is known to the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each of the Named Executive Officers, and (iii) by the directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding but are not deemed to be outstanding as to any other person.
     Our Series C Convertible Preferred Stock votes with the common stock on all matters presented to the stockholders, on as as-converted-to-common stock basis. Each share of Series C Convertible Preferred Stock is convertible into one share of common stock (subject to adjustment for anti-dilution), at any time at the option of the holder.

							Percent of
					Series C		Series C Convertible
			Percent of Common		Convertible		Preferred
Name and Address of Beneficial Owner(1)	Common Stock		Stock		Preferred Stock		Stock
Quincy Investments Corp. 47-111 Vintage Drive East Indian Wells, CA 92210	31,372,345	(2)	79.1%		4,200,000	(2)	20.0%
Health Holdings and Botanicals, LLC(7) Suite 500 330 Primrose Rd. Burlingame, CA 94010	—		—		12,600,000	(3)	60.0%
Westgate Equity Partners, L.P. (8) One Magna Place, Suite 650 1401 South Brentwood Blvd. St. Louis, MO 63144	—		—		4,200,000		20.0%
Bill D. Stewart	867,500	(4)		*			—
Stephen M. Kasprisin	401,875	(5)		*			—
Kenneth B. Hallat	-0-			*			—
Michael D. Harris	-0-			*			—
Executive officers and directors as a group (5 persons)	36,441,720	(6)	91.9%		4,200,000	(3)	20.0%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each person named in the above table is in care of Naturade, Inc., 14370 Myford Road, Irvine, CA 92606.

(2)	Peter H. Pocklington was elected as one of our directors on August 10, 2005. Mr. Pocklington is the principal stockholder of Quincy Investments Corp. Mr. Pocklington disclaims beneficial ownership of the common stock and the Series C Convertible

Preferred Stock held by Quincy Investments Corp., except to the extent of his indirect pecuniary interest in the shares. The common stock and Series C Convertible Preferred Stock were acquired as part of the recapitalization, see “Business—Recapitalization.” In the recapitalization, Quincy Investments Corp. also acquired warrants to purchase 14,000,000 shares of common stock beginning after July 22, 2006.

(3)	Acquired as part of the recapitalization, see “Business – Recapitalization.” In the recapitalization, Health Holdings also acquired a warrant to purchase 10,000,000 shares of common stock beginning after July 22, 2006.

(4)	Consists of 867,500 shares of common stock which can be purchased under presently exercisable options or options that will become excercisable within 60 days of February 26, 2006.

(5)	Consists of 401,875 shares of common stock which can be purchased under presently exercisable options or options that will become excercisable within 60 days of February 26, 2006.

(6)	Includes shares of common stock beneficially owned by Quincy Investments Corp., see note 2 above. See also notes 4, 5 and 6 above with respect to additional shares of common stock included in this total.

(7)	Doyle & Boissiere Fund I, LLC exercises voting and investment power over the shares of common stock and Series C Convertible Preferred Stock held by Health Holdings. William B. Doyle, Jr. and Lionel P. Boissiere are the principal and managing members of Doyle & Boissiere Fund I, LLC.

(8)	Westgate Group, LLC exercises voting and investment power over the shares of Series C Convertible Preferred Stock held by Westgate. Jay W. Brown and Robert V. Vitale are the managers and members of Westgate Group, LLC.

Item 13.	Certain Relationships and Related Transactions
     On April 14, 2003, we entered into a loan agreement (the “Loan Agreement”) with Health Holdings and Botanicals, LLC, a principal stockholder of Naturade, and David A. Weil, a past director and stockholder of the Company (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000. All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2004, and are secured by substantially all of our assets. This due date was extended as discussed below.
     On April 14, 2004, the terms of the Loan Agreement were modified by the Joinder of Bill D. Stewart, our Chief Executive Officer as a member of the Lender Group, subject to all of the terms and conditions of the Loan Agreement, and the Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the Lender Group advanced us an additional $100,000. Further, on August 16, 2004, advances allowed under the Loan Agreement were increased to a total of $950,000 and the Lender Group advanced an additional $200,000 to us. There are no additional amounts available to advance under the Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2005. Pursuant to the recapitalization in July, 2005, Health Holdings, Stewart and Weil agreed to extend the term of the Secured Promissory Notes issued to them under the Loan Agreement from December 31, 2005 to December 31, 2006.
     On August 30, 2005, we entered into a consulting agreement with Quincy, our largest stockholder, whereby Quincy will provide advice to us and our affiliates regarding acquisitions, strategic planning, operations and financing. For its services, Quincy will receive a Consulting Fee of $300,000 per year payable in monthly installments. In addition, Quincy will receive Acquisition Fees equal to 2% of the purchase price of any acquisitions completed or equity capital raised during the term of the consulting agreement. When earned, 50% of such Acquisition Fees will be credited by us against future Consulting Fees. The consulting agreement extends for a period of one year and is automatically renewed for one-year increments as long as Quincy holds 25% or more of our outstanding common stock.

Item 14.	Principal Accountant Fees and Services
     The Company incurred the following fees to BDO Seidman, LLP during fiscal years 2005 and 2004:

	Year ended December 31,
	2005	2004
Audit Fees	$111,440	$91,512
Tax-related Fees (Tax return preparation)	18,585	18,995
All other Fees
Acquisition related fees	92,114	-0-
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
(b) Exhibits: The following is a list of exhibits filed as a part of this report:

Exhibit
Number	Document
3.1	Certificate of Incorporation of Naturade, Inc., together with amendments and Certificates of Designation relating thereto, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3.2	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on January 3, 2002 incorporated by reference to Exhibit 3.5 to Form SB-2 (File No. 333-127397).

3.6	Certificate of Amendment of Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003 incorporated by reference to Exhibit 3.6 to Form SB-2 (File No. 333-127397).

3.7	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003 incorporated by reference to Exhibit 3.7 to Form SB-2 (File No. 333-127397).

3.8	Certificate of Decrease of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005 incorporated by reference to Exhibit 3.8 to Form SB-2 (File No. 333-127397).

Exhibit
Number	Document
3.9	Certificate of Designation of Series C Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.10	Certificate of Elimination of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.11	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Form of certificate of common stock, par value $0.0001 per share incorporated by reference to Exhibit 4.1 to Form SB-2 (File No. 333-127397).

4.2	Form of certificate of Series C Convertible Preferred Stock, par value $0.0001 per share, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.1*	Form of Option Agreement for Purchase of Naturade, Inc. Common Stock for Directors, incorporated by reference to Exhibit M to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

10.2*	Naturade, Inc. 1998 Incentive Stock Option Plan, as amended, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.

10.3*	Incentive Stock Option Plan with Bill D. Stewart, dated March 2, 1998, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1998.

10.4	Industrial Lease, dated as of December 23, 1998, between the Company and The Irvine Company, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 2000.

10.5	Loan Agreement among the Company, Health Holdings and Botanicals, LLC and Wald Holdings, LLC, dated as of August 31, 2000, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 20, 2000.

10.6*	Amended and Restated Employment Agreement between the Company and Bill D. Stewart, dated as of January 2, 2002, incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.7	Loan Agreement by and among the Company, Health Holdings and Botanicals, LLC and David A. Weil, dated April 14, 2003, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.8*	First Amendment to Amended and Restated Employment Agreement between the Company and Bill D. Stewart, dated March 29, 2004, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.9	Joinder to Loan Agreement of Naturade, Inc., dated as of April 13, 2003, by and among Bill D. Stewart and the lenders listed therein, incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.10	Secured Promissory Note for $100,000 by the Company payable to Bill D. Stewart, dated April 14, 2004, incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.11	Secured Promissory Note for $100,000 by the Company payable to Health Holdings & Botanicals, LLC, dated April 14, 2004, incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.12	Secured Promissory Note for $25,000 by the Company payable to David Weil, dated May 3, 2004, incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on May 6, 2004.

10.13	Secured Promissory Note for $75,000 by the Company payable to Health Holdings & Botanicals, LLC, dated May 3, 2004, incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed on May 6, 2004.

10.14*	Revised Employment Agreement between the Company and Stephen M. Kasprisin, dated as of June 1, 2004, incorporated by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on June 14, 2004.

10.15*	Revised Employment Agreement between the Company and Marwan Zreik, dated as of June 1, 2004, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on June 14, 2004.

10.16	Asset Purchase Agreement, dated November 2, 2004, between the Company and L.O.D.C. Group, LTD, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.17	First Amendment, dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit
Number	Document
10.18	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 14, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.19	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 13, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.20	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated August 16, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.21	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and David A. Weil, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.22	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and David A. Weil, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.23	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and Bill D. Stewart, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.24	First Amendment to Loan Agreement, dated August 21, 2003, between the Company and Howard Shao incorporated by reference to Exhibit 10.24 to FormSB-2 (File No. 333-127397).

10.25	Second Amendment to Loan Agreement, dated September 23, 2004, between the Company and Howard Shao incorporated by reference to Exhibit 10.25 to Form SB-2 (File No. 333-127397).

10.26	Third Amendment to Loan Agreement, dated March 25, 2005, between the Company and Howard Shao, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.27	Master Investment Agreement, dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P., Quincy Investments Corp., Bill D. Stewart and David A. Weil, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.28	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Health Holdings and Botanicals, LLC to purchase up to 10,000,000 shares of common stock at $1.00 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.29	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.30	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $1.02 per share, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.31	Registration Rights Agreement, dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P. and Quincy Investments Corp., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.32	Asset Purchase Agreement, dated as of July 22, 2005, by and among Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.33	Assignment and Assumption Agreement dated, as of July 22, 2005, by and among the Company, Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.34	Asset Purchase Agreement, dated as of July 27, 2005, by and between Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.35	Assignment and Assumption Agreement, dated as of July 28, 2005, by and among the Company, Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.36	Security and Purchase Agreement, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

Exhibit
Number	Document
10.37	Common Stock Purchase Option, dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 8,721,375 shares of common stock at $0.001 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.38	Common Stock Purchase Warrant, dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 1,500,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.39	Secured Convertible Term Note in the amount of $1,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.40	Secured Revolving Note in the amount of $3,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.41	Registration Rights Agreement, dated as of July 26, 2005, by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.42	Secured Convertible Minimum Borrowing Note in the amount of $500,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.43	Promissory Note in the amount of $1,775, 687.46, dated August 3, 2005, by Quincy Investments Corp. and the Company payable to Symbiotics, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.44	Promissory Note in the amount of $648,234.00, dated August 5, 2005, by Quincy Investments Corp. and the Company payable to The Ageless Foundation, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.45	Guaranty of Promissory Note, dated as of August 3, 2005, by Peter H. Pocklington for the benefit of each of Symco Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.46	Guaranty of Promissory Note, dated as of August 5, 2005, by Peter H. Pocklington for the benefit of The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.47	Trademark License Agreement, dated August 3, 2005, by and among the Company, Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.48	Consulting Agreement, dated August 30, 2005, between Naturade, Inc. and Quincy Investment Corp., incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on September 6, 2005.

10.49	Asset Purchase Agreement, dated as of October 7, 2005, by and between Naturade, Inc. and Innovation Ventures, L.L.C. d/b/a Living Essentials, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

10.50	Amendment and Waiver, dated November 25, 2005 between Naturade, Inc. and Laurus Master Fund Ltd. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.51	Overadvance Side Letter between Naturade, Inc. and Laurus Master Fund Ltd., dated November 29, 2005 incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.52	Payoff Agreement by and between Naturade, Inc., Peter Pocklington and David Brown, dated November 22, 2005 incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.53	Amended and Restated Security and Purchase Agreement, by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.54	Amended and Restated Secured Term Note in the amount of $1,650,000, by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.55	Amended and Restated Secured Revolving Note in the amount of $3,000,000 by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

Exhibit
Number	Document
10.56	Reaffirmation and Ratification Agreement and Amendment by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.57	Amended and Restated Registration Rights Agreement, dated as of January 6, 2006, by and between Naturade, Inc., and Laurus Master Fund, LTD incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.58	Consulting Agreement, dated as of August 5, 2005, by and between Naomi Balcombe and Naturade, Inc. incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.59	Independent Contractor Proprietary Information and Inventions Agreement, dated August 5, 2005, by and between Naturade, Inc. and Naomi Balcombe incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.60	Transition Agreement, entered into as of August 3, 2005, by and between Naturade, Inc., Symco, Inc. and Symbiotics, Inc. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.61	Consulting Agreement, dated as of August 3, 2005, by and between Douglas Wyatt and Naturade, Inc. Incorporated and Symbiotics, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.62	Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and Douglas Wyatt incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.63	Consulting Agreement, dated as of August 3, 2005, by and between David Brown and Naturade, Inc. and Symbiotics, Inc. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.64	Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and David Brown and Symbiotics, Inc. incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.65	Common Stock Lock Up Agreement, dated August 3, 2005, by and between Naturade, Inc. and Douglas Wyatt and Symbiotics, Inc. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.66	Common Stock Lock Up Agreement, dated August 3, 2005, by and between Naturade, Inc. and David Brown and Symbiotics, Inc. incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.67	Fourth Amendment to Loan Agreement, dated as of March 24, 2006, by and between Naturade, Inc. and Howard Shao incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006.

10.68*	Second Amendment to Amended and Restated Employment Agreement, dated as of March 24, 2006, by and between Naturade, Inc. and Bill D. Stewart incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 29, 2006.

14.1	Code of Financial Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURADE, INC.

Date: April 13, 2006	/s/ Bill D. Stewart Bill D. Stewart,
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ BILL D. STEWART	Director and Chief Executive Officer	April 13, 2006
Bill D. Stewart	(Principal Executive Officer)

/s/ STEPHEN M. KASPRISIN	Director, Chief Financial Officer and Chief Operating Officer	April 13, 2006
Stephen M. Kasprisin	(Principal Accounting Officer)

/s/ PETER H. POCKLINGTON	Director	April 13, 2006
Peter H. Pocklington

/s/ KENNETH B. HALLAT	Director	April 13, 2006
Kenneth B. Hallat

/s/ MICHAEL D. HARRIS	Director	April 13, 2006
Michael B. Harris

NATURADE, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Naturade, Inc
Irvine, California
     We have audited the accompanying balance sheets of Naturade, Inc. (the “Company”) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO Seidman, LLP

Los Angeles, California March 31, 2006

NATURADE, INC.
Balance Sheets
As of December 31, 2005 and December 31, 2004

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$95,398	$210,573
Accounts receivable, net	2,162,230	2,186,431
Inventories, net	896,173	1,598,685
Prepaid expenses and other current assets	229,394	268,810

Total current assets	3,383,195	4,264,499
Property and equipment, net	137,203	94,890
Goodwill	2,653,572	—
Customer lists, trademarks and formulations, net	2,311,111	—
Deferred financing fees, net	3,461,943	—
Other assets	42,002	42,002

Total assets	$11,989,026	$4,401,391

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, WARRANT AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,904,019	$2,666,425
Accrued expenses	779,234	513,544
Current portion of notes payable to related parties	1,250,000	1,067,954
Revolving credit	2,719,404	1,875,897
Current portion of long-term debt	2,323,079	—

Total current liabilities	9,975,736	6,123,820
Long-term debt, less current maturities	1,388,897	—
Warrants (27,869,118 Shares)	1,855,181	—

Total Liabilities	13,219,814	6,123,820

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series B including accumulated preferred stock dividends of $-0- at December 31, 2005 and $686,578 at December 31, 2004; less discount of $-0- at December 31, 2005 and $1,142,858 at December 31, 2004; Par value $0.0001 per share, authorized -0- shares at December 31, 2005 and 50,000,000 shares at December 31, 2004; issued and outstanding, -0- shares at December 31, 2005 and 13,540,723 shares ($2,000,000 redemption value) at December 31, 2004	—	1,309,119
Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $1,150,000 at December 31, 2005 and $-0- at December 31, 2004; par value $0.0001 per share:authorized, 50,000,000 shares; issued and outstanding, 21,000,000 shares at December 31, 2005 ($21,000,000 redemption value) and -0- shares at December 31, 2004	2,830,000	—
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 39,651,964 at December 31, 2005 and 44,533,886 at December 31, 2004	3,965	4,453
Non-voting common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at December 31, 2005 and 2004	12	12
Additional paid-in capital	21,883,842	18,987,458
Accumulated deficit	(25,948,607)	(22,023,471)

Total stockholders’ deficit	(4,060,788)	(3,031,548)

Total liabilities, redeemable convertible preferred stock, warrant and stockholders’ deficit	$11,989,026	$4,401,391

See accompanying notes to financial statements.

NATURADE, INC.
Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Net sales	$12,756,086	$14,141,481	$16,326,296
Cost of sales	6,505,437	7,802,802	8,662,299

Gross profit	6,250,649	6,338,679	7,663,997

Costs and expenses:
Selling, general and administrative expenses	7,966,179	7,149,935	7,807,962
Depreciation	63,987	66,995	75,436
Amortization	392,579	—	—

Total operating costs and expenses	8,422,745	7,216,930	7,883,398

Operating loss	(2,172,096)	(878,251)	(219,401)
Other expense (income):
Gain on sale of brand	—	(1,055,647)	—
Gain on expiration of warrant	—	(500,000)	—
Other expense (income)	5,785	2,857	(7,948)

Total other expense(income)	5,785	(1,552,790)	(7,948)

Interest expense:
Interest	499,908	305,265	189,462
Amortization of deferred financing fees	1,069,666	—	—

Total interest expense	1,569,574	305,265	189,462

Income (loss) before provision for income taxes	(3,747,455)	369,274	(400,915)
Provision for income taxes	800	800	800

Net income (loss)	$(3,748,255)	$368,474	$(401,715)

Less:
Preferred stock dividends-Series B	$(157,318)	$(252,670)	$(228,908)
Deemed dividend-Series B	1,109,127	(285,714)	(285,714)
Deemed dividend-Series C	(1,150,000)	—	—

Net loss attributable to common shareholders	$(3,946,446)	$(169,910)	$(916,337)
Basic and diluted net loss per share	$(0.09)	$(0.00)	$(0.02)

Weighted Average Number of Shares used in Computation of Basic and Diluted Net Loss per share	41,968,360	44,651,170	44,651,170

See accompanying notes to financial statements

NATURADE, INC.
Statements of Stockholders’ Deficit for the Years Ended December 31, 2005, 2004 and 2003

					Additional
	Common		Common (Non-Voting)		Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
BALANCE, DECEMBER 31, 2002	44,533,886	$4,453	117,284	$12	$18,987,458	$(20,937,224)	$(1,945,301)
Preferred stock dividends						(228,908)	(228,908)
Accretion of preferred stock						(285,714)	(285,714)
Net loss for the year						(401,715)	(401,715)

BALANCE, DECEMBER 31, 2003	44,533,886	4,453	117,284	12	18,987,458	(21,853,561)	(2,861,638)
Preferred stock dividends						(252,670)	(252,670)
Accretion of preferred stock						(285,714)	(285,714)
Net income for the year						368,474	368,474

BALANCE, DECEMBER 31, 2004	44,533,886	4,453	117,284	12	18,987,458	(22,023,471)	(3,031,548)
Recapitalization (Note 5)
Conversion of common stock to Series C Preferred Stock	(41,054,267)	(4,105)			(1,103,855)	—	(1,107,960)
Conversion of Series B Preferred Stock
Series C Preferred Stock	30,972,345					1,297,104	1,297,104
Issuance of common stock		3,097			2,574,651		2,577,748
Stock issued to acquire companies (Note 7)
Stock issued to sellers	4,800,000	480			1,325,628		1,326,108
Stock issued to settle consulting agreement	400,000	40			99,960		100,000
Preferred stock dividends-Series B						(157,318)	(157,318)
Accretion of preferred stock-Series B						(166,667)	(166,667)
Accretion of preferred stock-Series C						(1,150,000)	(1,150,000)
Net loss for the year						(3,748,255)	(3,748,255)

BALANCE, DECEMBER 31, 2005	39,651,964	$3,965	117,284	$12	$21,883,842	($25,948,607)	($4,060,788)

See accompanying notes to financial statements

NATURADE, INC.
Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income (loss)	$(3,748,255)	$368,474	$(401,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456,566	66,995	75,436
Amortization of loan discounts and deferred financing fees	1,069,666	—	—
Provision for excess and obsolete inventories	140,975	59,197	21,168
Loss from retirement of property & equipment	—	—	1,118
Gain on expiration of warrant	—	(500,000)	—
Gain on sale of brand	—	(1,055,647)	—
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	324,921	171,963	(906,336)
Inventories	926,546	(614,284)	421,592
Prepaid expenses and other current assets	35,726	(115,307)	(43,368)
Other assets	—	300	7,292
Accounts payable and accrued expenses	(215,274)	394,366	(569,068)

Net cash used in operating activities	(1,009,129)	(1,223,943)	(1,393,881)
Cash flows from investing activities:
Purchase of property and equipment	(6,300)	—	(9,716)
Acquisitions	(558,695)	—	—
Proceeds from sale of brand	—	1,228,420	—

Net cash provided by (used in) investing activities	(564,995)	1,228,420	(9,716)
Cash flows from financing activities:
Net borrowings (repayment) under line of credit	(1,875,899)	(355,881)	444,780
Net borrowings under the revolver	2,719,404	—	—
Proceeds from issuance of debt to related party	300,000	500,000	450,000
Payments of long-term debt	(130,517)	(82,125)	(69,663)
Deferred financing fees	(554,039)	—	—
Proceeds from term loan	1,000,000	—	—

Net cash provided by financing activities	1,458,949	61,994	825,117
Net increase (decrease) in cash and cash equivalents	(115,175)	66,471	(578,480)
Cash and cash equivalents, beginning of period	210,573	144,102	722,582

Cash and cash equivalents, end of period	$95,398	$210,573	$144,102

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$262,008	$177,876	$148,728
Income taxes	$800	$800	$800
Non-cash financing transactions:
Preferred stock dividend accrued-Series B	$157,318	$252,670	$228,908
Deemed dividend-Series B	$(1,109,127)	$285,714	$285,714
Deemed dividend-Series C	$1,150,000	$—	$—
Acquired business (note 7):
Non-cash consideration:
Fair value of common stock issued	$3,903,896	$—	$—
Fair value of preferred stock	$336,000	$—	$—
Notes payable	$2,724,539	$—	$—
See accompanying notes to financial statements

NATURADE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization – Naturade, Inc., a Delaware corporation (the “Company” or “Naturade”), is a branded nutraceuticals marketing company focused on high growth, innovative natural products that positioned to health conscious consumers. The Company’s products include low carbohydrate, high protein powders, nutritional supplements, joint health and arthritis pain relief products, and soy protein based powders. Its products are sold to the health food and mass market channels through distributors and directly to retailers in the United States and overseas.
Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Going Concern – The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2005, the Company has an accumulated deficit of $25,948,607, a net working capital deficit of $6,592,541, a stockholders’ capital deficiency of $4,060,779 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.
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
Accounts Receivable – Accounts receivable are presented net of an allowance for doubtful accounts of $9,740 at December 31, 2005 and December 31, 2004, and net of an allowance for returns and allowances of $313,869 and $322,299 at December 31, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts and returns and allowances includes the following:

Balance as of December 31, 2002	$887,042
Provision for doubtful accounts and returns and allowances	239,744
Deductions	(431,101)

Balance as of December 31, 2003	695,685
Provision for doubtful accounts and returns and allowances	745,660
Deductions	(1,109,306)

Balance as of December 31, 2004	332,039
Provision for doubtful accounts and returns and allowances	821,354
Deductions	(829,784)

Balance as of December 31, 2005	$323,609

Inventories – Inventories are valued at the lower of cost or market. The weighted average method is used to determine cost. The reserve for excess and obsolete inventories includes the following:

Balance as of December 31, 2002	$72,101
Provision for excess and obsolete inventory	21,168
Write-offs	(16,018)

Balance as of December 31, 2003	77,251
Provision for excess and obsolete inventory	59,197
Write-offs	(55,137)

Balance as of December 31, 2004	81,311
Provision for excess and obsolete inventory	140,975
Write-offs	(38,632)

Balance as of December 31, 2005	$183,654

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
Impairment of Long-Lived Assets – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.
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
Revenue Recognition - Sales are recognized upon shipment and passage of title. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is fixed and determinable, and collection is reasonably assured. The Company accrues for estimated returns at the time of sale. The Company accounts for certain promotional allowances such as consumer coupons and rebates, $14,345, $20,800 and $46,000 in 2005, 2004 and 2003, respectively, and customer slotting fees of $234,700, $83,300 and $45,000 in 2005, 2004 and 2003, respectively, as a reduction of sales and new store opening costs of $38,687, $38,700 and $27,200 in 2005, 2004 and 2003, respectively, are recorded as cost of goods sold in the period incurred in accordance with Emerging Issues Task Force (“EITF”) issue No. 01-09.
Net Income (Loss) Per Share – Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially dilutive securities, representing convertible preferred stock, warrants and options to purchase 64,622,618, 2,231,000, and 35,948,548 shares of common stock for the years ended December 31, 2005, 2004 and 2003, respectively are excluded in EPS as their effect would be anti-dilutive.

Research and Development – Research and development costs are expensed when incurred and amounted to $223,443, $274,057 and $216,185 for the years ended December 31, 2005, 2004 and 2003.
Advertising and Promotion – The Company complies with EITF issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-9”), whereby certain payments to customers are presented as a reduction of sales. These payments amounted to $1,410,477, $1,745,903 and $1,662,400 in 2005, 2004 and 2003, respectively.
Advertising – The Company expenses the cost of advertising as incurred. Advertising expenses amounted to $855,213, $346,372, and $491,374 for the years ended December 31, 2005, 2004 and 2003, respectively.
Deferred Rent – Deferred rent totaling $35,084 and $81,727 at December 31, 2005 and 2004, respectively, is included in accrued expenses. Deferred rent represents rental expense (recorded on a straight-line basis) in excess of actual rental payments to date.
Guarantees – In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.
Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2005.
The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords, and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.
Major Customers – During the fiscal years ended December 31, 2005, 2004 and 2003, the Company had sales to four customers in excess of 10% of the Company’s total net sales as shown in the following table.

Major Customers Table

	Customer One		Customer Two		Customer Three		Customer Four
		Accounts		Accounts		Accounts		Accounts
		Receivable		Receivable		Receivable		Receivable
		Balance		Balance		Balance		Balance
	Sales	Year-end	Sales	Year-end	Sales	Year-end	Sales	Year-end
December 31, 2005	$2,597,668	$343,100	$2,358,038	$325,011	$1,220,085	$182,858	$-0-	$-0-
December 31, 2004	$3,231,200	$722,295	$2,603,800	$174,538	$1,795,500	$81,628	$279,100	$227,001
December 31, 2003	$3,722,900	$229,501	$2,393,000	$189,512	$2,185,900	$101,260	$1,749,500	$1,502,459
The loss of any one of these customers could have a material adverse effect on the Company’s results of operations. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.
Sale of Brand - During 2004, the Company sold all of the assets related to its aloe vera based product lines in an all cash transaction. The sale included two product lines sold primarily through health food stores and natural food supermarkets including aloe vera gel concentrate drinks and Aloe Vera 80(R) brand topical products. The transaction was completed on November 2, 2004 for a purchase price of approximately $1,285,787 and included all inventory and tangible and intangible personal property related to these two brands and resulted in a gain of $1,055,647. The proceeds on the sale were used to reduce borrowings under the Credit Agreement between the Company and Wells Fargo Business Credit, Inc (“Wells Fargo”).
Accounting for Stock-Based Compensation – SFAS 123, “Accounting for Stock-Based Compensation,” requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS 123, to continue to account for employee stock-based transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”
Pursuant to SFAS 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had the compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts presented below:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Net income (loss): As reported	$(3,748,255)	$368,474	$(401,715)
Add: Stock-based employee compensation expense included in reported net loss	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(91,312)	(5,704)	(8,066)

Pro forma	$(3,839,567)	$362,770	$(409,781)

Basic and diluted net income (loss) per share:
As reported	$(0.09)	$0.00	$(0.02)
Pro forma	$(0.10)	$0.00	$(0.02)
The fair value for each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Weighted average risk-free interest rate	4.41 to 5.21%	4.41 to 5.21%	4.41 to 5.21%
Expected life of an option	5 years	5 years	5 years
Expected stock volatility	76%	76%	76%

New Accounting Pronouncements
In December 2004, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first annual reporting period after December 15, 2005. The adoption of this pronouncement will increase compensation expense under the modified prospective approach (e.g., the impact of outstanding grants which continue to vest plus future grants will result in more compensation expense relative to their previous approach under APB No. 25). The Company is still evaluating the amount of the increase to compensation expense.
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
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs.” This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.
2. INVENTORIES
Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 2005 and December 31, 2004 consisted of the following:

	December 31, 2005	December 31, 2004
Raw materials	$235,885	$203,610
Finished goods	843,942	1,476,386

Subtotal	1,079,827	1,679,996
Less: Reserve for excess and obsolete inventories	(183,654)	(81,311)

	$896,173	$1,598,685

3. PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2005 and December 31, 2004 consisted of the following:

	December 31, 2005	December 31, 2004
Building and improvements	$160,196	$160,196
Machinery and equipment	583,485	477,185
Automobiles	83,980	83,980

Total	827,661	721,361
Less accumulated depreciation and amortization	(690,458)	(626,471)

Property and equipment, net	$137,203	$94,890

Depreciation expenses amounted to $63,987, $66,995 and $75,436 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.
4. DEBT
Long-term debt consists of the following at December 31, 2005 and 2004.

	December 31, 2005	December 31, 2004
Revolving note	$2,719,404	$-0-
Line of credit		1,875,897
Investor notes with majority shareholder and other investors	92,345	112,345
Notes payable due to a former stockholder’s estate; borrowings bear interest at 8% and are due in monthly installments of $2,832	-0-	5,609
Seller notes	2,710,540	-0-
Term loan	909,091	-0-
Loan agreement with majority shareholder and other investors	1,250,000	950,000

Total	7,681,380	2,943,851
Less line of credit and current portion of long-term debt	(6,292,483)	(2,943,851)

Long-term debt	$1,388,897	$-0-

Future minimum principal payments under long-term debt as of December 31, 2005 are as follows:

Year Ending December 31
2006	$6,292,843
2007	959,091
2008	429,446
Thereafter	—

Total	$7,681,380

Financing Agreement – On July 26, 2005, the Company entered into a Security and Purchase Agreement (the “Financing Agreement”) with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which Laurus provided the Company with a $4,000,000 convertible financing facility composed of a $3,000,000 revolving credit facility and a $1,000,000 term loan. The indebtedness under the revolving facility is evidenced by a convertible “Revolving Note” and one or more convertible “Minimum Borrowing Notes,” and the indebtedness under the term loan is evidenced by a convertible “Term Note” (collectively, the “Laurus Notes”). Gross funds of $2,655,250 were advanced to the Company on July 26, 2005 under the Laurus Notes, comprising $1,000,000 under the Term Note, $500,000 under the first minimum borrowing note (the “First Minimum Borrowing Note”) and $1,155,250 under the Revolving Note.
At December 31, 2005, $2,219,404 was outstanding under the revolving facility, $500,000 was outstanding under the First Minimum Borrowing Note and $1,000,000 was outstanding under the Term Note.
Indebtedness under the revolving facility is based upon 35% of eligible inventory, with a maximum advance of $500,000, and 90% of eligible accounts receivable, subject to reserves Laurus deemed proper based upon significant business developments relating to the Company or its account debtors. Laurus’ discretionary rights may limit the amount of funds available for borrowing under the Revolving Note . The financing facility has a term of three years ending on January 6, 2009 and carries an interest rate of prime plus 2% per annum (9.25% at December 31, 2005), subject to certain reductions based upon growth of the Company’s stock price. The term loan will be repaid in 33 installments of $50,000 commencing April 1, 2006, subject to acceleration upon an event of default or termination of the Financing Agreement.
The Company is subject to certain reporting covenants (such as the timely filing of financial reports with the Securities and Exchange Commission, monthly financial reporting deadlines and collateral reporting), is required to obtain Laurus’ approval of certain actions including the following material actions: (1)incurring additional indebtedness (other than trade debt), (2) making any distribution with respect to or repurchasing any shares of our common stock or (3) any merger, consolidation or reorganization with or purchasing any assets of stock of any person) and such person has granted Laurus a right of first refusal with respect to certain future financings. The Company is in compliance with all covenants at December 31, 2005.

The loans are secured by all of the assets of the Company. The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors.
The Company used a portion of the proceeds of the facility to payoff its current bank credit facility with Wells Fargo and utilized the remainder for working capital and future acquisitions.
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
On January 11, 2006 the Company and Laurus amended the Financing Agreement pursuant to which the parties:
•	Increased the Secured Term Note from $1,000,000, of which $909,000 was outstanding at January 11, 2006, to $1,650,000. Over advances totaling $650,000 were transferred from the Revolving Note to the Term Note with the remaining $91,000 utilized as a reduction of the amount outstanding under the Revolving Note.

•	Modified the payments on the Term Note from $30,000 per month beginning November 1, 2005 payable in shares of the Company’s Common Stock or $30,900 per month if paid in cash, to $50,000 per month in cash beginning April 1, 2006.

•	Converted the First Minimum Borrowing Note outstanding of $500,000 to the Revolving Note.

•	Eliminated the ability of Laurus to convert the Term Note, the Revolving Note, and the First Minimum Borrowing Note into shares of the Company’s Common Stock.

•	Extended the term of the Agreement from three years ending on July 26, 2008 to three years ended January 6, 2009.

•	Modified the prepayment provisions of the Revolving Note and the Term Note from an early payment fee of 35% of the loan amounts if paid prior to the termination date, to 5% if retired before January 6, 2007, 4% if retired prior to January 6, 2008 and 3% if retired prior to January 6, 2009.
In consideration for entering into the amendment, we issued to Laurus 1,050,000 shares of common stock.
Line of Credit- On January 27, 2000, the Company entered into a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo, which initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. In consideration of the extension of credit under the Loan Agreement with Majority

Shareholder and Other Investors (“Loan Agreement”) on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit Agreement and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. On November 6, 2003, the terms of the Credit Agreement were modified to extend the maturity date until March 31, 2004 and on March 29, 2004; the terms of the Credit Agreement were modified to extend the maturity date until December 31, 2005. On July 26, 2005, the Credit Agreement was paid in full.
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
The Loan Agreement further provided that the Lender Group could elect to convert all or any part of the Loan Advances into shares of the Company’s common stock at a conversion price equal to the lower of (a) the average closing bid of the Company’s common stock for the ten trading days prior to the making of a Loan Advance or (b) the average closing bid of the Company’s common stock for the ten trading days prior to the date of receipt of notice of conversion. On June 13, 2001, two investors converted their total debt of $150,000 plus accrued interest of $2,400 into common stock, receiving a total of 476,250 shares of common stock based on the then fair market value of $0.32 per share. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 6, Health Holdings converted into common stock all of the Company’s Investor Notes due to Health Holdings, plus accrued interest of $11,051 for a total debt conversion of $752,496. On August 8, 2002, one investor (a member of the Board of Directors) converted debt of $50,000 which was due September 11, 2002 plus accrued interest of $427 into common stock, receiving a total of 720,392 shares of common stock based on the then fair market value of $0.07.
On August 21, 2003, the terms of the remaining outstanding Investor Notes totaling $202,345 were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. On September 23, 2004 payment terms on these Investor Notes were modified to December 31, 2004. As of December 31, 2005, there is $92,345 outstanding on the Investor Notes and the Company was in default of the payment provisions of the Notes. On March 24, 2006, the payment provision of the Investor Notes was amended to require an interest payment of $10,000 on March 31, 2006 and a principal payment of $92,345 plus accrued interest on June 30, 2006.
On April 14, 2003, the Company entered into a Loan Agreement (the “2003 Loan Agreement”) with Health Holdings and certain other lenders (the “2003 Lender Group”), pursuant to which the 2003 Lender Group agreed to lend the Company $450,000 and, subject to the discretion of the 2003 Lender Group, up to an additional $300,000. All advances under the 2003 Loan Agreement bear interest at the rate of 15% per annum, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Laurus. In consideration of the extension of credit under the 2003 Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2003 under the Credit Agreement.
On April 14, 2004, the terms of the 2003 Loan Agreement were modified by the Joinder of Bill D. Stewart, the Chief Executive Officer of the Company, as a member of the 2003 Lender Group, subject to all of the terms and conditions of the 2003 Loan Agreement, and the 2003 Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the 2003 Lender Group advanced the Company an additional $100,000. On August 16, 2004, advances allowed under the 2003 Loan Agreement were increased to a total of $950,000 and the 2003 Lender Group advanced an additional $200,000 to the Company. In July 2005, advances allowed under the 2003 Loan Agreement were increased to a total of $1,250,000 and the 2003 Lender Group advanced an additional $300,000 to the Company. There are no additional amounts available to advance under the 2003 Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the 2003 Loan Agreement were modified to extend the due date to December 31, 2005. On July 22, 2005, the terms of the 2003 Loan Agreement were modified to extend the due date to December 31, 2006. As of December 31, 2005, there is $1,250,000 outstanding under the 2003 Loan Agreement.
5. RECAPITALIZATION
On July 22, 2005, the Company entered into a Master Investment Agreement (the “Master Investment Agreement “), with Quincy Investments Corp. (“Quincy”), Health Holdings, Westgate Equity Partners, L.P. (“Westgate”), Bill D. Stewart (“Stewart”) and David A. Weil (“Weil”), pursuant to which:

•	Quincy would negotiate, and arrange the financing for, the acquisition by the Company of selected assets of The Ageless Foundation, Inc. (“Ageless”), Symco, Inc. (“Symco”), and Symbiotics, Inc. (“Symbiotics”);

•	Quincy would remain a co-obligor on, and a principal of Quincy would personally guarantee, the payment of a portion of the purchase price of each such acquisition;

•	The Company would issue to Quincy (i) 30,972,345 shares of common stock, (ii) warrants to purchase 7,000,000 shares of common stock at $0.80 per share and an additional 7,000,000 shares of common stock at $1.02 per share, during the period from July 22, 2006 to July 22, 2015 (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C Convertible Preferred Stock (“Series C”), all in consideration of Quincy negotiating, and arranging the financing for, the Company’s acquisition of selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction;

•	Health Holdings would surrender the 41,054,267 shares of common stock held by it in exchange for (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of common stock at $1.00 per share, during the period from July 22, 2006 to July 22, 2015 (the “Health Holdings Warrant”);

•	Westgate would surrender the 13,540,723 shares of Series B Convertible Preferred Stock (“Series B”) held by it, including any accrued and unpaid dividends, in exchange for 4,200,000 shares of Series C;

•	Health Holdings, Stewart and Weil would extend the term of the Secured Promissory Notes issued to them pursuant to that certain 2003 Loan Agreement dated April 14, 2003, from December 31, 2005 to December 31, 2006;

•	The Company would grant to Health Holdings, Westgate and Quincy certain registration rights with respect to the common stock issuable upon conversion of the Series C or exercise of the Health Holdings Warrant or the Quincy Warrants; and

•	Quincy would grant to Health Holdings and Westgate certain co-sale rights described below.
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
On December 31, 2012, the Company is required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company is then legally able to do so.
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
The Series B was not converted under the original terms of the Series B. The holders of the Series B stock exchanged their shares of Series B for shares of Series C. The Series B was discontinued under the articles of the Company.

The fair value of the Series C issued to Westgate is $336,000. Since the fair value of the consideration issued or paid is less than the carrying amount of the preferred stock being retired, the difference was credited to retained earnings and included in net income (loss) attributable to common shareholders. As the fair value of the Series C is less than the value at maturity of $4,200,000, the difference between the recorded value of the Series C issued to Health Holdings and the value at maturity, in the amount of $3,864,000, will be accreted to December 31, 2012 and charged to retained earnings as a preferred stock dividend using the effective interest method.
The fair value of the Series C issued to Health Holdings is $1,008,000. The Health Holdings Warrant was valued at $597,062 using the Black Scholes valuation model (“Black Sholes”). The cost to buy the common shares (or fair value of the Series C plus the warrants in this case) is in excess of the par value and as such the difference is charged to additional paid in capital. As the fair value of the Series C is less than its value at maturity of $12,600,000, the difference between the recorded value of the Series C issued to Health Holdings and the value at maturity ($12,600,000) in the amount of $11,592,000 will be accreted to December 31, 2012 and charged to retained earnings as a preferred stock dividend using the effective interest method.
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
Subsequent to this transaction (the “Recapitalization”), the Company entered into a Management Services Agreement under which certain principals of Quincy will provide management and consulting services to the Company. (Note 10)
6. PRIVATE EQUITY TRANSACTION
On January 2, 2002, the Company privately sold 13,540,723 shares of Series B (the “Shares”) for $2 million, and warrants, which expired on December 31, 2004, to purchase an additional 33,641,548 shares of Series B at an aggregate exercise price of $3.5 million (the “Warrants”), for $500,000. The Shares and Warrants were purchased by Westgate. The Series B bore dividends at a rate of 10% per annum, which accumulated and compounded semi-annually if not paid in cash. The Series B were to be converted into common stock at any time at the option of the holder. On the seventh anniversary of its issuance, any unconverted shares of Series B were to be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company was legally able to do so. Two members of the Board of Directors of the Company were elected exclusively by the holders of the Series B voting as a separate class.
The Company had the right to redeem the Series B at any time prior to December 31, 2004 if the Company received a bona fide offer from a third party to invest equity capital in the Company and the holders of the Series B did not make a counter offer satisfying certain price requirements. No bona fide offer was made and the Company did not redeem the Series B. The Series B had a beneficial conversion feature of $2,000,000, which was recorded as a discount and was being amortized over seven years.
As part of this transaction (the “Private Equity Transaction”), the Company entered into a Management Services Agreement under which certain principals of Westgate or its affiliates provided management and consulting services to the Company.
On December 31, 2004, the Warrants were not exercised and accordingly expired. As the Warrants were initially classified outside of equity and were recorded at fair value, the subsequent expiration of the warrants was classified as charge to earnings in accordance with SFAS No. 150: “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”
After the completion of the Private Equity Transaction, to accommodate the market rate conversion ratio of certain outstanding notes, the Company and Westgate agreed to adjust the conversion formula for the Series B. In addition, Westgate and Health Holdings agreed that (i) the Company may grant additional options to purchase up to 1,250,000 shares of common stock to employees in accordance with the Naturade, Inc. 1998 Incentive Stock Option Plan, and (ii) Health Holdings would grant to Westgate a proxy to vote 1.041 shares of common stock owned by Health Holdings for each share of common stock issued on exercise of the new options.
The Company has used the net proceeds of the transactions for working capital and general corporate purposes.
On July 22, 2005, Westgate exchanged the Series B for 4,200,000 shares of Series C. (See Note 5)

7. ACQUISITIONS
On July 22, 2005, Quincy, Symco and Symbiotics entered into an Asset Purchase Agreement (the “Symco/Symbiotics Agreement’), pursuant to which Quincy had the right to acquire certain assets relating to Symco and Symbiotics’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($408,985) and the obligations under certain contracts, (b) pay all outstanding amounts owed under certain credit facilities ($274,382), (c) issue a promissory note payable to Symco and Symbiotics in the principal amount of $2,000,000, (x) less the amount necessary to repay the credit facilities, and (y) subject to a working capital adjustment, (d) pay an additional $60,000 in cash fifteen (15) days after the closing date and an additional $60,000 every thirty (30) days thereafter until the note is paid in full and (e) for a three (3) year period following the closing date, Quincy would pay to Symco and Symbiotics ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $2,000,000 based on the sale of products for each 12 month period during the three year period. Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors, guaranteed the promissory note payable to Symco and Symbiotics. In this acquisition, the Company acquired the right to distribute, and substantially all of the assets related to, Colostrum Plus™, a line of products reported to enhance immune system functions.
On July 27, 2005, Quincy and Ageless entered into an Asset Purchase Agreement (the “Ageless Agreement”), pursuant to which Quincy had the right to acquire certain assets relating to Ageless’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($173,593), (b) assume an obligation to an employee of the company in an amount equal to $600,000 and (c) issue a promissory note payable to Ageless in the principal amount of $700,000, subject to a working capital adjustment. Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors, guaranteed the promissory note payable to Ageless. In this acquisition, the Company acquired the right to distribute substantially all of the assets related to, the Ageless™ line of anti-aging products.
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
On August 9, 2005, the Company closed the acquisition of Ageless.
At the time of the acquisitions, Quincy and the acquirees had no relationship to Naturade and Quincy and the acquirees were not related parties to each other. Under the terms of the Master Investment Agreement, dated July 22, 2005, Quincy acted as a broker and facilitator and agreed to negotiate, and to arrange the financing for, Naturade’s acquisition of selected assets of Ageless, Symco and Symbiotics, and to remain as co-obligor on, and to cause a principal of Quincy to guarantee Naturade’s payment of, a portion of the purchase price.

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
The acquisitions were accounted for as business combinations under SFAS No. 141. The purchase prices, including transaction costs, were allocated to assets and liabilities based on their estimated fair value, including specific intangible assets. The excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. A portion of the value of the 30,972,345 shares and warrants issued to Quincy are considered as part of the costs of the acquisitions and were included as part of the purchase price.
In November 2005, Quincy assumed the consulting agreement with David Brown and the Company issued Quincy 400,000 shares of common stock in compensation.
The following is a summary of the Symco and Ageless transactions:

Purchase Price (preliminary):
Cash	$558,695
Common stock	1,794,260
Preferred stock	63,484
Warrants	159,765
Notes payable	2,724,539

Total	$5,300,743

Allocated as follows (preliminary):

Accounts receivable	$300,720
Inventory	392,642
Equipment	100,000
Customer lists, trademarks and formulations	2,700,000
Goodwill	2,386,298
Accounts payable	(578,917)

Total	$5,300,743

The customer lists and trademarks are being amortized over 36 months and formulations are being amortized over 24 months. Deferred financing fees are being amortized and charged to interest expense over the life of the Laurus financing based upon the interest method of amortization. Goodwill is expected to be tax deductable.
8. STOCKHOLDERS’ EQUITY
Employee Stock Option Plan – In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock which may be subject to awards granted pursuant to the Plan. The actual amount of incentive stock options that may be granted to employees is determined by the compensation committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted incentive options to purchase 1,830,000 shares of common stock under the Plan at the weighted average exercise price per share of $0.14 as of December 31, 2005. These options expire seven years from the date of grant.
Director Stock Options – In October 1999, options to purchase 87,500 shares of common stock were issued to each of two then new board members at an exercise price of $1.03.

Senior Management Options - On December 16, 2005, the Board of Directors (the “Board”) awarded Bill D. Stewart, Chief Executive Officer of the Company, an option to purchase 1,620,000 shares of common stock and Stephen M. Kasprisin, Chief Operating/Chief Financial Officer of the Company, an option to purchase 1,616,500 shares of common stock. The options have a seven year term, vest in equal quarterly increments over two years and were granted at an exercise price equal to the closing price of the Company’s common stock on December 16, 2005. The options were granted pursuant to the 1998 Incentive Stock Option Plan of the Company.
Warrants – On January 2, 2002, the Company sold warrants to purchase 33,641,548 shares of common stock. The aggregate purchase price of the warrants was $500,000 and the aggregate exercise price was $3.5 million. These warrants expired on December 31, 2004. This transaction is described more fully in Note 6, Private Equity Transaction.
In 1999, the Company granted warrants t purchase 600,000 shares of common stock at $1.00 per share in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 6 the holders of the warrants agreed they would be exercisable for Non-Voting common stock.
In consideration for entering into the Financing Agreement described in Note 4, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitles the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitles the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2005 through July 26, 2010.
In consideration for entering into the Master Investment Agreement described in Note 5, the Company issued to Quincy, warrants to purchase shares of common stock. The warrants entitle the holder to purchase up to 7,000,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 22, 2006 until July 22, 2015 and to purchase up to 7,000,000 shares of common stock at a purchase price of $1.02 per share at any time on or after July 22, 2006 until July 22, 2015. In addition, the Company issued to Health Holdings, warrants to purchase shares of the Company’s common stock. The warrants entitle the holder to purchase up to 10,000,000 shares of common stock at a purchase price of $1.00 per share during the period from July 22, 2006 until July 22, 2015.
On July 26, 2005, the Company issued to Liberty a warrant to purchase up to 3,647,743 shares of the Company’s common stock at a purchase price of $0.08 per share for introducing the Company to Laurus.
     A summary of the Company’s outstanding stock options is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price per	Number	Price per
	Shares	Share	Exercisable	Share
January 1, 2002	832,000	$0.58	679,875	$0.56

Granted	1,025,000	$0.03
Exercised	-0-
Expired	(150,000)	$1.25

Outstanding at December 31, 2003	1,707,000	$0.19	771,000	$0.35

Granted	100,000	$0.08
Exercised	-0-
Expired	(176,000)	$0.08

Outstanding at December 31, 2004	1,631,000	$0.19	1,233,875	$0.24

Granted	12,528,875	$0.07
Exercised	-0-	$0.00
Expired	(285,000)	$0.18

Outstanding at December 31, 2005	13,874,875	$0.09	10,369,625	$0.03

The weighted average fair value of the options granted to employees for the years ended December 31, 2005, 2004 and 2003 were $0.069, $0.010 and $0.010 per share respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Options	Contract Life	Exercise	Options	for Exercisable
Range of Exercise Prices	Outstanding	In Years	Price	Exercisable	Options
$0.0001 - $0.01	8,721,375	Indefinite	$0.0001	8,721,375	$0.0001
$0.025 - $0.08	1,230,000	6	$0.04	1,230,000	$0.04
$0.10 - $0.50	3,702,000	5	$0.25	196,750	$0.20
$0.70 - $1.13	221,500	1	$0.90	221,500	$0.90

	13,874,875		$0.09	10,369,625	$0.03

     A summary of the Company’s outstanding warrants is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price per	Number	Price per
	Shares	Share	Exercisable	Share
January 1, 2003	34,241,548	$0.12	34,241,548	$0.12

Granted	-0-	$-0-
Exercised	-0-	$-0-
Expired	-0-	$-0-

Outstanding at December 31, 2003	34,241,548	$0.12	34,241,548	$0.12

Granted	-0-	$-0-
Exercised	-0-	$-0-
Expired	(33,641,548)	$0.10

Outstanding at December 31, 2004	600,000	$1.00	600,000	$1.00

Granted	29,147,743	$0.83
Exercised	-0-	$0
Expired	-0-	$0

Outstanding at September 30, 2005	29,747,743	$0.83	2,100,000	$0.86

     The following table summarizes information about warrants outstanding at December 31, 2005:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Warrants	Contract Life	Exercise	Warrants	for Exercisable
Range of Exercise Prices	Outstanding	In Years	Price	Exercisable	Warrants
$0.01-$0.10	3,647,743	5	$0.08	1,500,000	$ .80
$0.80-$1.10	26,100,000	5	$0.83	600,000	$1.00

	29,747,743		$0.83	2,100,000	$0.86

9. INCOME TAXES
The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Current
Federal	$0	$0	$0
State	800	800	800

Total current	800	800	800

Deferred
Federal	0	0	0
State	0	0	0

Total deferred	0	0	0

Total provision	$800	$800	$800

The Company has no foreign operations and all international sales are transacted in the United States and paid in U.S. Dollars. As a result, the Company has no provision for foreign taxes.
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes due to the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Computed tax (benefit) expense	$(1,241,835)	$125,281	$(136,651)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	9,425	9,209	6,674
Effect of gain on retirement of warrants	-0-	(204,027)	-0-
State income taxes, net of federal tax benefit	(219,147)	22,108	528
Federal/state true ups	—	44,095	-0-
State NOL disallowance and others	(167,403)	82,985	(32,124)
Change in valuation allowance	1,618,960	(79,651)	161,573
State minimum franchise tax	800	800	800

	$800	$800	$800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities were as follows:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Current deferred tax assets (liabilities)
Uniform capitalization	$45,228	$48,475
Accounts receivable	129,444	132,816
Accrued vacation	31,451	33,686
Inventory reserve	73,461	32,524
State taxes	-0-	272
Other	232,578	109,698
Valuation allowance	(512,162)	(357,470)

Total current	—	—

Non-current deferred tax assets (liabilities):
Net operating losses and credit carry forwards	8,298,252	6,944,652
Depreciation	(11,051)	8,604
Other	130,323	0
Valuation allowance	(8,417,524)	(6,953,256)

Total non-current	—	—

Total	$—	$—

The following is a summary of the change in the valuation allowance:

January 1, 2003	$7,228,804

Change in the valuation allowance	161,573

December 31, 2003	7,390,377
Change in the valuation allowance	(79,651)

December 31, 2004	7,310,726
Change in the valuation allowance	1,618,960

December 31, 2005	$8,929,686

As of December 31, 2005, we had federal net operating loss carry forwards of $23,328,277 that begin expiring in December 2017 and state net operating loss carry forwards of $11,777,297 that begin expiring in December 2005. A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership, such as our recent recapitalization, may restrict the future utilization of these tax loss carry forwards. Based upon preliminary calculations, we estimate that the utilization of tax losses for federal or state tax purposes would be limited to approximately $150,000 per year. As a result, federal net operating losses may expire before the Company is able to fully utilize them. As we are currently in a loss position this limit is not applicable. A more detailed calculation will be prepared once the Company has taxable income for federal purposes.
10. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS
Employment Agreements – The Company has an employment agreement with its chief executive officer (“CEO”) that began in February 1998 with an original four year term. As amended, the agreement provides for an annual salary of $225,000. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 6, the employment agreement with the Company’s CEO was amended to allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which would have vested by March 2, 2002, at an exercise price reduced to $0.1477 per share, which equals the terms of the Private Equity

Transaction. The amended and restated employment agreement also reconfirmed the understanding that all options become fully vested in the event of any sale of the Company and extended the term of employment to December 31, 2003 which in turn was extended to December 31, 2005. In August 2005, Mr. Stewart’s base compensation was increased to $250,000 per year and on December 16, 2005 the Board awarded Mr. Stewart non-qualified options to purchase 1,620,000 shares of the Company’s common stock, which vest in eight equal quarterly amounts. On March 24, 2006, Mr. Stewart’s employment agreement was extended until December 31, 2006. Mr. Stewart’s agreement automatically renews annually unless either the Company or Mr. Stewart provide 90-day advance written notice of termination.
In July 2003, Mr. Kasprisin, Chief Financial Officer, entered into an employment agreement with the Company that can be terminated without cause by either party upon 30 days’ notice. Mr. Kasprisin is entitled to severance equal to six month’s base pay should he be terminated without cause by the Company. Pursuant to the employment agreement, Mr. Kasprisin was entitled to a base salary of $160,000 per year and a bonus based upon his base salary. In addition, Mr. Kasprisin has been granted options to purchase up to 150,000 shares of Common Stock, which options vest in equal quarterly amounts on each of the first eight quarters of his employment. In June 2004, Mr. Kasprisin’s employment agreement was amended in connection with his promotion to Chief Operating Officer, increasing the base compensation to $178,000 per year, adding a vehicle allowance of $300 per month and granting options to purchase an additional 50,000 of common stock, which options vest in eight equal quarterly amounts. In August 2005, Mr. Kasprisin’s base compensation was increased to $200,000 per year and on December 16, 2005, the Board awarded Mr. Kasprisin non-qualified options to purchase 1,615,000 shares of the Company’s common stock, which vest in eight equal quarterly amounts.
Consulting Agreements – The Company is a party to a consulting agreement with an affiliate of its majority stockholder, Health Holdings, for $300,000 per year payable quarterly. The agreement is automatically renewable for successive one-year terms so long as Health Holdings or any of its affiliates owns 25% or more of the Company. As part of the Private Equity Transaction, on January 2, 2002, as described more fully in Note 6, the Company entered into a management and consulting services agreement with Westgate, a principal stockholder, or its affiliates for $100,000 per year payable quarterly for an initial period of five years ending December 31, 2006. Both Health Holdings and Westgate elected to permanently forego payments on these consulting agreements in fiscal 2004 and 2003 as services under these agreements was not required during these periods. Pursuant to the completion of the Master Investment Agreement on July 22, 2005, (See Note 5 – “Recapitalization”), these agreements were terminated.
On August 30, 2005, the Company entered into a consulting agreement with Quincy, our largest stockholder (“Quincy”), whereby Quincy will provide advice to the Company and its affiliates regarding acquisitions, strategic planning, operations and financing. For its services, Quincy will receive a consulting fee of $300,000 per year payable in monthly installments (the “Consulting Fees”). In addition, Quincy will receive a fee equal to 2% of the purchase price of any acquisitions completed or equity capital raised during the term of the consulting agreement (the “Acquisition Fees”). When earned, 50% of such Acquisition Fees will be credited by the Company against future Consulting Fees. The consulting agreement extends for a period of one year and is automatically renewed for one-year increments as long as Quincy holds 25% or more of the Company’s outstanding common stock.
Operating Leases – The Company rents property and equipment under certain non-cancelable operating leases expiring in various years through 2013. Future minimum commitments under operating leases as of December 31, 2005 are as follows:

Year Ending December 31	Amount
2006	$438,131
2007	384,543
2008	382,681
2009	399,127
2010	412,585
Thereafter	1,204,992

Total	$3,222,059

Rent expense charged to operations was $448,152, $421,383 and $458,687 for the years ended December 31, 2005, 2004 and 2003, respectively.
Legal Proceedings.
From time to time, the Company is party to various other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company’s results of operations or financial condition.

The Company is currently involved in the following litigation:
Ageless Foundation, Inc. v. Quincy Investment Corp., Naturade, Inc. and Peter H. Pocklington. On December 30,2005, Ageless filed against Quincy, the Company and Peter H. Pocklington, our Chairman of the Board of Directors, for the alleged failure to pay certain consideration for the purchase of corporate assets sold by Ageless to Quincy, which obligation allegedly was guaranteed by the Company and Peter H. Pocklington. Ageless is seeking damages in the amount of $648,234.
Protein Ingredient Technologies, Inc. v. Naturade. On December 2, 2005, Protein Ingredient Technologies, Inc. filed a complaint in the Fourth Judicial District, Hennepin County, State of Minnesota alleging a failure to pay for product sold to the Company. Plaintiff is seeking approximately $317,000. This litigation was settled on February 28, 2006.
Fortress Systems, LLC dba FSI Nutrition v. Naturade, Inc.. On January 11, 2006, Fortress Systems, LLC (dba FSI Nutrition filed a claim against the Company alleging failure to pay for a special order product. The plaintiff is seeking $47,255 in damages.
The company has fully accrued the amounts claimed in these suits as of December 31, 2005.
11. 401(k) PLAN
The Company has a 401(k) profit sharing plan that is available to all employees of the Company who meet certain age and length of service requirements. The plan provides for Company matching contributions equal to 25% of each employee participant’s contribution not to exceed 6% of the employee participant’s compensation. The Company’s contribution to the plan was $15,040, $17,016 and $14,538 for the years ended December 31, 2005, 2004 and 2003, respectively.
12. SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the CEO.
The Company’s reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. Operating segment data for the years ended December 31, 2005, 2004 and 2003 are as follows:
Distribution Channels

	Health Food	Mass	Total
Year ended December 31, 2005
Sales	$7,461,455	$5,294,631	$12,756,086
Cost of sales	3,448,562	3,056,875	6,505,437

Gross profit	$4,012,893	$2,237,756	$6,250,649

	Health Food	Mass	Total
Year ended December 31, 2004
Sales	$7,220,283	$6,921,198	$14,141,481
Cost of sales	3,947,949	3,854,853	7,802,802

Gross profit	$3,272,334	$3,066,345	$6,338,679

	Health Food	Mass	Total
Year ended December 31, 2003
Sales	$7,576,727	$8,749,569	$16,326,296
Cost of sales	4,049,706	4,612,593	8,662,299

Gross profit	$3,527,021	$4,136,976	$7,663,997

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the years ended December 31, 2005, 2004 and 2003 are as follows:

	United States	International	Total
Year ended December 31, 2005
Sales	$12,405,687	$350,399	$12,756,086
Cost of sales	6,311,493	193,944	6,505,437

Gross profit	$6,094,193	$156,456	$6,250,649

Year ended December 31, 2004
Sales	$13,747,244	$394,237	$14,141,481
Cost of sales	7,570,658	232,144	7,802,802

Gross profit	$6,176,586	$162,093	$6,338,679

Year ended December 31, 2003
Sales	$16,091,995	$234,301	$16,326,296
Cost of sales	8,515,755	146,544	8,662,299

Gross profit	$7,576,240	$87,757	$7,663,997

13. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary unaudited quarterly financial data from continuing operations for 2005 and 2004 are as follows:

	First	Second	Third	Fourth
Fiscal year ended December 31, 2005	Quarter	Quarter	Quarter	Quarter
Net sales	$2,913,531	$2,761,811	$3,559,979	$3,520,785
Gross profit	1,376,017	1,212,291	1,851,404	1,810,937
Operating loss	(231,966)	(279,280)	(686,335)	(974,515)
Net loss	(316,559)	(365,076)	$(1,241,512)	$(1,825,108)
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Weighted average shares outstanding, basic	44,651,170	44,651,170	39,533,703	39,251,964

	First	Second	Third	Fourth
Fiscal year ended December 31, 2004	Quarter	Quarter	Quarter	Quarter
Net sales	$3,552,624	$3,343,906	$3,654,751	$3,590,200
Gross profit	1,609,009	1,498,853	1,735,026	1,495,791
Operating income (loss)	(405,211)	(309,710)	59,535	(222,865)
Net income (loss)	(468,467)	(386,364)	(17,477)	1,240,782
Net income (loss) per share, basic	$(0.01)	$(0.01)	$(0.00)	$0.03
Net income (loss) per share, diluted	$(0.01)	$(0.01)	$(0.00)	$0.02
Weighted average shares outstanding, basic	44,651,170	44,651,170	44,651,170	44,651,170
Weighted average shares outstanding, diluted	44,651,170	44,651,170	44,651,170	60,927,793
14. SUBSEQUENT EVENTS
On March 24, 2006, the Company completed an amendment to the Investor Notes between the Company and Other Investors dated August 2000. This amendment extended the payment terms of the Investor Notes requiring an interest payment of $10,000 on March 31, 2006, and a principal payment of $92,345, plus accrued interest on June 30, 2006.

EXHIBIT INDEX

Exhibit
Number	Document
3.1	Certificate of Incorporation of Naturade, Inc., together with amendments and Certificates of Designation relating thereto, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3.2	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on January 3, 2002 incorporated by reference to Exhibit 3.5 to Form SB-2 (File No. 333-127397).

3.6	Certificate of Amendment of Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003 incorporated by reference to Exhibit 3.6 to Form SB-2 (File No. 333-127397).

3.7	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003 incorporated by reference to Exhibit 3.7 to Form SB-2 (File No. 333-127397).

3.8	Certificate of Decrease of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005 incorporated by reference to Exhibit 3.8 to Form SB-2 (File No. 333-127397).

Exhibit
Number	Document
3.9	Certificate of Designation of Series C Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.10	Certificate of Elimination of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.11	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Form of certificate of common stock, par value $0.0001 per share incorporated by reference to Exhibit 4.1 to Form SB-2 (File No. 333-127397).

4.2	Form of certificate of Series C Convertible Preferred Stock, par value $0.0001 per share, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.1*	Form of Option Agreement for Purchase of Naturade, Inc. Common Stock for Directors, incorporated by reference to Exhibit M to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

10.2*	Naturade, Inc. 1998 Incentive Stock Option Plan, as amended, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.

10.3*	Incentive Stock Option Plan with Bill D. Stewart, dated March 2, 1998, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1998.

10.4	Industrial Lease, dated as of December 23, 1998, between the Company and The Irvine Company, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 2000.

10.5	Loan Agreement among the Company, Health Holdings and Botanicals, LLC and Wald Holdings, LLC, dated as of August 31, 2000, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 20, 2000.

10.6*	Amended and Restated Employment Agreement between the Company and Bill D. Stewart, dated as of January 2, 2002, incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.7	Loan Agreement by and among the Company, Health Holdings and Botanicals, LLC and David A. Weil, dated April 14, 2003, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.8*	First Amendment to Amended and Restated Employment Agreement between the Company and Bill D. Stewart, dated March 29, 2004, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Exhibit
Number	Document
10.9	Joinder to Loan Agreement of Naturade, Inc., dated as of April 13, 2003, by and among Bill D. Stewart and the lenders listed therein, incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.10	Secured Promissory Note for $100,000 by the Company payable to Bill D. Stewart, dated April 14, 2004, incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.11	Secured Promissory Note for $100,000 by the Company payable to Health Holdings & Botanicals, LLC, dated April 14, 2004, incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.12	Secured Promissory Note for $25,000 by the Company payable to David Weil, dated May 3, 2004, incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on May 6, 2004.

10.13	Secured Promissory Note for $75,000 by the Company payable to Health Holdings & Botanicals, LLC, dated May 3, 2004, incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed on May 6, 2004.

10.14*	Revised Employment Agreement between the Company and Stephen M. Kasprisin, dated as of June 1, 2004, incorporated by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on June 14, 2004.

10.15*	Revised Employment Agreement between the Company and Marwan Zreik, dated as of June 1, 2004, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on June 14, 2004.

10.16	Asset Purchase Agreement, dated November 2, 2004, between the Company and L.O.D.C. Group, LTD, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.17	First Amendment, dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit
Number	Document
10.18	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 14, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.19	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 13, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.20	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated August 16, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.21	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and David A. Weil, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.22	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and David A. Weil, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.23	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and Bill D. Stewart, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.24	First Amendment to Loan Agreement, dated August 21, 2003, between the Company and Howard Shao incorporated by reference to Exhibit 10.24 to FormSB-2 (File No. 333-127397).

10.25	Second Amendment to Loan Agreement, dated September 23, 2004, between the Company and Howard Shao incorporated by reference to Exhibit 10.25 to Form SB-2 (File No. 333-127397).

10.26	Third Amendment to Loan Agreement, dated March 25, 2005, between the Company and Howard Shao, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.27	Master Investment Agreement, dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P., Quincy Investments Corp., Bill D. Stewart and David A. Weil, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.28	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Health Holdings and Botanicals, LLC to purchase up to 10,000,000 shares of common stock at $1.00 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.29	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to

Exhibit
Number	Document
7,000,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.30	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $1.02 per share, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.31	Registration Rights Agreement, dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P. and Quincy Investments Corp., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.32	Asset Purchase Agreement, dated as of July 22, 2005, by and among Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.33	Assignment and Assumption Agreement dated, as of July 22, 2005, by and among the Company, Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.34	Asset Purchase Agreement, dated as of July 27, 2005, by and between Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.35	Assignment and Assumption Agreement, dated as of July 28, 2005, by and among the Company, Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.36	Security and Purchase Agreement, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.37	Common Stock Purchase Option, dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 8,721,375 shares of common stock at $0.001 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.38	Common Stock Purchase Warrant, dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 1,500,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.39	Secured Convertible Term Note in the amount of $1,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

Exhibit
Number	Document
10.40	Secured Revolving Note in the amount of $3,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.41	Registration Rights Agreement, dated as of July 26, 2005, by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.42	Secured Convertible Minimum Borrowing Note in the amount of $500,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.43	Promissory Note in the amount of $1,775, 687.46, dated August 3, 2005, by Quincy Investments Corp. and the Company payable to Symbiotics, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.44	Promissory Note in the amount of $648,234.00, dated August 5, 2005, by Quincy Investments Corp. and the Company payable to The Ageless Foundation, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.45	Guaranty of Promissory Note, dated as of August 3, 2005, by Peter H. Pocklington for the benefit of each of Symco Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.46	Guaranty of Promissory Note, dated as of August 5, 2005, by Peter H. Pocklington for the benefit of The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.47	Trademark License Agreement, dated August 3, 2005, by and among the Company, Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.48	Consulting Agreement, dated August 30, 2005, between Naturade, Inc. and Quincy Investment Corp., incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on September 6, 2005.

10.49	Asset Purchase Agreement, dated as of October 7, 2005, by and between Naturade, Inc. and Innovation Ventures, L.L.C. d b a Living Essentials, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

10.50	Amendment and Waiver, dated November 25, 2005 between Naturade, Inc. and Laurus Master Fund Ltd. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.51	Overadvance Side Letter between Naturade, Inc. and Laurus Master Fund Ltd., dated November 29, 2005 incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

Exhibit
Number	Document
10.52	Payoff Agreement by and between Naturade, Inc., Peter Pocklington and David Brown, dated November 22, 2005 incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.53	Amended and Restated Security and Purchase Agreement, by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.54	Amended and Restated Secured Term Note in the amount of $1,650,000, by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.55	Amended and Restated Secured Revolving Note in the amount of $3,000,000 by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

Exhibit
Number	Document
10.56	Reaffirmation and Ratification Agreement and Amendment by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.57	Amended and Restated Registration Rights Agreement, dated as of January 6, 2006, by and between Naturade, Inc., and Laurus Master Fund, LTD incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.58	Consulting Agreement, dated as of August 5, 2005, by and between Naomi Balcombe and Naturade, Inc. incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.59	Independent Contractor Proprietary Information and Inventions Agreement, dated August 5, 2005, by and between Naturade, Inc. and Naomi Balcombe incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.60	Transition Agreement, entered into as of August 3, 2005, by and between Naturade, Inc., Symco, Inc. and Symbiotics, Inc. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.61	Consulting Agreement, dated as of August 3, 2005, by and between Douglas Wyatt and Naturade, Inc. Incorporated and Symbiotics, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.62	Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and Douglas Wyatt incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.63	Consulting Agreement, dated as of August 3, 2005, by and between David Brown and Naturade, Inc. and Symbiotics, Inc. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.64	Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and David Brown and Symbiotics, Inc. incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.65	Common Stock Lock Up Agreement, dated August 3, 2005, by and between Naturade, Inc. and Douglas Wyatt and Symbiotics, Inc. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.66	Common Stock Lock Up Agreement, dated August 3, 2005, by and between Naturade, Inc. and David Brown and Symbiotics, Inc. incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.67	Fourth Amendment to Loan Agreement, dated as of March 24, 2006, by and between Naturade, Inc. and Howard Shao incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006.

Exhibit
Number	Document
10.68*	Second Amendment to Amended and Restated Employment Agreement, dated as of March 24, 2006, by and between Naturade, Inc. and Bill D. Stewart incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 29, 2006.

14.1	Code of Financial Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.

**	Filed herewith.