Form 10-Q
period 2006-03-31
NATURADE INC
filed 2006-05-15
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of May 13, 2006, 41,432,733 shares of the registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
NATURADE, INC.
Balance Sheets
As of March 31, 2006 and December 31, 2005
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,554	$95,398
Accounts receivable, net	2,563,678	2,162,230
Inventories, net	902,214	896,173
Prepaid expenses and other current assets	421,283	229,394

Total current assets	3,888,729	3,383,195
Property and equipment, net	116,732	137,203
Goodwill	2,725,035	2,653,572
Customer lists, trademarks and formulations, net	2,077,778	2,311,111
Deferred financing fees, net	2,989,004	3,461,943
Other assets	42,584	42,002

Total assets	$11,839,862	$11,989,026

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,425,482	$2,904,019
Accrued expenses	569,263	431,071
Accrued interest	428,235	348,163
Notes payable to related parties	1,250,000	1,250,000
Revolving credit line	2,135,819	2,719,404
Current portion of long-term debt	2,466,079	2,323,079

Total current liabilities	10,274,878	9,975,736
Long-term debt, less current maturities	1,976,306	1,388,897
Warrants(27,869,118 Shares)	1,855,181	1,855,181

Total Liabilities	14,106,365	13,219,814

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $1,840,000 at March 31, 2006 and $1,150,000 at December 31, 2005; par value $0.0001 per share:authorized 50,000,000 shares; issued and outstanding, 21,000,000 shares at March 31, 2006 and December 31, 2005 ($21,000,000 redemption value).	3,520,000	2,830,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 41,432,733 at March 31, 2006 and 39,651,964 at December 31, 2005.	4,144	3,965
Non-Voting Common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at December 31, 2005.	12	12

Additional paid-in capital	22,148,120	21,883,842
Accumulated deficit	(27,938,779)	(25,948,607)

Total stockholders’ deficit	(5,786,503)	(4,060,788)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$11,839,862	$11,989,026

See accompanying notes to financial statements.

NATURADE, INC.
Statements of Operations for the Three Months
Ended March 31, 2006 and March 31, 2005

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Net sales	$3,795,512	$2,913,531

Cost of sales	1,926,035	1,537,514

Gross profit	1,869,477	1,376,017

Costs and expenses:
Selling, general and administrative expenses	2,055,496	1,592,413
Depreciation	27,111	15,270
Amortization	233,333	—

Total operating costs and expenses	2,315,941	1,607,683

Operating loss	(446,464)	(231,666)
Other expense (Income)	(1,132)	(1,674)

Interest expense:
Interest	201,652	85,807
Amortization of deferred financing fees	653,188	—

Total Interest Expense	854,840	85,807

Loss before provision for income taxes	(1,300,172)	(315,799)
Provision for income taxes	800	800

Net loss	$(1,300,972)	$(316,599)

Less:
Preferred Stock Dividends-Series B	$—	$(67,164)
Deemed Dividend-Series B	—	(71,428)
Deemed Dividend-Series C	(690,000)	—

Net Loss Attributable to Common Shareholders	$(1,990,972)	$(455,191)

Basic and Diluted Net Loss per share	$(0.05)	$(0.01)

Weighted Average Number of Shares used in Computation of Basic and Diluted Net Loss per share	40,883,673	44,651,170

See accompanying notes to financial statements

NATURADE, INC.
Statements of Cash Flows for the Three Months
Ended March 31, 2006 and March 31, 2005

	Three months	Three months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,300,972)	$(316,599)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	260,444	15,270
Amortization of loan discounts and deferred financing fees	653,188	—
Issuance of common stock for consulting	73,077	—
Stock Based Compensation	33,879	—
Changes in assets and liabilities:
Accounts receivable	(401,448)	873,185
Inventories	(6,041)	348,436
Prepaid expenses and other current assets	(191,889)	(153,213)
Other assets	(582)	—
Accounts payable and accrued expenses	740,530	(1,483)

Net cash provided by (used in) operating activities:	(139,814)	765,596
Cash flows from investing activities:
Purchase of property and equipment	(6,640)	—
Acquisitions	(71,463)	—

Net cash used in investing activities:	(78,103)	—
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	—	(761,179)
Net borrowings (repayments) under the revolving credit line	(583,585)	—
Payments of long-term debt	(10,501)	(5,609)
Deferred financing fees	(22,750)	—
Proceeds from term loan	740,909	—

Net cash provided by (used in) financing activities:	124,073	(766,788)
Net increase (decrease) in cash and cash equivalents	(93,844)	(1,192)
Cash and cash equivalents, beginning of period	95,398	210,573

Cash and cash equivalents, end of period	$1,554	$209,381

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$55,347	$40,226
Non-cash financing transactions:
Income taxes	$800	$—
Preferred stock dividend accrued-Series B	$—	$67,164
Deemed dividend-Series B	$—	$71,428
Deemed dividend-Series C	$690,000	$—
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

The Company’s financial statements have been prepared based upon the assumption that the Company will continue as a going concern. The Company’s independent registered public accounting firm has qualified their report on the Company’s financial statements for the fiscal year ended December 31, 2005 with a statement that substantial doubt exists as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from a negative outcome of this uncertainty.

2.	Inventories — Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Raw Materials	$129,321	$235,885
Finished Goods	792,893	843,942

Subtotal	922,214	1,079,827
Less: Reserve for Excess and Obsolete Inventories	(20,000)	(183,654)

	$902,214	$896,173

3.	Leases — The Company rents property and equipment under certain non-cancelable operating leases expiring in various years through 2013. Future minimum commitments under operating leases as of March 31, 2006 are as follows:

Year	Amount
2006 (April-December)	$324,920
2007	384,543
2008	382,681
2009	399,127
2010	412,585
Thereafter	1,204,991

Total	$3,108,847

4. Recapitalization — On July 22, 2005, the Company entered into a Master Investment Agreement (the “Master Investment Agreement”), with Quincy Investments Corp. (“Quincy”), Health Holdings and Botanicals, LLC (“Health Holdings”), Westgate Equity Partners, L.P. (“Westgate”), Bill D. Stewart (“Stewart”) and David A. Weil (“Weil”), pursuant to which:
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
     The outstanding shares of Series B were not converted under the original terms of the Series B. The holders of the Series B stock exchanged their shares of Series B for shares of Series C. The Series B was eliminated from the Certificate of Incorporation of the Company.
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
     Common stock issued to Quincy was valued at the cost per share at the date of closing $0.08 or $2,477,788. Series C was valued based upon the value of common stock, if converted of $336,000. The difference between the terminal value of Series C of $4,200,000 and the value at closing of $336,000 ($3,864,000) will be accreted to December 31, 2012 and charged to retained earnings as a preferred stock dividend. The Company determined that there is no beneficial conversion feature of this exchange. The Quincy Warrants were valued at $845,592 using Black Scholes. Of the total value of the common stock, Quincy Warrants and Series C shares ($3,659,380), $691,401 was allocated to the purchase cost for Ageless and Symco based on a usual broker fee percentage to the total purchase price of the acquisitions. The remaining value of $2967,979 was allocated to deferred financing fees (debt issuance cost and guarantee fees) ratably to the three amounts of debt guaranteed by Quincy. The deferred financing fees will be amortized over the term of each loan based on the interest method. (See Note 6).
     On August 30, 2005, the Company entered into a Management Services Agreement under which certain principals of Quincy will provide management and consulting services to the Company.
5.	Financing — On July 26, 2005, the Company entered into a Security and Purchase Agreement (the “Financing Agreement”) with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which Laurus provided the Company with a $4,000,000 convertible financing facility composed of a $3,000,000 revolving credit facility and a $1,000,000 term loan. The indebtedness under the revolving facility is evidenced by a convertible “Revolving Note” and one or more convertible “Minimum Borrowing Notes,” and the indebtedness under the term loan is evidenced by a convertible “Term Note” (collectively, the “Laurus Notes”). Gross funds of $2,655,250 were advanced to the Company on July 26, 2005 under the Laurus Notes, comprised of $1,000,000 under the Term Note, $500,000 under the first Minimum Borrowing Note (the “First Minimum Borrowing Note”) and $1,155,250 under the Revolving Note.
     Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility has a term of three years ending on July 26, 2008 and carries an interest rate of prime plus 2% per annum (6.75% at March 31, 2006), subject to certain reductions based upon growth of the Company’s stock price. The term loan will be repaid in 33 installments of $50,000 commencing April 1, 2006.
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
     The Company used a portion of the proceeds of the facility to payoff its current bank credit facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”) and used the remainder for working capital and purposes.
     In consideration for entering into the Financing Agreement, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitles the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitles the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2006 through July 26, 2010. The number of             shares of common stock issuable upon exercise of the Laurus Option and the Laurus Warrant is subject to adjustment to prevent dilution upon stock splits, stock dividends, and other events. The exercise price of the Laurus Option and the Laurus Warrant may be paid, at the option of Laurus, by the cancellation of indebtedness under the financing facility.
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
     The value of the Liberty Warrant of $223,555 using Black Scholes was capitalized as deferred finance fee and will be amortized over 36 months using the interest method.
     In conjunction with the Financing Agreement, Health Holdings, Stewart and Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2005 to December 31, 2006.
     On January 11, 2006 the Company and Laurus amended the Financing Agreement, pursuant to which the parties:
•	Increased the term loan from $1,000,000, of which $909,000 was outstanding at January 11, 2006, to $1,650,000. Over advances totaling $650,000 were transferred from the Revolving Note to the Term

Note with the remaining $91,000 utilized as a reduction of the amount outstanding under the Revolving Note.
•	Modified the payments on the Term Note from $30,000 per month beginning November 1, 2005 payable in shares of the Company’s common stock or $30,900 per month if paid in cash, to $50,000 per month in cash beginning April 1, 2006.

•	Eliminated the First Minimum Borrowing Note outstanding of $500,000.

•	Eliminated the ability of Laurus to convert the Term Note, the Revolving Note, and the Minimum Borrowing Notes into shares of the Company’s common stock.

•	Extended the term of the Financing Agreement from three years ending on July 26, 2008 to three years ending January 6, 2009.

•	Modified the prepayment provisions of the Revolving Note and the Term Note from an early payment fee of 35% of the loan amounts if paid prior to the termination date, to 5% if retired before January 6, 2007, 4% if retired prior to January 6, 2008 and 3% if retired prior to January 6, 2009.
     In consideration for entering into the amendment, the Company issued to Laurus 1,050,000 shares of common stock.
     At March 31, 2006, $2,135,819 was outstanding under the revolving facility, and $1,650,000 was outstanding under the term loan.
     Future minimum principal payments under long-term debt as of March 31, 2006 are as follows:

Year Ending December 31
2006 (April-December)	$3,566,080
2007	3,785,819
2008	476,305
Thereafter	—

Total	$7,828,204

6.	Acquisitions — On July 22, 2005, Quincy, Symco and Symbiotics entered into an Asset Purchase Agreement (the “Symco/Symbiotics Agreement”), pursuant to which Quincy had the right to acquire certain assets relating to Symco and Symbiotics’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($408,985) and the obligations under certain contracts, (b) pay all outstanding amounts owed under certain credit facilities ($274,382), (c) issue a promissory note payable to Symco and Symbiotics in the principal amount of $2,000,000, (x) less the amount necessary to repay the credit facilities, and (y) subject to a working capital adjustment, (d) pay an additional $60,000 in cash fifteen (15) days after the closing date and an additional $60,000 every thirty (30) days thereafter until the note is paid in full and (e) for a three (3) year period following the closing date, Quincy would pay to Symco and Symbiotics ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $2,000,000 based on the sale of products for each 12 month period during the three year period. Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors, guaranteed the promissory note payable to Symco and Symbiotics. In this acquisition, the Company acquired distribution rights, and substantially all of the assets related to, Colostrum Plus™, a line of products to enhance immune system functions.
     On July 27, 2005, Quincy and Ageless entered into an Asset Purchase Agreement (the “Ageless Agreement”), pursuant to which Quincy had the right to acquire certain assets relating to Ageless’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable

($173,593), (b) assume an obligation to an employee of the company in an amount equal to $600,000 and (c) issue a promissory note payable to Ageless in the principal amount of $700,000, subject to a working capital adjustment. Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors, guaranteed the promissory note payable to Ageless. The Company is currently in litigation with Ageless regarding payments on the note and counter claims by the Company related to alleged breaches of representations and warranties by Ageless (See Note 13). In this acquisition, the Company acquired distribution rights, and substantially all of the assets related to, the Ageless™ line of anti-aging products.
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
     On August 9, 2005, the Company closed the acquisition of Ageless.
     At the time of the acquisitions, Quincy, Symco and Ageless had no relationship to Naturade and Quincy and they were not related parties to each other. Under the terms of the Master Investment Agreement dated July 22, 2005, Quincy acted as a broker and facilitator and agreed to negotiate, and to arrange the financing for, Naturade’s acquisition of selected assets of Ageless, Symco and Symbiotics, and to remain as co-obligor on, and to cause a principal of Quincy to guarantee Naturade’s payment of, a portion of the purchase price.
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

     In November 2005, Quincy assumed the consulting agreement with David Brown, and the Company issued Quincy 400,000 shares of common stock in compensation.
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

The customer lists and trademarks are being amortized over 36 months and formulations are being amortized over 24 months. Deferred financing fees are being amortized and charged to interest expense over the life of the Laurus financing based upon the interest method of amortization. Goodwill is expected to be tax deductible.

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
     On August 21, 2003, the terms of the remaining outstanding Investor Notes totaling $202,345 were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. On September 23, 2004, the payment terms on these Investor Notes were modified to December 31, 2004. On March 25, 2005, the payment provisions of the Investor Notes were amended to require a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest due December 31, 2005. In addition, the conversion provision of the Investor Notes allowing the holder to convert outstanding Investor Notes to the Company’s common stock at a predetermined price was eliminated. On March 24, 2006, the payment provisions of the Investor Notes were amended to require an interest payment of $10,000 on March 31, 2006 and a payment of $92,345, plus accrued interest on June 30, 2006. At March 31, 2006, there was $92,345 outstanding under the Investor Notes.
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
     On June 3, 2005, the terms of the Loan Agreement were modified to increase the maximum advance to $1,550,000, and the Lender Group advanced an additional $175,000. Proceeds of the advances have been used for working capital. On July 27, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2006. As of March 31, 2006, there was $1,250,000 outstanding under the Loan Agreement.
8.	Line of Credit — On January 27, 2000, the Company entered into a three year Credit and Security Agreement (the “Credit Agreement”) with Wells Fargo, which initially allowed for maximum borrowings of up to $3,000,000, based on certain percentages of eligible accounts receivable and inventories as defined. In consideration of the extension of credit under the Loan Agreement, on April 14, 2003, Wells Fargo waived all defaults of the Company as of December 31, 2002 under the Credit Agreement and amended the agreement to, among other things, reduce the covenants regarding minimum net income and minimum book net worth and increased the interest rate to the prime rate plus 4.5%. On November 6, 2003, the terms of the Credit Agreement were modified to extend the maturity date until March 31, 2004 and on March 29, 2004, the terms of the Credit Agreement were modified to extend the maturity date until December 31, 2005. On July 26, 2005, the Credit Agreement was paid in full.
9.	Private Equity Transaction — On January 2, 2002, the Company privately sold 13,540,723 shares of Series B (the “Shares”) for $2 million, and warrants, which expire on December 31, 2004, to purchase an additional 33,641,548 shares of Series B at an aggregate exercise price of $3.5 million (the “Warrants”), for $500,000. The Shares and Warrants were purchased by Westgate Equity Partners, L.P. (“Westgate”). The Series B bears dividends at a rate of 10% per annum, which will accumulate and compound semi-annually if not paid in cash. The Series B may be converted into common stock at any time at the option of the holder. On the seventh anniversary of its issuance, any unconverted shares of Series B will be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company is legally able to do so. Two members of the Board of Directors of the Company are elected exclusively by the holders of the Series B voting as a separate class.
     The Company had the right to redeem the Series B at any time prior to December 31, 2004 if the Company received a bona fide offer from a third party to invest equity capital in the Company and the holders of the Series B did not make a counter offer satisfying certain price requirements. No bona fide offer was made and the Company did not redeem the Series B. The Series B has a beneficial conversion feature of $2,000,000, which was recorded as a discount and is being amortized over seven years.
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
     On July 22, 2005 Westgate exchanged the Series B for 4,200,000 shares of Series C. (See Note 5)
     10. Stock-Based Compensation—Effective January 1, 2006, the Company began recording compensation expense associated with stock options for employees in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. The Company has adopted the modified prospective transition method provided under SFAS 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123,“Accounting for Stock Based Compensation” (“SFAS 123”).
     As a result of the adoption of SFAS 123R, the Company’s net loss for the three months ended March 31, 2006, includes $33,879 of compensation expense related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. As the Company is currently in a tax loss carryover position, no tax benefits were recorded for the compensation expense under SFAS 123R.
     The Company has not had any exercise of stock options; however, the Company will issue new             shares upon the exercise of stock options in the future.
     Employee Stock Option Plan — In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,861,000 incentive options under the Plan at the weighted average exercise price per share of $0.13 as of March 31, 2006. These options expire seven years from the date of grant.
     Director Stock Options — In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03. These options expire on October 14, 2006.

     The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2006.

Risk-free interest rate	4.42%
Expected volatility of common stock	17.77%
Dividend yield rate	-0-
Expected option term	5 years
     The computation of the expected term is based on a weighted average calculation of the estimated average life of unexercised options. The expected volatility is based on the historical volatility of the S&P small capital 600 fund for the 12 months prior to the end of the quarter options were granted. The Company elected to use this index as a result of the relative small number of shares held by non-affiliate shareholders (2,586,102) as compared to total outstanding shares (41,432,733). The Company believes this index is a more accurate indicator of the volatility of similar companies of similar size versus the movement of the Company’s stock with limited trading volume. The risk free interest is based upon the implied yield on U.S. Treasury constant maturities with a remaining term equal to the expected term of the option. The dividend yield rate is projected to be zero. The estimated forfeiture rate on stock options was zero and was based upon past history of the Company.
     A summary of the Company’s outstanding stock options is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price per	Number	Price per
	Shares	Share	Exercisable	Share
Outstanding at December 31, 2005	13,874,875	$0.09	10,369,625	$0.03
Granted	80,000	$0.10
Exercised	-0-	$0
Expired	(50,000)	$0.12

Outstanding at March 31, 2006	13,904,875	$0.07	10,806,750	$0.03

     The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 was $941,241.
     The following table summarizes non-vested options at March 31, 2006:

	Number of	Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2005	3,505,250
Granted	80,000	$0.026
Vested	(437,125)
Exercised	-0-
Expired	(50,000)

Non-vested at March 31, 2006	3,098,125

     The following table summarizes information about stock options outstanding at March 31, 2006:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Options	Contract Life	Exercise	Options	for Exercisable
Range of Exercise Prices	Outstanding	In Years	Price	Exercisable	Options
$0.0001 - $0.01	8,721,375	Indefinite	$0.0001	8,721,375	$0.0001
$0.025 - $0.08	1,230,000	5	$0.04	1,230,000	$0.04
$0.10 - $0.50	3,732,000	7	$0.21	633,875	$0.21
$0.70 - $1.13	221,500	1	$0.91	221,500	$0.91

	13,904,875		$0.07	10,806,750	$0.03

     The weighted average fair value of each option granted during the three months ended March 31, 2006, estimated using the Black-Scholes option valuation model, was $0.026 per option.
     At March 31, 2006, there was $222,107 of unamortized compensation costs related to non-vested stock options which is expected to be recognized over a remaining weighted average vesting period of 2 years.
     For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123R in determining stock-based compensation for awards under the plan:

Three Months
Ended
March 31, 2005
Net loss: As reported	$(316,599)
Add: Stock-based employee compensation expense included in reported net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(25,285)

Pro forma	$(341,884)

Basic and diluted net loss per share:
As reported	$(0.01)
Pro forma	$(0.01)
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
     In consideration for entering into the Financing Agreement described in Note 5, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitles the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitles the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2006 through July 26, 2010.

     In consideration for entering into the Master Investment Agreement described in Note 4, the Company issued to Quincy warrants to purchase shares of the Company’s common stock. The warrants entitle the holder to purchase up to 7,000,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 22, 2006 until July 22, 2015 and to purchase up to 7,000,000 shares of common stock at a purchase price of $1.02 per share at any time on or after July 22, 2006 until July 22, 2015. In addition, the Company issued to Health Holdings a warrant to purchase shares of the Company’s common stock. The warrant entitles the holder to purchase up to 10,000,000 shares of common stock at a purchase price of $1.00 per share at any time on or after July 22, 2006 until July 22, 2015.
     On July 26, 2005, the Company issued to Liberty a warrant to purchase up to 3,647,743 shares of the Company’s common stock at $0.08 per share for introducing the Company to Laurus.
     A summary of the Company’s outstanding warrants is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price per	Number	Price per
	Shares	Share	Exercisable	Share
Outstanding at December 31, 2005	29,747,743	$0.83	2,100,000	$0.86
Granted	-0-	$0
Exercised	-0-	$0
Expired	-0-	$0

Outstanding at March 31, 2006	29,747,743	$0.83	2,100,000	$0.86

     The following table summarizes information about warrants outstanding at March 31, 2006:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
	Warrants	Contract Life	Exercise	Warrants	for Exercisable
Range of Exercise Prices	Outstanding	In Years	Price	Exercisable	Warrants

$0.01-$0.10	3,647,743	5	$0.08	0	$0
$0.80-$1.10	26,100,000	5	$0.94	2,100,000	$0.86

	29,747,743		$0.83	2,100,000	$0.86

11.	Segment Reporting — Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision maker is the Chief Executive Officer.
     The Company has two reportable operating segments: health food specialty stores and mass market stores. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit.
     Operating segment data for the three months ended March 31, 2006 and March 31, 2005 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended March 31, 2006
Sales	$2,354,350	$1,441,162	$3,795,512
Cost of sales	1,108,482	817,553	1,926,035

Gross profit	$1,245,868	$623,609	$1,869,477

Three months ended March 31, 2005
Sales	$1,539,802	$1,373,729	$2,913,531
Cost of sales	792,278	745,236	1,537,514

Gross profit	$747,524	$628,493	$1,376,017

     Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three months ended March 31, 2006 and March 31, 2005 was as follows:

	United States	International	Total
Three months ended March 31, 2006
Sales	$3,724,901	$70,611	$3,795,512
Cost of sales	1,887,199	38,836	1,926,035

Gross profit	$1,837,702	$31,775	$1,869,477

Three months ended March 31, 2005
Sales	$2,872,833	$40,698	$2,913,531
Cost of sales	1,513,293	24,221	1,537,514

Gross profit	$1,359,540	$16,477	$1,376,017

     During the three months ended March 31, 2006 and 2005, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.
Major Customer Table

	Customer One		Customer Two		Customer Three
		Accounts		Accounts		Accounts
		Receivable		Receivable		Receivable
		Balance		Balance		Balance
	Sales	Quarter-end	Sales	Quarter-end	Sales	Quarter-end
Three Months ended March 31, 2006	$718,567	$494,359	$468,521	$213,424	$509,699	$405,712
Three Months ended March 31, 2005	$797,263	$263,197	$311,977	$141,999	$662,428	$226,492
12.	Guarantees — In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5,57 and /07 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of March 31, 2006.
     The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.
13.	Litigation — From time to time, the Company is party to various other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company’s results of operations or financial condition.
     The Company is currently involved in the following litigation:
     Ageless Foundation, Inc. v. Quincy Investment Corp., Naturade, Inc. and Peter H. Pocklington. On December 30, 2005, Ageless filed an action against Quincy, the Company and Peter H. Pocklington, our Chairman of the Board of Directors, for the alleged failure to pay certain consideration for the purchase of corporate assets sold by Ageless to Quincy, which obligation allegedly was guaranteed by the Company and Peter H. Pocklington. Ageless is seeking damages in the amount of $648,234.
     Fortress Systems, LLC dba FSI Nutrition v. Naturade, Inc.. On January 11, 2006, Fortress Systems, LLC (dba FSI Nutrition filed a claim against the Company alleging failure to pay for a special order product. The plaintiff is seeking $47,255 in damages.
     The Company has fully accrued the amounts claimed in these suits as of March 31, 2006.
14.	Issuance of Unregistered Common Stock — On March 1, 2006, the Company issued the following equity securities directly, without the services of an underwriter, and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act:
•	The Company issued to CEO Cast, Inc., 230,769 shares of common stock, in consideration of CEO Cast, Inc. providing certain investor relations consulting. The shares were valued at a price of $0.10, which was the closing price of the Company’s common stock on March 1, 2006, and the total costs of $23,077 was charged to selling, general and administrative expense in March 2006; and,

•	The Company issued to Liberty 500,000 shares of common stock in consideration of Liberty providing certain consulting services. The shares were valued at a price of $0.10, which was the closing price of the Company’s common stock on March 1, 2006, and the total costs of $50,000 was charged to selling, general and administrative expense in March 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion contains “forward-looking statements.” Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are inherently subject to risk and the Company can give no assurances that such expectations will prove to be correct. Such forward-looking statements involve risks and uncertainties, and actual results could differ from those described herein. Future results may be subject to numerous factors, many of which are beyond the Company’s control. Such risk factors include, without limitation, the risks set forth below under “Risk Factors.” The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.
     All comparisons below are for the three month period ended March 31, 2006 compared to the three-month period ended March 31, 2005.
The Company
     Naturade develops and markets branded natural products. The Company is focused on innovative products designed to nourish the health and well-being of consumers.
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
     The Company’s independent registered public accounting firm issued a going concern opinion on the Company’s December 31, 2005 financial statements by including an explanatory paragraph in which they expressed substantial doubt about its ability to continue as a going concern.
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
     Financing
     In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus Master Fund, Ltd. (“Laurus”), consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, The Company issued to Laurus an option to purchase up to 8,721,375 shares of common stock at $0.0001 per share and a warrant to purchase up to 1,500,000 shares of common stock at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminating the conversion features on the facility. The Company issued Laurus 1,050,000 shares of common stock in consideration for this amendment. See Note 5 to Financial Statements, “Financing.”
     Acquisitions
     In August 2005, the Company acquired certain assets relating to the health products retail business of The Ageless Foundation, Inc. (“Ageless”), Symco, Inc. (“Symco”) and Symbiotics, Inc. (“Symbiotics”). See Note 6 to Financial Statements, “Acquisitions.”
Major trends that affected the Company’s results of operations in 2006
     The major trends affecting the Company’s results of operations in the first three months ended March 31, 2006 included the following:
•	The sale of products acquired in the Ageless and Symco transactions in late 2005 which accounted for $307,914 and $827,550, respectively, in revenues in the three months ended March 31, 2006.

•	The general softness in the grocery segment related to competition from Wal-Mart and club stores continued to move consumers from historical purchasing patterns. The Company believes this trend is likely to continue.

•	The emergence and subsequent decline in consumer demand for low carbohydrate products resulted in a modification of the Company’s Naturade Total Soy® line to a low carbohydrate formula in late 2004 and the subsequent re-introduction of the original formula in May 2005. This resulted in restocking charges, product returns and declines in the Company’s net sales related to conversion of retailer inventory back to the original formula.

•	The removal of Cox-2 inhibitor prescription arthritis medications by the FDA resulted in consumer demand for natural pain relief products. The Company responded to this demand with the introduction of the ReVivex® line of products into approximately 30,000 retail outlets by March 31, 2006.
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

For the three months ended March 31, 2006 and 2005, distributor and promotional allowances were $297,706, or 6.9% of gross sales, and $371,038, or 10.7% of gross sales, respectively.

•	Damages and Returns

In the three months ended March 31, 2006 and 2005, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends. For the nine months ended March 31, 2006 and 2005, damages and returns charged against revenues were $167,600, or 3.9 % of gross sales, and $218,400, or 6.3% of gross sales, respectively.

     The following is a summary of the damages and returns reserve:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Beginning balance	$55,067	$-0-
Provision for damages and returns	167,600	218,400
Actual damages and returns during the period	172,507	179,760

Ending balance	$50,160	$38,640

Damages and returns are typically immaterial to the Company’s overall results. As the majority of returns represent consumer returns, which trail sales by about a month, the reserve has been set at approximately 3.4% of the past month’s sales based upon historical run rates in order to properly match revenues and deductions.

•	Cash Discounts

Cash discounts are recorded as deducted by customers from remittances, as the customer does not earn them until the customer pays according to terms.

For the three months ended March 31, 2006 and 2005, cash discounts were $34,889, or 0.8% of gross sales, and $69,372, or 2.0 % of gross sales, respectively.

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

For the three months ended March 31, 2006 and 2005, slotting costs were $43,388, or 1.0% of gross sales, and $47,782, or 1.4 % of gross sales, respectively.

•	Coupon and Rebate Redemption

Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates.

For the three months ended March 31, 2006 and 2005, coupon and rebate costs were $141 and $3,459, respectively.
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
     Accounts Receivable and Allowances for Uncollectible Accounts. Accounts receivable are unsecured, and the Company is at risk to the extent such amounts become uncollectible. Accounts receivable are stated net of applicable reserves for returns and allowances, billbacks and doubtful accounts. Management regularly reviews and monitors individual account receivable balances to determine if the reserve amounts are appropriate and provides for an allowance for uncollectible accounts by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar Increase (Decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Net sales	100%	100%	30%	(18%)
Gross profit	49%	47%	36%	(15%)
Selling, general and administrative expenses	54%	55%	26%	(20%)
Depreciation & amortization.	7%	1%	—	—
Operating loss	(12%)	(8%)	72%	(43%)
Interest expense	23%	3%	896%	28%
Loss before provision for income taxes	(34%)	(11%)	296%	(33%)
Provision for income taxes	0%	0%	0%	0%
Net loss	(34%)	(11%)	296%	(33%)
     The Company incurred non-cash, consulting and investment relations expenditures in the three months ended March 31, 2006 which were not incurred in the previous period. The Company believes it is necessary to compare results after adjustment for these expenditures in order to properly evaluate the effects of the Company’s recent acquisitions and results from operations. The following chart summarizes the effect on earnings from these expenditures:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Net loss attributable to common shareholders	$(1,990,972)	$(455,191)
Plus non-cash charges:
Preferred stock dividend-Series B	—	67,164
Deemed dividend-Series B	—	71,428
Deemed dividend-Series C	690,000	—
Stock based compensation	33,879	—

Net income before non-cash charges	(1,267,093)	(316,599)
Interest expense	201,652	85,807
Amortization of deferred financing fees (1)	653,188	—
Taxes	800	800

Earnings before non-cash charges, interest and taxes	(411,453)	(229,992)
Depreciation	27,111	15,270
Amortization (2)	233,333	—

Earnings before non-cash charges, interest, taxes, depreciation and amortization	(151,009)	(214,722)
Consulting and investment relations costs (3)	163,100	—

Earnings before non-cash charges, interest, taxes, depreciation, amortization and consulting and investment relations costs	$12,091	$(214,722)

(1)	Represents the amortization of deferred financing fees based upon the interest method.

(2)	Represents amortization of intangible assets acquired in Symco and Ageless transactions.

(3)	Represents consulting and investment fees related raising future capital for the Company.

     The amortization of deferred financing fees will continue through the life of the financing. The amortization of intangibles will remain for the useful life of the respective assets which range from 36 months to 60 months in duration.
     Net Sales
     Net sales for three months ended March 31, 2006 increased $881,981 or 30.3%, to $3,795,512 from $2,913,531 for the same period in 2005. The increase in net sales is due principally to sales from the Ageless and Symco brands, which totaled $307,914 and $827,555 during the three months ended March 31, 2006 partially offset by the continued general softness in grocery channel sales. The Ageless and Symco brands were acquired in August 2005.
     Net sales are calculated based upon gross revenues less certain allowances.
     For the three months ended March 31, 2006, distributor and promotional allowances were $297,706, or 7.0% of gross sales, compared to $371,038, or 10.7% of gross sales, for the same period in 2005. The decrease in distributor and promotional allowances is a result of increased revenues coming from the sales of Symco and Ageless brands which do not typically have promotional allowances. Damages and returns for the three months ended March 31, 2006 were $167,600, or 3.9% of gross sales, as compared to $218,400, or 6.3% of gross sales, for the three months ended March 31, 2005. Lower sales in the mass market have resulted in lower returns. Cash discounts for the three months ended March 31, 2006 were $34,889, or 0.8% of gross sales, as compared to $69,372, or 2.0% of gross sales, in the same period of 2005. Cash discounts for the three months ended March 31, 2006 decreased due to lower collections during the period. Slotting charges related to new distribution for the three months ended March 31, 2006 were $43,888, or 1.0% of gross sales, as compared to $47,782, or 1.4% of gross sales, in the same period of 2005. There were no significant new slotting charges in the three months ended March 31, 2006 as we did not introduce a significant amount of new products during the period and the introduction of Ageless and Symco products to the health channel did not require slotting charges. Coupon and rebate redemption for the three months ended March 31, 2006 was $141, as compared to $3,459 in the same period of 2005.
     Mass Market Net Sales. For the three months ended March 31, 2006 mass market net sales increased $67,433, or 4.9%, to $1,441,162 from $1,373,729 for the three months ended March 31, 2005.. The increase in net sales during the period is principally related to increased sales to club stores during the period.
     Health Food Net Sales. For the three months ended March 31, 2006, health food channel net sales increased $814,548, or 52.9%, to $2,354,351 from $1,539,802 for the three months ended March 31, 2005. The sales increase is principally related to sales of Ageless and Symco brands which were $230,026 and $785,516, respectively, for the three months ended March 31, 2006 partially offset by reductions in sales of core protein powders related to lower fill rates on customer orders as a result of cash restrictions on inventory purchases. The Ageless and Symco brands were acquired in August 2005.
     Channels of Distribution. On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 62.0% for the health food channel and 38.0% for the mass market channel for the three month period ended March 31, 2006 as compared to 52.9% and 47.1%, respectively, for the same period in 2005. The change in sales by channel is principally related to the sales of Ageless and Symco brands which are principally sold through the health food channel.
     For the three months ended March 31, 2006, domestic net sales increased $852,068, or 29.7%, to $3,724,901 from $2,872,833 for the three months ended March 31, 2005. The increase in domestic net sales is principally due to the sales of Ageless and Symco brands that are currently sold principally in the U.S.A. For the three months ended March 31, 2006, international sales increased $29,913, or 73.5%, to $70,611 from $40,698. International sales for the three month period ended March 31, 2006 increased principally due to the expansion of the Ageless and Symco products to international customers in the fourth quarter of 2005 which continued to grow during the three months ended March 31, 2006.

     Gross Profit
     Gross profit as a percentage of net sales for the three months ended March 31, 2006 increased 2.1% to 49.3% of net sales, from 47.2% for the three months ended March 31, 2005. The increase for the quarter is due principally to higher margins related to Ageless and Symco brands which were acquired in August 2005.
     Operating Costs and Expenses
     Operating costs and expenses for the three months ended March 31, 2006 increased $708,258 to $2,315,941, or 61.0% of net sales, from $1,607,683, or 55.2% of net sales, for the three months ended March 31, 2005. Operating expense for the period include a non-cash charge of $233,333, or 6.1% of net sales, in amortization of intangible assets acquired in acquisitions, stock based compensation charges of $33,879 related to the implementation of SFAS 123R and one time transaction and transition costs of $163,100, or 4.3% of net sales, related to the reorganization and acquisitions. On an adjusted basis, operating costs would have been $1,885,629, or 49.7% of net sales, for the period.
     Interest Expense
     Interest expense for the three month period ended March 31, 2006 increased $769,033 to $854,840 from $85,807 compared to the same period in March 31, 2005 principally due to amortization of deferred financing fees and debt discounts of $653,188 in the three months ended March 31, 2006 related to the Laurus financing and recapitalization of the Company coupled with the acquisitions of Symco and Ageless. Interest expense on outstanding debt increased $115,845 to $201,652 for the three months ended March 31, 2006 from $85,807 during the same period in 2005. Increased borrowings on the Loan Agreement with related parties, coupled with increased average borrowings and increased prime interest rates on the Company’s credit facility during the first quarter of 2006, resulted in the increase in interest expense during the period.
Liquidity and Capital Resources
     The Company’s operating activities used cash of $139,814 in the three months ended March 31, 2006, compared to cash provided of $765,596 from operating activities in the three months ended March 31, 2005. This increase in cash used from operating activities is primarily due to the increase in cash used in accounts receivable of $401,448 during the period related to increased sales and an increase in cash used in inventory of $6,041 as compared to cash provided by receivables of $873,185 and cash provided by inventory of $348,436 during the same period in 2005 partially offset by cash provided by accounts payable of $793,730 for the three months ended March 31, 2006 compared to cash used by accounts payable of $1,483 in the same period of 2005. Due to declining sales in 2005, the Company made a concentrated effort to generate cash flow from the reduction of receivables and inventory during the period.
     Net cash used in inventories was $6,041 for the three months ended March 31, 2006, compared with net cash provided by inventories of $348,436 for the three month ended March 31, 2005. Management elected to reduce inventories during the first three months of 2005 in order to offset reduced sales forecasted for the period. The Company continues to maintain inventory levels necessary to minimize demands on cash yet sufficient to meet current customer orders, however, the Company has incurred a reduction in fill rates due to cash constraints on the purchasing of inventory, from an average of 92% in 2005 to approximately 83% in 2006,resulting in lost sales during the period.
     Net cash used by accounts receivable was $401,448 for the three month period ended March 31, 2006 compared to net cash provided from accounts receivable of $873,185 for the same period of 2005, principally due higher sales during the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005. General customer terms, receivable days outstanding and the Company’s collection policies have remained constant.
     Net cash provided by accounts payable and accrued expenses was $740,530 for the three month period ended March 31, 2006 compared to net cash used of $1,483 for the same period of 2005, principally due to an increase in accounts payable related an extension of vendor days outstanding to approximately 90 days as a result of the Company’s cash position during the period coupled with increased purchases by the Company over the same period in 2005 due to increased sales.
     There were no changes in the provision for excess and obsolete inventory for the three month period ended March 31, 2006 and 2005.
     The Company’s working capital deficit increased $206,391 from $6,592,541 at December 31, 2005 to $6,386,150 at March 31, 2006. This increase was largely due an increase in accounts receivable of $447,802 related to increased sales during the period coupled with an increase in prepaid expenses of $191,889 due to the increase in prepaid insurance for the next fiscal year and the transfer of $740,909 of revolving debt to term debt in conjunction with the amendment of the Laurus Financing Agreement on January 11, 2006 partially offset by an increase in accounts payable of $521,464 and accrued expenses of $218,264.
     The Company’s cash provided by financing activities was $124,074 for the three months ended March 31, 2006, compared to cash used in financing activities of $766,788 for the same period of 2005. The increase in cash provided by financing activities was the result of borrowings of $740,909 on the Term Note during the three months ending March 31, 2006.
     As of March 31, 2006, the Company was in compliance with all of the covenants of the Credit Agreement with Laurus.
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2006, the Company had an accumulated deficit of $27,938,779, a net working capital deficit of $6,386,150 and a stockholders’ capital deficiency of $5,786,503, and had incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2005 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.
     The Company’s liquidity would be adversely affected if the Company commits a default under the Financing Agreement and Laurus exercises its right to terminate, or demand immediate payment of all amounts outstanding under, the Financing Agreement as a result of a default. In addition, if the Company continues to incur declines in revenues, the Company could encounter a shortage in cash reserves required to meet current commitments. This could result in the Company being unable to obtain products necessary to fulfill customer orders. The Company has raised additional capital through the financing with Laurus as described in Note 5. The Company is seeking to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact of Contractual Obligations and Commercial Commitments
     The following summarizes the Company’s contractual obligations at March 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$3,354,572	$2,037,572	$1,317,000	-0-	-0-
Seller notes	2,700,040	1,773,734	926,306	-0-	-0-
Revolving credit	2,135,819	2,135,819	-0-	-0-	-0-
Operating leases	3,108,847	420,603	770,574	817,330	1,100,340
Employment agreements (a)	2,450,000	650,000	900,000	900,000	(a	)
Consulting agreements	300,000	300,000	- 0-	- 0-	- 0-

Total contractual cash obligations	14,049,278	7,317,728	3,913,880	1,717,330	1,100,340
Series C Convertible Redeemable Preferred Stock	21,000,000	- 0-	- 0-	- 0-	21,000,000

Total	$35,049,278	$7,317,728	$3,913,880	$1,717,330	$22,100,340

(a)	Employment agreement for Chief Operating Officer/Chief Financial Officer and Executive Vice President of Sales have indefinite terms.
New Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. The Company adopted these provisions January 1, 2006. The adoption of this pronouncement did not have material effect on the Company’s financial statements.
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
     The Company had a net loss of approximately $2.7 million, $1.9 million, $402,000, and $368,000 for the fiscal years ended December 31, 2001, 2002, 2003, 2004, and 2005, respectively, and $1,300,972 loss for the three months ended March 31, 2006. At March 31, 2006, the Company had an accumulated deficit of $27,938,779, a net working capital deficit of $6,386,150 and a stockholders’ capital deficiency of $5,786,503 The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, the Company could be forced to cease operations and investors in its common stock could lose their entire investment. Based on this situation, the Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2005 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s December 31, 2005 financial statements have been prepared on the assumption that it will continue as a going concern and do not include material adjustments that would be necessary if the Company were to cease operation.
In our recent acquisitions, we have assumed substantial additional obligations.
     In our acquisition of Ageless, we assumed accounts payable of $173,593 and an obligation to an employee in the amount of $600,000. In addition, we agreed to pay a purchase price consisting of a promissory note in the principal amount of $648,234, and entered into certain consulting agreements. In our acquisition of Symco and Symbiotics, we assumed accounts payable of $408,965, indebtedness under credit facilities of $224,313 and obligations under certain contracts, totaling $274,382. In addition, we agreed to pay a purchase price consisting of a promissory note in the principal amount $1,476,305, and an earn out, and entered into certain consulting agreements. For a description of these acquisitions, including the purchase prices, assets acquired and obligations assumed, see Note 6, “Acquisitions.” We have only limited resources available to us. If these resources are insufficient to allow us to pay these obligations as they come due and to maintain our business as it is currently operated, we could be forced to cease operations, and investors in our common stock could lose their entire investment.
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

     Although the Company believes that the financing under the Financing Agreement is sufficient to meet its current operating needs for at least the next 12 months, additional financing may be required during the next 12 months in order to continue to acquire additional brands or businesses. In connection with the Financing Agreement, Naturade granted Laurus an option to purchase 8,721,375 shares of common stock at a purchase price of $0.0001 per share and a warrant to purchase 1,500,000 shares at a purchase price of $0.80 per share. On May 1, 2006, the closing sales price of the Company’s common stock in the over-the-counter market was $0.10. The issuance of these shares of common stock could cause substantial dilution to the Company’s stockholders, depress the market price of the Company’s common stock and impair the Company’s ability to raise capital by selling the Company’s common stock.
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
     The Company’s three largest customer’s together account for 44.6% of net sales for the three months ended March 31, 2006. One mass market customer, Wal-Mart/Sam’s Club, represented approximately 18.9% of the Company’s net sales, and two health food distributors, United Natural Foods, Inc. (“UNFI”) and Tree of Life, Inc., accounted for 13.4% and 12.3%, respectively, of the Company’s net sales, during the three months ended March 31, 2006. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers have experienced financial difficulties. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which may cause net sales to decline. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. For example, Wal-Mart elected to eliminate all protein powders from distribution in November 2004. As a result, the Company’s revenues in 2005 were reduced by $960,000 as a result of the discontinuance of Naturade Total Soy® products by Wal-Mart. In addition, the Company elected to discontinue a national seasonal program with Costco in 2004, instead electing to promote a regional program in high volume regions. This resulted in a reduction of approximately $1,450,000 in annual revenues from Costco.
The Company depends on third-party suppliers and manufacturers for its products.
     The Company depends upon third-party suppliers and manufacturers, such as Omni Pak Industries and Nellson Nutraceuticals, for its products. Naturade does not have long-term supply agreements with any of its suppliers or manufacturers. Although the Company believes that alternative sources of materials and contract manufacturing services are available, the loss of one or more suppliers or manufacturers could have a material adverse effect on results of operations until an alternative source is located and has commenced producing the Company’s products.
If the Company’s third-party suppliers or manufacturers fail to timely deliver products of acceptable quality or comply with FDA manufacturing guidelines, or raise prices, profits may be affected.
     The use of third-party suppliers and manufacturers and the resulting loss of direct control over production could result in the Company’s failure to receive timely delivery of products of acceptable quality. Any failure by third party suppliers or manufacturers to deliver products, or the delivery of defective products, may adversely affect the Company’s ability to deliver products to its customers in a timely manner and of an acceptable quality. If the Company fails to deliver products of acceptable quality in a timely manner, its customers may seek alternative sources for its products. The Company’s use of third-party suppliers and manufacturers could also reduce its gross profits if the suppliers or manufacturers raise prices and the Company cannot find alternative, less costly sources or pass price increases on to customers.
     Although the Company requires that the Company’s third-party suppliers and manufacturers comply with the FDA manufacturing guidelines, Naturade cannot assure that these third parties will always act in accordance to these regulations. If the manufacturing facilities used by the Company’s third- party suppliers or manufacturers did not meet those standards, the production of its products could be delayed until the necessary modifications are made to comply with those standards or alternate suppliers or manufacturers are located. Furthermore, the potential exists for circumstances to arise which would require the Company to seek out alternate suppliers or manufacturers who operate in compliance with the FDA’s requirements.
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
     Laurus, Quincy, Health Holdings and Westgate (the “Principal Stockholders”) have the ability to control the Company and have other substantial rights, preferences and privileges, as a result of the following factors:
•	At March 31, 2006, the Principal Stockholders collectively owned 95.2% of the Company’s outstanding common stock, 100% of its outstanding Series C and options and warrants to acquire an additional 4.5% of its common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities held by the Principal Stockholders). As a result, the Principal Stockholders have the ability to elect all of the Company’s directors, control the outcome of all matters requiring stockholder approval and control the Company’s management and affairs.

•	As holders of the Series C, the Principal Stockholders are entitled to substantial rights, preferences and privileges, including the following:

•	For each fiscal year, the holders of the Series C will be entitled to receive a cash dividend equal to 20% of the amount, if any, by which the Company’s pre-tax profit for such year exceeds $10 million. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of the Company’s business or distributions to the holders of its common stock.

•	On the liquidation or sale of the company, the holders of the Series C will be entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends. This preferential payment would reduce the amount available for distribution to the holders of the Company’s common stock.

•	At any time after July 22, 2006, the holders of the Series C will have the right to convert each share of Series C into one share of common stock (subject to adjustment to prevent dilution). The issuance of these shares of common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of the Company’s common stock and impair its ability to raise capital through the sale of common stock.

•	On December 31, 2012, Naturade will be required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company is legally able to do so. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of the Company’s business or distributions to the holders of its common stock.
•	The Principal Stockholders hold the following options and warrants to purchase additional shares of common stock:
•	Quincy holds a warrant to purchase up to 7,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $0.80 per share.

•	Quincy holds a warrant to purchase up to 7,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.02 per share.

•	Health Holdings holds warrants to purchase up to 10,000,000 shares of common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.00 per share.

•	Laurus holds an option to purchase up to 8,721,375 shares of common stock, subject to certain limits, at any time on or after July 26, 2005 at a price of $0.0001 per share, and a warrant to purchase up to 1,500,000 shares of common stock at any time on or after July 26, 2005 through July 26, 2010 at a price of $0.80 per share.

•	Quincy, Health Holdings and Westgate hold 4,200,000, 12,600,000 and 4,200,000 shares, respectively, of Series C, each of which is convertible into one share of common stock (subject to adjustment to prevent dilution).

•	The issuance of these shares of common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of the Company’s common stock and impair its ability to raise capital through the sale of common stock.
•	The Company has granted the Principal Stockholders certain registration rights with respect to the common stock issuable upon the exercise of the foregoing options and warrants or the conversion of the Series C.
The exercise of outstanding options and warrants, and the conversion of outstanding shares of Series C and convertible promissory notes, could cause substantial dilution to the Company’s stockholders.
     The Company has issued options and warrants to acquire common stock to the Principal Stockholders and to its employees at various prices, some of which are, or may in the future have, exercise prices at or below the market price of the Company’s common stock. As of March 31, 2006, the Company had outstanding options and warrants to purchase a total 30,053,500 shares of its common stock, of which had exercise prices above the market price of its common stock on March 31, 2006 ($0.10 per share) and 13,599,118 shares had exercise prices at or below this market price. The weighted average exercise price was $0.59 per share at that date. If exercised, these options and warrants could cause substantial dilution to the Company’s stockholders.
     The Company also has issued shares of Series C which are, or may in the future have, conversion prices at or below the market price of its common stock. As of March 31, 2006, the Company had outstanding 21,000,000 shares of Series C convertible to a total of 21,000,000, shares of its common stock, all of which had conversion prices above the market price of the Company’s common stock on March 31, 2006 ($0.10 per share). The weighted average conversion price was $1.00 per share at that date. If converted, these shares of Series C could cause substantial dilution to the Company’s stockholders.
     The number of shares of common stock issuable upon exercise of outstanding options and warrants, or the conversion of outstanding shares of Series C is subject to adjustment to prevent dilution upon stock splits, stock dividends, sales of common stock at prices below the exercise or conversion price and other events.
The large number of shares of common stock issuable upon the exercise of outstanding options and warrants, or the conversion of outstanding shares of Series C, could depress the market price of the Company’s common stock and impair its ability to raise capital by selling its common stock.
     As of March 31, 2006, 41,432,733 shares of common stock were outstanding and 64,625,618 additional shares (subject to adjustment to prevent dilution) were issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C. The exercise prices or conversion prices are, or in the future may be, less than the market price of the Company’s common stock. In addition, future sales of common stock or securities convertible into common stock at or below recent market prices could result in dilution of the common stock. The risk of dilution may cause some of the Company’s stockholders to sell their shares, which could further reduce the market price of the Company’s common stock and impair its ability to raise capital by selling common stock.
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
     The Company has granted registration rights to the holders of 64,625,618 shares of common stock which are currently outstanding or are issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C, in addition to the shares being offered hereby. The availability of these shares for sale could depress the market price of the Company’s common stock and impair its ability to raise capital by selling its common stock.
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
     Currently, the Company has 22 U.S. trademarks as well as a California registration on two trademarks. The Company also maintains trademark registrations in approximately 20 foreign countries. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. The Company will evaluate and pursue potential infringement on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elect not to pursue them, the value of its trademarks could be substantially weakened. If the Company takes action to enforce its intellectual property rights, litigation may be necessary. Any such litigation could be very costly and could distract the Company’s personnel. Due to limited financial resources, the Company may be unable to pursue some litigation matters. In matters the Company does pursue, it can provide no assurance of a favorable outcome. An unfavorable outcome in any proceeding could have a material adverse effect on its business, financial condition and results of operations.
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
     Trading in the Company’s common stock is low in volume. The market price of the Company’s common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. For the five trading days ended March 31, 2006, the average daily trading volume of its common stock was -0- shares, compared to the 64,625,118 additional shares for which the Company has granted registration rights. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by the Company’s independent registered public accounting firm, which may cause the Company’s stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company’s common stock.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required, beginning in the Company’s fiscal year 2007, to perform an evaluation of its internal control over financial reporting and have the Company’s independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. The Company has prepared an internal plan of action for compliance with the requirements of Section 404, although as of the date of this filing, it has not yet completed its effectiveness evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have a material weakness as reported by its independent registered public accounting firm. If the Company fails to complete this evaluation in a timely manner, or if its independent registered public accounting firm cannot timely attest to the Company’s evaluation, it could be subject to regulatory scrutiny and a loss of public confidence in the Company’s internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause us to fail to meet our reporting obligations.

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
     The Company’s long-term debt primarily consists of a $4.0 million line of credit originally entered into on July 27, 2005, a $1,550,000 Loan Agreement with a majority shareholder and other investors and $92,345 in Investor Notes. The line of credit bears interest at prime rate plus 2.0%. The Loan Agreement bears interest at 15% per annum and is due on December 31, 2006. The Investor Notes bear interest at 15% per annum with the remaining balance due on June 30, 2006. However, given the fixed interest rate on the Loan Agreement and Investor Notes, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or the Investor Notes or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the three month period ended March 31, 2006, the interest expense on the line of credit was $83,685. If the interest rate on the line of credit for the three month period ended March 31, 2006 had increased by one percent to prime rate plus 3.0%, this would result in an interest expense of $103,545.
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
Ageless Foundation, Inc. v. Quincy Investment Corp., Naturade, Inc. and Peter H. Pocklington (Case No. 05-25540 Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida). On December 30, 2005, Ageless filed a complaint in Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida against Quincy, the Company and Peter H. Pocklington, our Chairman of the Board, for the alleged failure to pay certain consideration for the purchase of corporate assets sold by Ageless to Quincy, which obligation allegedly was guaranteed by the Company and Peter H. Pocklington. Ageless is seeking damages in the amount of $648,234.
Fortress Systems, LLC dba FSI Nutrition v. Naturade, Inc. (Case No. ADV .06-08004 U.S. Bankruptcy Court, District of Nebraska). On January 11, 2006, Fortress Systems, LLC (dba FSI Nutrition) filed a claim against the Company in U.S. Bankruptcy Court, District of Nevada alleging failure to pay for a special order product. The plaintiff is seeking $47,255 in damages.
ITEM 1A. Risk Factors.
     See “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a description of the Company’s risk factors.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On March 1, 2006, the Company issued the following equity securities directly, without the services of an underwriter, and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act:
•	The Company issued to CEO Cast, Inc., 230,769 shares of common stock, in consideration of CEO Cast, Inc. providing certain investor relations consulting; and,

•	The Company issued to Liberty 500,000 shares of common stock in consideration of Liberty providing certain consulting services.

ITEM 3. Defaults Upon Senior Equity Securities.
     NONE.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     NONE
ITEM 5. Other Information.
NONE
ITEM 6. Exhibits
(a) Exhibits

Exhibit
Number	Document
3.1	Certificate of Incorporation of Naturade, Inc., together with amendments and Certificates of Designation relating thereto, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3.2	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on January 3, 2002 incorporated by reference to Exhibit 3.5 to Form SB-2 (File No. 333-127397).

3.6	Certificate of Amendment of Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003 incorporated by reference to Exhibit 3.6 to Form SB-2 (File No. 333-127397).

3.7	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003 incorporated by reference to Exhibit 3.7 to Form SB-2 (File No. 333-127397).

3.8	Certificate of Decrease of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005 incorporated by reference to Exhibit 3.8 to Form SB-2 (File No. 333-127397).

3.9	Certificate of Designation of Series C Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.10	Certificate of Elimination of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.11	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Form of certificate of common stock, par value $0.0001 per share incorporated by reference to Exhibit 4.1 to Form SB-2 (File No. 333-127397).

Exhibit
Number	Document

4.2	Form of certificate of Series C Convertible Preferred Stock, par value $0.0001 per share, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.1*	Form of Option Agreement for Purchase of Naturade, Inc. Common Stock for Directors, incorporated by reference to Exhibit M to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

10.2*	Naturade, Inc. 1998 Incentive Stock Option Plan, as amended, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.

10.3*	Incentive Stock Option Plan with Bill D. Stewart, dated March 2, 1998, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1998.

10.4	Industrial Lease, dated as of December 23, 1998, between the Company and The Irvine Company, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 2000.

10.5	Loan Agreement among the Company, Health Holdings and Botanicals, LLC and Wald Holdings, LLC, dated as of August 31, 2000, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 20, 2000.

10.6*	Amended and Restated Employment Agreement between the Company and Bill D. Stewart, dated as of January 2, 2002, incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.7	Loan Agreement by and among the Company, Health Holdings and Botanicals, LLC and David A. Weil, dated April 14, 2003, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.8*	First Amendment to Amended and Restated Employment Agreement between the Company and Bill D. Stewart, dated March 29, 2004, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.9	Joinder to Loan Agreement of Naturade, Inc., dated as of April 13, 2003, by and among Bill D. Stewart and the lenders listed therein, incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.10	Secured Promissory Note for $100,000 by the Company payable to Bill D. Stewart, dated April 14, 2004, incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.11	Secured Promissory Note for $100,000 by the Company payable to Health Holdings & Botanicals, LLC, dated April 14, 2004, incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.12	Secured Promissory Note for $25,000 by the Company payable to David Weil, dated May 3, 2004, incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on May 6, 2004.

10.13	Secured Promissory Note for $75,000 by the Company payable to Health Holdings & Botanicals, LLC, dated May 3, 2004, incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed on May 6, 2004.

10.14*	Revised Employment Agreement between the Company and Stephen M. Kasprisin, dated as of June 1, 2004, incorporated by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on June 14, 2004.

Exhibit
Number	Document

10.15*	Revised Employment Agreement between the Company and Marwan Zreik, dated as of June 1, 2004, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on June 14, 2004.

10.16	Asset Purchase Agreement, dated November 2, 2004, between the Company and L.O.D.C. Group, LTD, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.17	First Amendment, dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.18	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 14, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.19	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 13, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.20	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated August 16, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.21	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and David A. Weil, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.22	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and David A. Weil, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.23	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and Bill D. Stewart, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.24	First Amendment to Loan Agreement, dated August 21, 2003, between the Company and Howard Shao incorporated by reference to Exhibit 10.24 to FormSB-2 (File No. 333-127397).

10.25	Second Amendment to Loan Agreement, dated September 23, 2004, between the Company and Howard Shao incorporated by reference to Exhibit 10.25 to Form SB-2 (File No. 333-127397).

10.26	Third Amendment to Loan Agreement, dated March 25, 2005, between the Company and Howard Shao, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.27	Master Investment Agreement, dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P., Quincy Investments Corp., Bill D. Stewart and David A. Weil, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.28	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Health Holdings and Botanicals, LLC to purchase up to 10,000,000 shares of common stock at $1.00 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.29	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.30	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $1.02 per share, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

Exhibit
Number	Document

10.31	Registration Rights Agreement, dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P. and Quincy Investments Corp., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.32	Asset Purchase Agreement, dated as of July 22, 2005, by and among Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.33	Assignment and Assumption Agreement dated, as of July 22, 2005, by and among the Company, Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.34	Asset Purchase Agreement, dated as of July 27, 2005, by and between Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.35	Assignment and Assumption Agreement, dated as of July 28, 2005, by and among the Company, Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.36	Security and Purchase Agreement, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.37	Common Stock Purchase Option, dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 8,721,375 shares of common stock at $0.001 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.38	Common Stock Purchase Warrant, dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 1,500,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.39	Secured Convertible Term Note in the amount of $1,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.40	Secured Revolving Note in the amount of $3,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.41	Registration Rights Agreement, dated as of July 26, 2005, by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.42	Secured Convertible Minimum Borrowing Note in the amount of $500,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.43	Promissory Note in the amount of $1,775, 687.46, dated August 3, 2005, by Quincy Investments Corp. and the Company payable to Symbiotics, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.44	Promissory Note in the amount of $648,234.00, dated August 5, 2005, by Quincy Investments Corp. and the Company payable to The Ageless Foundation, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

Exhibit
Number	Document
10.45	Guaranty of Promissory Note, dated as of August 3, 2005, by Peter H. Pocklington for the benefit of each of Symco Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.46	Guaranty of Promissory Note, dated as of August 5, 2005, by Peter H. Pocklington for the benefit of The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.47	Trademark License Agreement, dated August 3, 2005, by and among the Company, Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.48	Consulting Agreement, dated August 30, 2005, between Naturade, Inc. and Quincy Investment Corp., incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on September 6, 2005.

10.49	Asset Purchase Agreement, dated as of October 7, 2005, by and between Naturade, Inc. and Innovation Ventures, L.L.C. d b a Living Essentials, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

10.50	Amendment and Waiver, dated November 25, 2005 between Naturade, Inc. and Laurus Master Fund Ltd. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.51	Overadvance Side Letter between Naturade, Inc. and Laurus Master Fund Ltd., dated November 29, 2005 incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.52	Payoff Agreement by and between Naturade, Inc., Peter Pocklington and David Brown, dated November 22, 2005 incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.53	Amended and Restated Security and Purchase Agreement, by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.54	Amended and Restated Secured Term Note in the amount of $1,650,000, by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.55	Amended and Restated Secured Revolving Note in the amount of $3,000,000 by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.56	Reaffirmation and Ratification Agreement and Amendment by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.57	Amended and Restated Registration Rights Agreement, dated as of January 6, 2006, by and between Naturade, Inc., and Laurus Master Fund, LTD incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.58	Consulting Agreement, dated as of August 5, 2005, by and between Naomi Balcombe and Naturade, Inc. incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.59	Independent Contractor Proprietary Information and Inventions Agreement, dated August 5, 2005, by and between Naturade, Inc. and Naomi Balcombe incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.60	Transition Agreement, entered into as of August 3, 2005, by and between Naturade, Inc., Symco, Inc. and Symbiotics, Inc. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

Exhibit
Number	Document

10.61	Consulting Agreement, dated as of August 3, 2005, by and between Douglas Wyatt and Naturade, Inc. Incorporated and Symbiotics, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.62	Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and Douglas Wyatt incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.63	Consulting Agreement, dated as of August 3, 2005, by and between David Brown and Naturade, Inc. and Symbiotics, Inc. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.64	Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and David Brown and Symbiotics, Inc. incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.65	Common Stock Lock Up Agreement, dated August 3, 2005, by and between Naturade, Inc. and Douglas Wyatt and Symbiotics, Inc. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.66	Common Stock Lock Up Agreement, dated August 3, 2005, by and between Naturade, Inc. and David Brown and Symbiotics, Inc. incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.67	Fourth Amendment to Loan Agreement, dated as of March 24, 2006, by and between Naturade, Inc. and Howard Shao incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006.

10.68*	Second Amendment to Amended and Restated Employment Agreement, dated as of March 24, 2006, by and between Naturade, Inc. and Bill D. Stewart incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 29, 2006.

14.1	Code of Financial Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC. (Registrant)
DATE: May 15, 2006	By /s/ Bill D. Stewart
Bill D. Stewart
Chief Executive Officer

DATE: May 15, 2006	By /s/ Stephen M. Kasprisin
Stephen M. Kasprisin
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document
3.1	Certificate of Incorporation of Naturade, Inc., together with amendments and Certificates of Designation relating thereto, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3.2	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4	Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 28, 2001, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on January 3, 2002 incorporated by reference to Exhibit 3.5 to Form SB-2 (File No. 333-127397).

3.6	Certificate of Amendment of Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003 incorporated by reference to Exhibit 3.6 to Form SB-2 (File No. 333-127397).

3.7	Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on May 15, 2003 incorporated by reference to Exhibit 3.7 to Form SB-2 (File No. 333-127397).

3.8	Certificate of Decrease of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005 incorporated by reference to Exhibit 3.8 to Form SB-2 (File No. 333-127397).

3.9	Certificate of Designation of Series C Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.10	Certificate of Elimination of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.11	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Form of certificate of common stock, par value $0.0001 per share incorporated by reference to Exhibit 4.1 to Form SB-2 (File No. 333-127397).

4.2	Form of certificate of Series C Convertible Preferred Stock, par value $0.0001 per share, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.1*	Form of Option Agreement for Purchase of Naturade, Inc. Common Stock for Directors, incorporated by reference to Exhibit M to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

10.2*	Naturade, Inc. 1998 Incentive Stock Option Plan, as amended, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.

10.3*	Incentive Stock Option Plan with Bill D. Stewart, dated March 2, 1998, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed for the period ended March 31, 1998.

Exhibit
Number	Document

10.4	Industrial Lease, dated as of December 23, 1998, between the Company and The Irvine Company, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 30, 2000.

10.5	Loan Agreement among the Company, Health Holdings and Botanicals, LLC and Wald Holdings, LLC, dated as of August 31, 2000, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 20, 2000.

10.6*	Amended and Restated Employment Agreement between the Company and Bill D. Stewart, dated as of January 2, 2002, incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed January 3, 2002.

10.7	Loan Agreement by and among the Company, Health Holdings and Botanicals, LLC and David A. Weil, dated April 14, 2003, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.8*	First Amendment to Amended and Restated Employment Agreement between the Company and Bill D. Stewart, dated March 29, 2004, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.9	Joinder to Loan Agreement of Naturade, Inc., dated as of April 13, 2003, by and among Bill D. Stewart and the lenders listed therein, incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.10	Secured Promissory Note for $100,000 by the Company payable to Bill D. Stewart, dated April 14, 2004, incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.11	Secured Promissory Note for $100,000 by the Company payable to Health Holdings & Botanicals, LLC, dated April 14, 2004, incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on April 22, 2004.

10.12	Secured Promissory Note for $25,000 by the Company payable to David Weil, dated May 3, 2004, incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on May 6, 2004.

10.13	Secured Promissory Note for $75,000 by the Company payable to Health Holdings & Botanicals, LLC, dated May 3, 2004, incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K filed on May 6, 2004.

10.14*	Revised Employment Agreement between the Company and Stephen M. Kasprisin, dated as of June 1, 2004, incorporated by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on June 14, 2004.

10.15*	Revised Employment Agreement between the Company and Marwan Zreik, dated as of June 1, 2004, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on June 14, 2004.

10.16	Asset Purchase Agreement, dated November 2, 2004, between the Company and L.O.D.C. Group, LTD, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.17	First Amendment, dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.18	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 14, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit
Number	Document

10.19	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 13, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.20	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated August 16, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.21	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and David A. Weil, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.22	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and David A. Weil, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.23	First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and Bill D. Stewart, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.24	First Amendment to Loan Agreement, dated August 21, 2003, between the Company and Howard Shao incorporated by reference to Exhibit 10.24 to FormSB-2 (File No. 333-127397).

10.25	Second Amendment to Loan Agreement, dated September 23, 2004, between the Company and Howard Shao incorporated by reference to Exhibit 10.25 to Form SB-2 (File No. 333-127397).

10.26	Third Amendment to Loan Agreement, dated March 25, 2005, between the Company and Howard Shao, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.27	Master Investment Agreement, dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P., Quincy Investments Corp., Bill D. Stewart and David A. Weil, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.28	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Health Holdings and Botanicals, LLC to purchase up to 10,000,000 shares of common stock at $1.00 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.29	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.30	Common Stock Purchase Warrant, dated as of July 22, 2005, entitling Quincy Investments Corp. to purchase up to 7,000,000 shares of common stock at $1.02 per share, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.31	Registration Rights Agreement, dated as of July 22, 2005, by and among the Company, Health Holdings and Botanicals, LLC, Westgate Equity Partners, L.P. and Quincy Investments Corp., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.32	Asset Purchase Agreement, dated as of July 22, 2005, by and among Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.33	Assignment and Assumption Agreement dated, as of July 22, 2005, by and among the Company, Quincy Investments Corp., Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.34	Asset Purchase Agreement, dated as of July 27, 2005, by and between Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

Exhibit
Number	Document
10.35	Assignment and Assumption Agreement, dated as of July 28, 2005, by and among the Company, Quincy Investments Corp. and The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

10.36	Security and Purchase Agreement, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.37	Common Stock Purchase Option, dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 8,721,375 shares of common stock at $0.001 per share, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.38	Common Stock Purchase Warrant, dated as of July 26, 2005, entitling Laurus Master Fund, Ltd. to purchase up to 1,500,000 shares of common stock at $0.80 per share, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.39	Secured Convertible Term Note in the amount of $1,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.40	Secured Revolving Note in the amount of $3,000,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.41	Registration Rights Agreement, dated as of July 26, 2005, by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.42	Secured Convertible Minimum Borrowing Note in the amount of $500,000, by and between the Company and Laurus Master Fund, Ltd., dated July 26, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 1, 2005.

10.43	Promissory Note in the amount of $1,775, 687.46, dated August 3, 2005, by Quincy Investments Corp. and the Company payable to Symbiotics, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.44	Promissory Note in the amount of $648,234.00, dated August 5, 2005, by Quincy Investments Corp. and the Company payable to The Ageless Foundation, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.45	Guaranty of Promissory Note, dated as of August 3, 2005, by Peter H. Pocklington for the benefit of each of Symco Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.46	Guaranty of Promissory Note, dated as of August 5, 2005, by Peter H. Pocklington for the benefit of The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.47	Trademark License Agreement, dated August 3, 2005, by and among the Company, Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.48	Consulting Agreement, dated August 30, 2005, between Naturade, Inc. and Quincy Investment Corp., incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on September 6, 2005.

Exhibit
Number	Document

10.49	Asset Purchase Agreement, dated as of October 7, 2005, by and between Naturade, Inc. and Innovation Ventures, L.L.C. d b a Living Essentials, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 14, 2005.

10.50	Amendment and Waiver, dated November 25, 2005 between Naturade, Inc. and Laurus Master Fund Ltd. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.51	Overadvance Side Letter between Naturade, Inc. and Laurus Master Fund Ltd., dated November 29, 2005 incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.52	Payoff Agreement by and between Naturade, Inc., Peter Pocklington and David Brown, dated November 22, 2005 incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 1, 2005.

10.53	Amended and Restated Security and Purchase Agreement, by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.54	Amended and Restated Secured Term Note in the amount of $1,650,000, by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.55	Amended and Restated Secured Revolving Note in the amount of $3,000,000 by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.56	Reaffirmation and Ratification Agreement and Amendment by and between Laurus Master Fund, LTD. and Naturade, Inc., dated January 6, 2006 incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.57	Amended and Restated Registration Rights Agreement, dated as of January 6, 2006, by and between Naturade, Inc., and Laurus Master Fund, LTD incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 16, 2006.

10.58	Consulting Agreement, dated as of August 5, 2005, by and between Naomi Balcombe and Naturade, Inc. incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.59	Independent Contractor Proprietary Information and Inventions Agreement, dated August 5, 2005, by and between Naturade, Inc. and Naomi Balcombe incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.60	Transition Agreement, entered into as of August 3, 2005, by and between Naturade, Inc., Symco, Inc. and Symbiotics, Inc. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.61	Consulting Agreement, dated as of August 3, 2005, by and between Douglas Wyatt and Naturade, Inc. Incorporated and Symbiotics, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.62	Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and Douglas Wyatt incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.63	Consulting Agreement, dated as of August 3, 2005, by and between David Brown and Naturade, Inc. and Symbiotics, Inc. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.64	Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and David Brown and Symbiotics, Inc. incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

Exhibit
Number	Document
10.65	Common Stock Lock Up Agreement, dated August 3, 2005, by and between Naturade, Inc. and Douglas Wyatt and Symbiotics, Inc. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.66	Common Stock Lock Up Agreement, dated August 3, 2005, by and between Naturade, Inc. and David Brown and Symbiotics, Inc. incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.67	Fourth Amendment to Loan Agreement, dated as of March 24, 2006, by and between Naturade, Inc. and Howard Shao incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006.

10.68*	Second Amendment to Amended and Restated Employment Agreement, dated as of March 24, 2006, by and between Naturade, Inc. and Bill D. Stewart incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 29, 2006.

14.1	Code of Financial Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.

**	Filed herewith.