Form 10-Q
period 2006-06-30
NATURADE INC
filed 2006-09-25
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to __________

Commission File Number: 33-7106-A
________________

NATURADE, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2442709
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

601 Valencia Avenue, Suite 100, Brea, CA	92823
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 573-4800

________________

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

As of September 20, 2006, 43,332,733 shares of the registrant’s Common Stock were outstanding.

FORM 10-Q

QUARTERLY REPORT
Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NATURADE, INC.

Balance Sheets
As of June 30, 2006 and December 31, 2005
(Unaudited)

ASSETS
	June 30, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$45,187	$95,398
Accounts receivable, net	1,974,446	2,162,230
Inventories, net	732,965	896,173
Prepaid expenses and other current assets	272,807	229,394
Total current assets	3,025,405	3,383,195

Property and equipment, net	112,911	137,203
Goodwill	-	2,653,572
Customer lists, trademarks and formulations, net	1,844,444	2,311,111
Deferred financing fees, net	2,535,701	3,461,943
Other assets	42,584	42,002
Total assets	$7,561,045	$11,989,026

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,752,290	$2,904,019
Accrued expenses	602,330	431,071
Accrued interest	485,753	348,163
Notes payable to related parties	1,600,000	1,250,000
Revolving credit line	1,758,401	2,719,404
Current portion of long-term debt	2,696,540	2,323,079
Total current liabilities	10,895,314	9,975,736

Long-term debt, less current maturities	1,466,666	1,388,897
Warrants (29,147,743 Shares)	1,855,181	1,855,181
Total Liabilities	14,217,161	13,219,814

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $2,530,000 at June 30, 2006 and $1,150,000 at December 31, 2005;
par value $0.0001 per share:authorized 50,000,000 shares; issued and outstanding,
21,000,000 shares at June 30, 2006 and December 31, 2005 ($21,000,000 redemption
value).	4,210,000	2,830,000

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 43,332,733 at June 30, 2006 and
39,651,964 at December 31, 2005.	4,333	3,965
Non-Voting Common stock, par value $0.0001 per share; authorized,
2,000,000 shares; issued and outstanding, 117,284 shares at June 30, 2006 and
December 31, 2005.	12	12

Additional paid-in capital	22,389,785	21,883,842
Accumulated deficit	(33,260,246)	(25,948,607)
Total stockholders' deficit	(10,866,116)	(4,060,788)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$7,561,045	$11,989,026

See accompanying notes to financial statements.

NATURADE, INC.

Statements of Operations for theThree and Six Months
 Ended June 30, 2006 and June 30, 2005

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$2,786,622	$2,761,811	$6,582,134	$5,675,342

Cost of sales	1,444,236	1,549,520	3,370,271	3,087,034

Gross profit	1,342,386	1,212,291	3,211,863	2,588,308

Costs and expenses:
Selling, general and administrative expenses	2,316,067	1,476,538	4,370,763	3,068,951
Depreciation	15,470	15,033	42,581	30,303
Amortization	233,333	-	466,667	-

Total operating costs and expenses	2,564,870	1,491,571	4,880,011	3,099,254

Operating loss	(1,222,484)	(279,280)	(1,668,148)	(510,946)
Impairment of Goodwill	2,694,357	-	2,694,357	-
Other expense (Income)	8,950	(1,771)	7,818	(3,446)

Interest expense:
Interest	172,373	87,567	374,025	173,375
Amortization of deferred financing fees	533,303	-	1,186,491	-
Total Interest Expense	705,676	87,567	1,560,516	173,375

Loss before provision for income taxes	(4,631,467)	(365,076)	(5,930,839)	(680,875)

Provision for income taxes	-	-	800	800

Net loss	$(4,631,467)	$(365,076)	$(5,931,639)	$(681,675)

Less:
Preferred Stock Dividends-Series B	$-	$(68,844)	$-	$(136,008)
Deemed Dividend-Series B	-	(71,429)	-	(142,857)
Deemed Dividend-Series C	(690,000)	-	(1,380,000)	-

Net Loss Attributable to Common Shareholders	$(5,321,467)	$(505,349)	$(7,311,639)	$(960,540)

Basic and Diluted Net Loss per share	$(0.12)	$(0.01)	$(0.17)	$(0.02)

Weighted Average Number of Shares used in Computation of
Basic and Diluted Net Loss per share	43,332,733	44,651,170	43,332,733	44,651,170

See accompanying notes to financial statements.

NATURADE, INC.

Statements of Cash Flows for the Six Months
Ended June 30, 2006 and June 30, 2005

	Six months	Six months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,931,639)	$(681,675)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	509,248	30,303
Amortization of loan discounts and deferred financing fees	1,186,491	-
Issuance of common stock for consulting	440,578	-
Stock Based Compensation	65,733	-
Impairment of Goodwill	2,694,357	-
Changes in assets and liabilities:
Accounts receivable	187,784	610,065
Inventories	163,208	647,643
Prepaid expenses and other current assets	(43,413)	(45,155)
Other assets	(582)	-
Accounts payable and accrued expenses	1,157,120	24,441
Net cash provided by (used in) operating activities:	428,885	585,622

Cash flows from investing activities:
Purchase of property and equipment	(18,289)	-
Acquisitions	(40,785)	-
Net cash used in investing activities:	(59,074)	-

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(961,003)	(705,158)
Payments of long-term debt	(139,679)	(5,609)
Proceeds from issuance of debt to related parties	350,000	175,000
Deferred financing fees	(260,249)	-
Proceeds from term loan	590,909	-
Net cash provided by (used in) financing activities:	(420,022)	(535,767)

Net increase (decrease) in cash and cash equivalents	(50,211)	49,855
Cash and cash equivalents, beginning of period	95,398	210,573
Cash and cash equivalents, end of period	$45,187	$260,428

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$169,380	$69,656
Income taxes	$800	$800

Non-cash financing transactions:
Preferred stock dividend accrued-Series B	$-	$136,008
Deemed dividend-Series B	$-	$142,857
Deemed dividend-Series C	$1,380,000	$-

See accompanying notes to financial statements.

NATURADE, INC.

Notes to Financial Statements
(Unaudited)

1.
Basis of Presentation and Going Concern — The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Naturade, Inc.’s (the “Company”) financial statements have been prepared based upon the assumption that the Company will continue as a going concern. The Company’s former independent registered public accounting firm modified their report on the Company’s financial statements for the fiscal year ended December 31, 2005 with a statement that substantial doubt exists as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from a negative outcome of this uncertainty.

On August 31, 2006 (the "Petition Date"), the Company filed a voluntary petition for protection and reorganization (the "Chapter 11 Matter") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 2 for additional information.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 Matter (see Note 2), such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Matter. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Matter will be segregated and classified as liabilities subject to compromise in the September 30, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Matter for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company has an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, will be classified as liabilities subject to compromise in the September 30, 2006 balance sheet. In addition, the Company will report all transactions (other than interest expense) directly related to the Chapter 11 Matter as reorganization items in its future statement of operations. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP. The accompanying condensed balance sheet at June 30, 2006 and the condensed statements of operations and cash flows for the periods ended June 30, 2006 and 2005 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which (except the impairment of goodwill) consist only of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2005 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 13, 2006.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

2.
Impairment - On June 30, 2006 due to the Company’s continuing poor financial condition, management assessed the recoverability of the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Management concluded that all goodwill approximating $2,700,000 was fully impaired. The impairment loss reflects the amount by which the carrying value of goodwill exceeded its estimated fair value determined by the estimated future discounted cash flows. The impairment loss is recorded as “Impairment of Goodwill” in the accompanying statement of operations for the quarter ended June 30, 2006.

3.
Inventories — Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Raw Materials	$182,529	$235,885
Finished Goods	579,653	843,942
Subtotal	762,182	1,079,827
Less: Reserve for Excess and Obsolete Inventories	(29,217)	(183,654)
	$732,965	$896,173

4.
Leases — The Company rents property and equipment under certain non-cancelable operating leases expiring in various years through 2013. Such leases may be rejected in the Chapter 11 matter. Future minimum commitments under operating leases as of June 30, 2006 are as follows:

Year	Amount
2006 (July-December)	$209,472
2007	384,543
2008	382,681
2009	399,127
2010	412,585
Thereafter	1,204,992
Total	$2,993,400

5.
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

Common stock issued to Quincy was valued at the cost per share at the date of closing $0.08 or $2,477,788. Series C was valued based upon the value of common stock, if converted of $336,000. The difference between the terminal value of Series C of $4,200,000 and the value at closing of $336,000 ($3,864,000) will be accreted to December 31, 2012 and charged to retained earnings as a preferred stock dividend. The Company determined that there is no beneficial conversion feature of this exchange. The Quincy Warrants were valued at $845,592 using Black Scholes. Of the total value of the common stock, Quincy Warrants and Series C shares ($3,659,380), $691,401 was allocated to the purchase cost for Ageless and Symco based on a usual broker fee percentage to the total purchase price of the acquisitions. The remaining value of $2,967,979 was allocated to deferred financing fees (debt issuance cost and guarantee fees) ratably to the three amounts of debt guaranteed by Quincy. The deferred financing fees will be amortized over the term of each loan based on the interest method. (See Note 7).

On August 30, 2005, the Company entered into a Management Services Agreement under which certain principals of Quincy will provide management and consulting services to the Company.

6.
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

Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility has a term of three years ending on July 26, 2008 and carries an interest rate of prime plus 2% per annum (10.25% at June 30, 2006), subject to certain reductions based upon growth of the Company’s stock price. The term loan will be repaid in 33 installments of $50,000 commencing April 1, 2006.

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

The Company used a portion of the proceeds of the facility to payoff its current bank credit facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”) and used the remainder for working capital purposes.

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

At June 30, 2006, $1,758,401 was outstanding under the revolving facility, and $1,500,000 was outstanding under the term loan.

Future minimum principal payments under long-term debt as of June 30, 2006 are as follows:

Year Ending December 31
2006 (July-December)	$2,998,234
2007	3,358,401
2008	366,667
Thereafter	-
Total	$6,723,302

7.
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

On July 27, 2005, Quincy and Ageless entered into an Asset Purchase Agreement (the “Ageless Agreement”), pursuant to which Quincy had the right to acquire certain assets relating to Ageless’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($173,593), (b) assume an obligation to an employee of the company in an amount equal to $600,000 and (c) issue a promissory note payable to Ageless in the principal amount of $700,000, subject to a working capital adjustment. Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors, guaranteed the promissory note payable to Ageless. The Company is currently in litigation with Ageless regarding payments on the note and counter claims by the Company related to alleged breeches of representations and warranties by Ageless (See Note 14). In this acquisition, the Company acquired distribution rights, and substantially all of the assets related to, the Ageless™ line of anti-aging products.

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

8.
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

On August 21, 2003, the terms of the remaining outstanding Investor Notes totaling $202,345 were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. On September 23, 2004, the payment terms on these Investor Notes were modified to December 31, 2004. On March 25, 2005, the payment provisions of the Investor Notes were amended to require a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest due December 31, 2005. In addition, the conversion provision of the Investor Notes allowing the holder to convert outstanding Investor Notes to the Company’s common stock at a predetermined price was eliminated. On March 24, 2006, the payment provisions of the Investor Notes were amended to require an interest payment of $10,000 on March 31, 2006 and a payment of $92,345, plus accrued interest on June 30, 2006. On May 25, 2006, the Company issued 1,000,000 shares of common stock valued at $0.12 per share ($120,000) as payment of the principal and interest on the Investor Notes. At June 30, 2006, there was $-0- outstanding under the Investor Notes.

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

On June 3, 2005, the terms of the Loan Agreement were modified to increase the maximum advance to $1,550,000, and the Lender Group advanced an additional $175,000. Proceeds of the advances have been used for working capital. On July 27, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2006. As of June 30, 2006, there was $1,250,000 outstanding under the Loan Agreement.

In April 2006, The Company’s principal shareholder, Quincy, loaned the Company $350,000. This loan is payable on demand and does not carry a stated interest charge. At June 30, 2006, $350,000 was outstanding on this loan. There is no written agreement for this loan between Quincy and the Company.

9.
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

10.
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

On July 22, 2005 Westgate exchanged the Series B for 4,200,000 shares of Series C. (See Note 6)

11.
Stock-Based Compensation — Effective January 1, 2006, the Company began recording compensation expense associated with stock options for employees in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. The Company has adopted the modified prospective transition method provided under SFAS 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the three and six months periods ended June 30, 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

As a result of the adoption of SFAS 123R, the Company’s net loss for the six months ended June 30, 2006, includes $65,733 of compensation expense related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. As the Company is currently in a tax loss carryover position, no tax benefits were recorded for the compensation expense under SFAS 123R.

The Company has not had any exercise of stock options; however, the Company will issue new shares upon the exercise of stock options in the future.

Employee Stock Option Plan — In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,699,000 incentive options under the Plan at the weighted average exercise price per share of $0.13 as of June 30, 2006. These options expire seven years from the date of grant.

Director Stock Options — In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03. These options expire on October 14, 2006.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the six months ended June 30, 2006.

Risk-free interest rate	4.42%
Expected volatility of common stock	17.77%
Dividend yield rate	-0-
Expected option term	5 years

The computation of the expected term is based on a weighted average calculation of the estimated average life of unexercised options. The expected volatility is based on the historical volatility of the S&P small capital 600 fund for the 12 months prior to the end of the quarter options were granted. The Company elected to use this index as a result of the relative small number of shares held by non-affiliate shareholders (2,586,102) as compared to total outstanding shares (43,332,733). The Company believes this index is a more accurate indicator of the volatility of similar companies of similar size versus the movement of the Company’s stock with limited trading volume. The risk free interest is based upon the implied yield on U.S. Treasury constant maturities with a remaining term equal to the expected term of the option. The dividend yield rate is projected to be zero. The estimated forfeiture rate on stock options was zero and was based upon past history of the Company.

A summary of the Company’s outstanding stock options is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
Outstanding at December 31, 2005	13,874,875	$0.09	10,369,625	$0.03
Granted	220,000	$0.12
Exercised	-0-	$0
Expired	(352,000)	$0.14
Outstanding at June 30, 2006	13,742,875	$0.07	10,992,875	$0.04

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 was $996,845.

The following table summarizes non-vested options at June 30, 2006:

	Number of Shares	Grant-Date Fair Value
Non-vested at December 31, 2005	3,505,250
Granted	220,000	$0.12
Vested	(623,250)
Exercised	-0-
Expired	(352,000)
Non-vested at June 30, 2006	2,750,000

The following table summarizes information about stock options outstanding at June 30, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price for Exercisable Options
$0.0001 - $0.01	8,721,375	Indefinite	$0.0001	8,721,375	$0.0001
$0.025 - $0.08	980,000	5	$0.04	980,000	$0.04
$0.10 - $0.50	3,850,000	7	$0.20	1,100,000	$0.20
$0.70 - $1.13	191,500	1	$0.90	191,500	$0.90
	13,742,875		$0.07	10,992,875	$0.04

The weighted average fair value of each option granted during the six months ended June 30, 2006, estimated using the Black-Scholes option valuation model, was $0.031 per option.

At June 30, 2006, there was $ 190,834 of unamortized compensation costs related to non-vested stock options which is expected to be recognized over a remaining weighted average vesting period of 2 years.

For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123R in determining stock-based compensation for awards under the plan:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Net loss: As reported	$(4,631,467)	$(365,076)	$(5,931,639)	$(681,675)
Add: Stock-based employee compensation expense included in reported net loss	---	---	---	---
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(32,987)	(599)	(65,974)	(1,198)
Pro forma	$(4,664,454)	$(365,675)	$(5,997,613)	$(682,873)
Basic and diluted net loss per share:
As reported	$(0.12)	$(0.01)	$(0.17)	$(0.02)
Pro forma	$(0.12)	$(0.01)	$(0.17)	$(0.02)

Warrants — In 1999, the Company granted warrants to purchase 600,000 shares of common stock in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 10, the holders of the warrants agreed they would be exercisable for Non-Voting common stock. On December 31, 2004, the warrants issued to Westgate in conjunction with the Private Equity Transaction described in Note 10, were not exercised and accordingly expired.

In consideration for entering into the Financing Agreement described in Note 6, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitles the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitles the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2006 through July 26, 2010.

In consideration for entering into the Master Investment Agreement described in Note 5, the Company issued to Quincy warrants to purchase shares of the Company’s common stock. The warrants entitle the holder to purchase up to 7,000,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 22, 2006 until July 22, 2015 and to purchase up to 7,000,000 shares of common stock at a purchase price of $1.02 per share at any time on or after July 22, 2006 until July 22, 2015. In addition, the Company issued to Health Holdings a warrant to purchase shares of the Company’s common stock. The warrant entitles the holder to purchase up to 10,000,000 shares of common stock at a purchase price of $1.00 per share at any time on or after July 22, 2006 until July 22, 2015.

On July 26, 2005, the Company issued to Liberty a warrant to purchase up to 3,647,743 shares of the Company’s common stock at $0.08 per share for introducing the Company to Laurus.

A summary of the Company’s outstanding warrants is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
Outstanding at December 31, 2005	29,747,743	$0.83	2,100,000	$0.86
Granted	-0-	$0
Exercised	-0-	$0
Expired	-0-	$0
Outstanding at June 30, 2006	29,747,743	$0.83	2,100,000	$0.86

The following table summarizes information about warrants outstanding at June 30, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price for Exercisable Warrants
$0.01-$0.10	3,647,743	5	$0.08	0	$0
$0.80-$1.10	26,100,000	5	$0.94	2,100,000	$0.86
	29,747,743		$0.83	2,100,000	$0.86

12.
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

Operating segment data for the three and six month periods ended June 30, 2006 and 2005 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended June 30, 2006
Sales	$1,683,766	$1,102,856	$2,786,622
Cost of sales	847,353	596,883	1,444,236
Gross profit	$836,413	$505,973	$1,342,386

Three months ended June 30, 2005
Sales	$1,328,956	$1,432,855	$2,761,811
Cost of sales	707,697	841,823	1,549,520
Gross profit	$621,259	$591,032	$1,212,291

Six months ended June 30, 2006
Sales	$4,038,117	$2,544,017	$6,582,134
Cost of sales	1,955,836	1,414,435	3,370,271
Gross profit	$2,082,281	$1,129,582	$3,211,863

Six months ended June 30, 2005
Sales	$2,868,758	$2,806,584	$5,675,342
Cost of sales	1,499,975	1,587,059	3,087,034
Gross profit	$1,368,783	$1,219,525	$2,588,308

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and six month periods ended June 30, 2006 and 2005 was as follows:

	United States	International	Total
Three months ended June 30, 2006
Sales	$2,664,763	$121,859	$2,786,622
Cost of sales	1,377,213	67,023	1,444,236
Gross profit	$1,287,550	$54,837	$1,342,386

Three months ended June 30, 2005
Sales	$2,722,719	$39,092	$2,761,811
Cost of sales	1,528,632	20,888	1,549,520
Gross profit	$1,194,087	$18,204	$1,212,291

Six months ended June 30, 2006
Sales	$6,389,664	$192,471	$6,582,134
Cost of sales	3,264,412	105,859	3,370,271
Gross profit	$3,125,252	$86,612	$3,211,863
Six months ended June 30, 2005
Sales	$5,595,552	$79,790	$5,675,342
Cost of sales	3,041,925	45,108	3,087,034
Gross profit	$2,553,627	$34,682	$2,588,308

During the six months ended June 30, 2006 and 2005, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end
Three Months ended June 30, 2006	$588,221	$330,099	$413,520	$305,707	$365,414	$144,472
Three Months ended June 30, 2005	$688,058	$443,691	$518,829	$362,473	$351,952	$126,956
Six Months ended June 30, 2006	$1,306,788	$330,099	$920,219	$305,707	$833,935	$144,472
Six Months ended June 30, 2005	$1,485,321	$443,691	$1,181,257	$362,473	$663,929	$126,956

13.
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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of June 30, 2006.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.

14.
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

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013, however, the Company vacated the premises in August 2006. The Company has not accrued the remaining rent as June 30, 2006 and management believes that the lease will be rejected as a result of the Chapter 11 Matter.

On June 30, 2006, a judgment in the amount of $271,000 was entered against the Company related to a vendor. Such amount has been accrued at June 30, 2006.

The Company has fully accrued the amounts claimed in these suits as of June 30, 2006.

15.
Issuance of Unregistered Common Stock — During the 3 months ended June 30, 2006, the Company issued the following equity securities directly, without the services of an underwriter, and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act:

•
The Company issued to CEO Cast, Inc., 400,000 shares of common stock, in consideration of CEO Cast, Inc. providing certain investor relations consulting. The shares were valued at a price of $0.10 ($40,000), which was the closing price of the Company’s common stock on May 31, 2006, and the total costs of $40,000 was charged to selling, general and administrative expense in May 2006; and,

•
The Company issued to Howard Shao, 1,000,000 shares of common stock in payment of the Investor Notes plus accrued interest to Mr. Shao (see Note 7). The shares were valued at a price of $0.12 ($120,000), which was the closing price of the Company’s common stock on May 25, 2006.

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

All comparisons below are for the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005.

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

The Company was incorporated in 1986 under the laws of the state of Delaware. The Company’s principal executive offices are located at 601 Valencia Avenue, Suite 100., Brea, California 92823, and its telephone number is (714) 573-4800. The Company’s website is located at www.naturade.com.

Recent Developments

Chapter 11 Filing

On August 31, 2006 (the "Petition Date"), the Company filed a voluntary petition for protection and reorganization (the "Chapter 11 Matter") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 2 for additional information.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 Matter (see Note 2), such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Matter. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Matter will be segregated and classified as liabilities subject to compromise in the September 30, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Matter for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The Company has an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, will be classified as liabilities subject to compromise in the September 30, 2006 balance sheet. In addition, the Company will report all transactions (other than interest expense) directly related to the Chapter 11 Matter as reorganization items in its future statement of operations. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP. The accompanying condensed balance sheet at June 30, 2006 and the condensed statements of operations and cash flows for the periods ended June 30, 2006 and 2005 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which (except the impairment of goodwill) consist only of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2005 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 13, 2006.

Recapitalization

In July 2005, the Company completed a recapitalization in which Quincy Investments Corp. (“Quincy”) acquired (i) 30,972,345 shares of common stock, (ii) warrants to purchase 14,000,000 shares of common stock and (iii) 4,200,000 shares of Series C Convertible Preferred Stock (the “Series C”), all in consideration of Quincy negotiating, and arranging the financing for, the acquisitions described below and guaranteeing the payment of a portion of the purchase price of each such acquisition. In this recapitalization, the Company’s principal stockholders, Health Holdings and Botanicals LLC (“Health Holdings”) and Westgate Equity Partners, L.P. (“Westgate”) exchanged all shares of common stock and Series B Convertible Preferred Stock held by them, including any accrued and unpaid dividends, for (i) 16,800,000 shares of Series C and (ii) warrants to purchase 10,000,000 shares of common stock. See Note 5 to Financial Statements, “Recapitalization.”

Financing

In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus Master Fund, Ltd. (“Laurus”), consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, The Company issued to Laurus an option to purchase up to 8,721,375 shares of common stock at $0.0001 per share and a warrant to purchase up to 1,500,000 shares of common stock at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminated the conversion features on the facility. The Company issued Laurus 1,050,000 shares of common stock in consideration for this amendment. See Note 6 to Financial Statements, “Financing.”

Acquisitions

In August 2005, the Company acquired certain assets relating to the health products retail business of The Ageless Foundation, Inc. (“Ageless”), Symco, Inc. (“Symco”) and Symbiotics, Inc. (“Symbiotics”). See Note 7 to Financial Statements, “Acquisitions.”

Major trends that affected the Company’s results of operations in 2006

The major trends affecting the Company’s results of operations in the first six months ended June 30, 2006 included the following:

•
The Company’s lack of sufficient cash to maintain proper inventory levels has had a negative effect on the Company’s revenues for the six months ended June 30, 2006. The Company believes this trend is likely to continue unless the Company obtains sufficient capital to bring inventory levels back to historical levels.

•	The sale of products acquired in the Ageless and Symco transactions in late 2005 which accounted for $465,855 and $1,393,841, respectively, in revenues in the six months ended June 30, 2006.

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

For the six months ended June 30, 2006 and 2005, distributor and promotional allowances were $297,706, or 6.9% of gross sales, and $371,038, or 10.7% of gross sales, respectively.

•	Damages and Returns

In the six months ended June 30, 2006 and 2005, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends. For the six months ended June 30, 2006 and 2005, damages and returns charged against revenues were $155,731, or 2.1 % of gross sales, and $156,362, or 2.3% of gross sales, respectively.

The following is a summary of the damages and returns reserve:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Beginning balance	$42,910	$55,067
Provision for damages and returns	155,731	156,362
Actual damages and returns during the period	(164,553)	(170,260)
Ending balance	$34,088	$41,169

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

For the six months ended June 30, 2006 and 2005, cash discounts were $68,698, or 0.9% of gross sales, and $114,040, or 1.7 % of gross sales, respectively.

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

For the six months ended June 30, 2006 and 2005, slotting costs were $75,537, or 1.0% of gross sales, and $104,663, or 1.5 % of gross sales, respectively.

•	Coupon and Rebate Redemption

Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates.

For the six months ended June 30, 2006 and 2005, coupon and rebate costs were $1,007 and $5,022, respectively.

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

	Percent of Net Sales Six Months Ended June 30,		Percentage Dollar Increase (Decrease) Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100%	100%	16%	(29%)
Gross profit	49%	46%	24%	(29%)
Selling, general and administrative expenses	66%	54%	42%	(22%)
Depreciation & amortization.	8%	1%	1,581%	(14%)
Operating loss	(25%)	(9%)	(226)%	(45%)
Interest expense	24%	3%	800%	13%
Loss before provision for income taxes	(49%)	(12%)	375%	(60%)
Provision for income taxes	0%	0%	0%	0%
Net loss	(49%)	(12%)	375%	(60%)

The Company incurred non-cash, consulting and investment relations expenditures in the six months ended June 30, 2006 which were not incurred in the previous period. The Company believes it is necessary to compare results after adjustment for these expenditures in order to properly evaluate the effects of the Company’s recent acquisitions and results from operations. The following chart summarizes the effect on earnings from these expenditures:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Net loss attributable to common shareholders	$(7,311,639)	$(960,540)
Plus non-cash charges:
Preferred stock dividend-Series B	--	136,008
Deemed dividend-Series B	--	142,857
Deemed dividend-Series C	1,380,000	--
Impairment of goodwill	2,694,357	--
Stock based compensation	65,733	--
Net income before non-cash charges	(3,171,549)	(681,675)
Interest expense	374,025	173,375
Amortization of deferred financing fees (1)	1,186,491	--
Taxes	800	800
Earnings before non-cash charges, interest and taxes	(1,610,233)	(507,500)
Depreciation	42,581	15,033
Amortization (2)	433,667	--
Earnings before non-cash charges, interest, taxes, depreciation and amortization	(1,133,985)	(492,467)
Consulting and investment relations costs (3)	296,459	--

Earnings before non-cash charges, interest, taxes, depreciation, amortization and consulting and investment relations costs	$(837,526)	$(492,467)

(1)	Represents the amortization of deferred financing fees based upon the interest method.
(2)	Represents amortization of intangible assets acquired in Symco and Ageless transactions.
(3)	Represents consulting and investment fees related to raising future capital for the Company.

The amortization of deferred financing fees will continue through the life of the financing. The amortization of intangibles will remain for the useful life of the respective assets which range from 36 months to 60 months in duration.

Net Sales

Net sales for the three months ended June 30, 2006 of $2,786,622 increased $24,811 or 1.0% as compared to net sales of $2,761,811 for the three months ended June 30, 2005. Net sales for the six months ended June 30, 2006 were $6,582,134, an increase of $906,793 or 16.0% as compared to net sales for the six months ended June 30, 2005 of $5,675, 342. The increase in net sales for both periods is due principally to sales of Symbiotics and Ageless brands, which were acquired in August 2005, totaling $703,887 and $1,746,722 for the three and six months ended June 30, 2006 respectively partially offset by declines in the sale of ReVivex® brands of $330, 345 and $746,472 for the three and six months ended June 30, 2006 respectively and declines in core products sales of $348,731 and $93,457 for the three and six months ended June 30, 2006. The decline in both ReVivex® and core brands can be attributed to the lack of capital to support the brands at retail coupled with a lack of capital to purchase sufficient inventory necessary to maintain traditional order fill ratios.

Net sales are calculated based upon gross revenues less certain allowances.

For the six months ended June 30, 2006, distributor and promotional allowances were $297,706, or 7.0% of gross sales, compared to $371,038, or 10.7% of gross sales, for the same period in 2005. The decrease in distributor and promotional allowances is a result of increased revenues coming from the sales of Symco and Ageless brands which do not typically have promotional allowances. Damages and returns for the six months ended June 30, 2006 were $167,600, or 3.9% of gross sales, as compared to $218,400, or 6.3% of gross sales, for the six months ended June 30, 2006. Lower sales in the mass market have resulted in lower returns. Cash discounts for the six months ended June 30, 2006 were $34,889, or 0.8% of gross sales, as compared to $69,372, or 2.0% of gross sales, in the same period of 2005. Cash discounts for the six months ended June 30, 2006 decreased due to lower collections during the period. Slotting charges related to new distribution for the six months ended June 30, 2006 were $43,888, or 1.0% of gross sales, as compared to $47,782, or 1.4% of gross sales, in the same period of 2005. There were no significant new slotting charges in the six months ended June 30, 2006 as we did not introduce a significant amount of new products during the period and the introduction of Ageless and Symco products to the health channel did not require slotting charges. Coupon and rebate redemption for the six months ended June 30, 2006 was $141, as compared to $3,459 in the same period of 2005.

Mass Market Net Sales. For the three months ended June 30, 2006, mass market revenues decreased $329,999 or 23.0% from $1,432,855 to $1,102,856 for the three months ended June 30, 2005. For the six months ended June 30, 2006 mass market net sales decreased $262,567, or 9.4%, to $2,544,017 from $2,806,584 for the six months ended June 30, 2005. The decrease in net sales during the period is principally related to the decreased sales of the ReVivex® brand during the period due to the lack of promotional funds available for consumer advertising.

Health Food Net Sales. For the three months ended June 30, 2006, health food channel net sales increased $354,810, or 26.7%, to $1,683,766 from $1,328,956 for the three months ended June 30, 2005. For the six months ended June 30, 2006, health food channel net sales increased $1,169,359, or 40.8%, to $4,038,117 from $2,868,758 for the six months ended June 30, 2005. The sales increase is principally related to sales of Ageless and Symco brands which were $703,887 and $1,746,722, respectively, for the three and six months ended June 30, 2006 partially offset by reductions in sales of core protein powders related to lower fill rates on customer orders as a result of cash restrictions on inventory purchases. The Ageless and Symco brands were acquired in August 2005.

Channels of Distribution. On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 60.4% and 61.3% for the health food channel and 39.6% and 38.7% for the mass market channel for the three and six month periods ended June 30, 2006 as compared to 48.1% and 50.5% for the health food channel and 51.9% and 49.5% for the mass market channel, respectively, for the same period in 2005. The change in sales by channel is principally related to the sales of Ageless and Symco brands which are principally sold through the health food channel coupled by the decline in ReVivex® brands in the mass market channel.

For the three months ended June 30, 2006, domestic net sales decreased $57,956, or 2.2%, to $2,664,763 from $2,722,719 for the three months ended June 30, 2005. For the six months ended June 30, 2006, domestic net sales increased $794,112, or 14.2%, to $6,389,664 from $5,595,552 for the six months ended June 30, 2005. The increase in domestic net sales is principally due to the sales of Ageless and Symco brands that are currently sold principally in the U.S.A. For the three months ended June 30, 2006, international sales increased $82,767, or 211.7%, to $121,859 from $39,092. For the six months ended June 30, 2006, international sales increased $112,681, or 141.2%, to $192,471 from $79,790. International sales for the both periods increased principally due to the expansion of the Ageless and Symco products to international customers in the fourth quarter of 2005 which continued to grow during the six months ended June 30, 2006.

Gross Profit

Gross profit for the three months ended June 30, 2006 increased $130,095 or 10.7% to $1,342,386 from $1,212,291 for the same period in 2005. Gross profit for the six months ended June 30, 2006 increased $623,556 or 24.1% to $3,211,864 from $2,588,308 for the same period in 2005. The increase for both periods is principally a result of increased revenues for the period along with increased margins from sales of Symbiotics and Ageless products versus the Company’s core products. Gross profit, as a percentage of sales increased from 43.9% and 45.6% of net sales in the three and six month periods ended June 30, 2005 respectively, to 48.2% and 48.8% of net sales in the three and six month periods ended June 30, 2006 respectively, due to higher margins related to Ageless products which carry an average gross margin of 72% and Symbiotics products which carry an average gross margin of 60% compared to the average gross margin for other Registrant products of 45%.

Operating Costs and Expenses

Operating costs and expenses for the three months ended June 30, 2006 increased by $1,073,299 to $2,564,870, or 92.0% of net sales, from $1,491,571, or 54.0% of net sales, for the same period in 2005. Operating expense for the period include a non-cash charge of $233,333 in amortization of intangible assets acquired in acquisitions and one time costs of $133,383 related to financing and potential acquisition activities. Without these non-recurring and non-cash expenses, operating costs would have been 78.9% of net sales for the period. The remaining increase in operating costs for the period is related to increased professional fees for audit and consulting of $138,407 related to the integration of the acquisitions by the Company in late 2005, $265,000 related to the forgiveness of management fees by the Company’s principal shareholder in 2005 coupled with $75,000 in management fees charged by the Company’s new principal shareholder in 2006 and payroll related charges of $310,615 for employees acquired in the Ageless and Symbiotics acquisition .

Operating costs and expenses for the six months ended June 30, 2006 increased $1,780,757 to $4,880,011, or 74.1% of net sales, from $3,099,254, or 54.6% of net sales, for the same period in 2005. Operating expense for the period includes a non-cash charge of $466,667 in amortization of intangible assets acquired in acquisitions and non-recurring costs of $296,459 related to financing and potential acquisition activities. Without these one-time and non-cash expenses, operating costs would have been 62.5% of net sales for the period. The remaining increase in operating costs for the period is related to increased professional fees for audit and consulting of $138,407 related to the integration of the acquisitions by the Company in late 2005, $265,000 related to the forgiveness of management fees by the Company’s principal shareholder in 2005 coupled with $150,000 in management fees charged by the Company’s new principal shareholder in 2006 and payroll related charges of $464,224 for employees acquired in the Ageless and Symbiotics acquisition .

Interest Expense

Interest expense for the three months ended June 30, 2006 increased $618,109 to $705,676 from $87,568 compared to the same period in 2005 principally due to amortization of deferred financing fees and debt discounts of $653,188 in 2006 related to the recapitalization of the Registrant coupled with the acquisitions of Symbiotics and Ageless.

Interest expense for the six months ended June 30, 2006 increased $1,387,141 to $1,560,516 from $173,375 compared to the same period in 2005 principally due to amortization of deferred financing fees and debt discounts of $1,186,491 in 2006 related to the recapitalization of the Registrant coupled with the acquisitions of Symbiotics and Ageless. In addition, increased borrowings on the Loan Agreement with related parties, coupled with increased average borrowings partially offset by lower average interest rates on the Registrant’s credit facility during the six months ended June 30, 2006 resulted in an increase of $200,650 in interest expense during the period.

Liquidity and Capital Resources

On August 31, 2006 (the "Petition Date"), the Company filed a voluntary petition for protection and reorganization (the "Chapter 11 Matter") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 2 for additional information.

The Company’s operating activities provided cash of $428,885 in the six months ended June 30, 2006, compared to cash provided of $585,622 from operating activities in the six months ended June 30, 2005. This increase in cash used from operating activities is primarily due to the increased net loss for the period partially offset by the increase in cash provided by accounts payable of $1,157,120 during the period related to cash constraints incurred by the Company during the period combined with a decrease in cash provided by inventory and cash provided by receivables of $during the same period in 2005.

Net cash provided by inventories was $163,208 for the six months ended June 30, 2006, compared with net cash provided by inventories of $647,643 for the six months ended June 30, 2005. Management elected to reduce inventories during the first six months of 2005 in order to offset reduced sales forecasted for the period. The Company continues to maintain inventory levels necessary to minimize demands on cash yet sufficient to meet current customer orders, however, the Company has incurred a reduction in fill rates due to cash constraints on the purchasing of inventory, from an average of 92% in 2005 to approximately 83% in 2006,resulting in lost sales during the period.

Net cash provided from accounts receivable was $187,784 for the six month period ended June 30, 2006 compared to net cash provided from accounts receivable of $610,065 for the same period of 2005, principally due a larger increase in sales from January 1, 2005 to June 30, 2005 versus the same period in 2006. General customer terms, receivable days outstanding and the Company’s collection policies have remained constant.

Net cash provided by accounts payable and accrued expenses was $1,157,120 for the six month period ended June 30, 2006 compared to net cash provided of $24,441 for the same period of 2005, principally due to an increase in accounts payable related an extension of vendor days outstanding to approximately 90 days as a result of the Company’s cash position during the period coupled with increased purchases by the Company over the same period in 2005 due to increased sales..

There were no changes in the provision for excess and obsolete inventory for the six month period ended June 30, 2006 and 2005.

The Company’s working capital deficit increased $1,277,368 from $6,592,541 at December 31, 2005 to $7,869,909 at June 30, 2006. This increase was largely due an increase in accounts receivable of $ 187,784 related to decreased sales during the later portion of the period coupled with a decrease in inventories of $163,208 and an increase in accounts payable and accrued expenses of $1,019,530 due to the difficulties in purchasing inventories due to the cash constraints on the Company and borrowings of $350,000 from a principal shareholder of the Company partially offset by the transfer of $740,909 of revolving debt to term debt in conjunction with the amendment of the Laurus Financing Agreement on January 11, 2006.

The Company’s cash used by financing activities was $420,022 for the six months ended June 30, 2006, compared to cash used by financing activities of $535,767 for the same period of 2005. The decrease in cash used by financing activities was the result of borrowings of $590,099 on the Term Note during the six months ending June 30, 2006 combined with increased borrowings from related parties of $350,000 compared to $175,000 in the same period of 2005. This was partially offset by increased repayments on the line of credit of  $961,003 as compared to $705,158 in 2005.

As of June 30, 2006, the Company was in compliance with all of the covenants of the Credit Agreement with Laurus.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2006, the Company had an accumulated deficit of $33,260,246, a net working capital deficit of $7,869,909 and a stockholders’ capital deficiency of $10,866,116, and had incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2005 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s liquidity would be adversely affected if the Company commits a default under the Financing Agreement and Laurus exercises its right to terminate, or demand immediate payment of all amounts outstanding under, the Financing Agreement as a result of a default. In addition, if the Company continues to incur declines in revenues, the Company could encounter a shortage in cash reserves required to meet current commitments. This could result in the Company being unable to obtain products necessary to fulfill customer orders. The Company has raised additional capital through the financing with Laurus as described in Note 6. The Company is seeking to raise additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at June 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

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
____________

(a) Employment agreement for Chief Operating Officer/Chief Financial Officer has an indefinite term.

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

On August 31, 2006 (the “Petition Date”), the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

As a result of the Chapter 11 Matter (see Note 2), the realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Matter. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Matter will be segregated and classified as liabilities subject to compromise in the September 30, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

The Company may incur future losses which may affect its ability to continue as a going concern.

The Company had a net loss of approximately $2.7 million, $1.9 million, $402,000, and $368,000 for the fiscal years ended December 31, 2001, 2002, 2003, 2004, and 2005, respectively, and $5,931,639 loss for the six months ended June 30, 2006. At June 30, 2006, the Company had an accumulated deficit of $33,260,246, a net working capital deficit of $7,869,909 and a stockholders’ capital deficiency of $10,866,116. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, the Company could be forced to cease operations and investors in its common stock could lose their entire investment. Based on this situation, the Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2005 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s December 31, 2005 financial statements have been prepared on the assumption that it will continue as a going concern and do not include material adjustments that would be necessary if the Company were to cease operation.

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

Although the Company believed that the financing under the Financing Agreement was sufficient to meet its current operating needs, recent operating results indicate that additional financing will be required during the next 12 months in order to continue to acquire additional brands or businesses and continue operations. In connection with the Financing Agreement, Naturade granted Laurus an option to purchase 8,721,375 shares of common stock at a purchase price of $0.0001 per share and a warrant to purchase 1,500,000 shares at a purchase price of $0.80 per share. On August 15, 2006, the closing sales price of the Company’s common stock in the over-the-counter market was $0.10. The issuance of these shares of common stock could cause substantial dilution to the Company’s stockholders, depress the market price of the Company’s common stock and impair the Company’s ability to raise capital by selling the Company’s common stock.

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

The Company’s three largest customer’s together account for 44.6% of net sales for the six months ended June 30, 2006. One mass market customer, Wal-Mart/Sam’s Club, represented approximately 19.0% of the Company’s net sales, and two health food distributors, United Natural Foods, Inc. (“UNFI”) and Tree of Life, Inc., accounted for 13.4% and 12.1%, respectively, of the Company’s net sales, during the six months ended June 30, 2006. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers have experienced financial difficulties. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which may cause net sales to decline. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all. For example, Wal-Mart elected to eliminate all protein powders from distribution in November 2004. As a result, the Company’s revenues in 2005 were reduced by $960,000 as a result of the discontinuance of Naturade Total Soy® products by Wal-Mart. In addition, the Company elected to discontinue a national seasonal program with Costco in 2004, instead electing to promote a regional program in high volume regions. This resulted in a reduction of approximately $1,450,000 in annual revenues from Costco.

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

Laurus, Quincy, Health Holdings and Westgate (the “Principal Stockholders”) have the ability to control the Company and have other substantial rights, preferences and privileges, as a result of the following factors:

•
At June 30, 2006, the Principal Stockholders collectively owned 74.8% of the Company’s outstanding common stock, 100% of its outstanding Series C and options and warrants to acquire an additional 14.1% of its common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities held by the Principal Stockholders). As a result, the Principal Stockholders have the ability to elect all of the Company’s directors, control the outcome of all matters requiring stockholder approval and control the Company’s management and affairs.

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

The Company has issued options and warrants to acquire common stock to the Principal Stockholders and to its employees at various prices, some of which are, or may in the future have, exercise prices at or below the market price of the Company’s common stock. As of June 30, 2006, the Company had outstanding options and warrants to purchase a total 43,490,618 shares of its common stock, of which, 29,682,500 had exercise prices above the market price of its common stock on June 30, 2006 ($0.10 per share) and 13,808,118 shares had exercise prices at or below this market price. The weighted average exercise price was $0.62 per share at that date. If exercised, these options and warrants could cause substantial dilution to the Company’s stockholders.

The Company also has issued shares of Series C which are, or may in the future have, conversion prices at or below the market price of its common stock. As of June 30, 2006, the Company had outstanding 21,000,000 shares of Series C convertible to a total of 21,000,000, shares of its common stock, all of which had conversion prices above the market price of the Company’s common stock on June 30, 2006 ($0.10 per share). The weighted average conversion price was $1.00 per share at that date. If converted, these shares of Series C could cause substantial dilution to the Company’s stockholders.

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

As of June 30, 2006, 43,332,733 shares of common stock were outstanding and 64,490,618 additional shares (subject to adjustment to prevent dilution) were issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C. The exercise prices or conversion prices are, or in the future may be, less than the market price of the Company’s common stock. In addition, future sales of common stock or securities convertible into common stock at or below recent market prices could result in dilution of the common stock. The risk of dilution may cause some of the Company’s stockholders to sell their shares, which could further reduce the market price of the Company’s common stock and impair its ability to raise capital by selling common stock.

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

The Company has granted registration rights to the holders of 64,490,618 shares of common stock which are currently outstanding or are issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C, in addition to the shares being offered hereby. The availability of these shares for sale could depress the market price of the Company’s common stock and impair its ability to raise capital by selling its common stock.

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

As of December 31, 2005, the Company had federal net operating loss carry forwards of $23,328,277 that begin expiring in December 2017 and state net operating loss carry forwards of $11,777,297 that begin expiring in December 2005. A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership, such as our recent recapitalization, may restrict the future utilization of these tax loss carry forwards. Based upon preliminary calculations, we estimate that the utilization of tax losses for federal tax purposes would be limited to approximately $150,000 per year. As a result, federal net operating losses may expire before the Company is able to fully utilize them. As the Company is currently in a loss position this limit is not applicable. A more detailed calculation will be prepared once the Company has taxable income for federal and state purposes.

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

Trading in the Company’s common stock is low in volume. The market price of the Company’s common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. For the five trading days ended June 30, 2006, the average daily trading volume of its common stock was 6,240 shares, compared to the 64,490,118 additional shares for which the Company has granted registration rights. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by the Company’s independent registered public accounting firm, which may cause the Company’s stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company’s common stock.

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

The Company’s long-term debt primarily consists of a $4.0 million line of credit originally entered into on July 27, 2005, a $1,550,000 Loan Agreement with a majority shareholder and other investors and $92,345 in Investor Notes. The line of credit bears interest at prime rate plus 2.0%. The Loan Agreement bears interest at 15% per annum and is due on December 31, 2006. The Investor Notes bear interest at 15% per annum with the remaining balance due on June 30, 2006. However, given the fixed interest rate on the Loan Agreement and Investor Notes, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or the Investor Notes or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the six month period ended June 30, 2006, the interest expense on the line of credit was $169,380. If the interest rate on the line of credit for the six month period ended June 30, 2006 had increased by one percent to prime rate plus 3.0%, this would result in an interest expense of $185,905.

ITEM 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer, Richard Munro, and Principal Accounting Officer, Adam Michelin, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective at the reasonable assurance level in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013, however, the Company vacated the premises in August 2006. The Company has not accrued the remaining rent as June 30, 2006 and management believes that the lease will be rejected as a result of the Chapter 11 Matter.

On June 30, 2006, a judgment in the amount of $271,000 was entered against the Company related to a vendor. Such amount has been accrued at June 30, 2006.

ITEM 1A. Risk Factors.

See “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a description of the Company’s risk factors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the 3 months ended June 30, 2006, the Company issued the following equity securities directly, without the services of an underwriter, and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act:

•
The Company issued to CEO Cast, Inc., 400,000 shares of common stock, in consideration of CEO Cast, Inc. providing certain investor relations consulting. The shares were valued at a price of $0.10 ($60,000), which was the closing price of the Company’s common stock on May 31, 2006, and the total costs of $60,000 was charged to selling, general and administrative expense in May 2006; and,

•
The Company issued to Howard Shao, 1,000,000 shares of common stock in payment of the Investor Notes plus accrued interest to Mr. Shao (see Note 7). The shares were valued at a price of $0.12 ($120,000), which was the closing price of the Company’s common stock on May 25, 2006.

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
________________
*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: September 25, 2006	By	/s/ Richard Munro
Richard Munro
Chief Executive Officer

DATE: September 25, 2006	By	/s/ Adam Michelin
Adam Michelin
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Document

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.