Form 10-Q
period 2006-09-30
NATURADE INC
filed 2006-11-14
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2006

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

As of November 6, 2006, 41,432,733 shares of the registrant’s Common Stock were outstanding.

FORM 10-Q

QUARTERLY REPORT
Quarter Ended September 30, 2006

Part I. Financial Information

Item 1. Financial Statements

NATURADE, INC.
Debtor in Possession
Condensed Balance Sheets
As of September 30, 2006 (Unaudited) and December 31, 2005

ASSETS
	September 30, 2006	December 31, 2005
	(Unaudited)

Current assets:
Cash and cash equivalents	$71,647	$95,398
Accounts receivable, net	1,099,602	2,162,230
Inventories, net	808,662	896,173
Prepaid expenses and other current assets	129,766	229,394
Total current assets	2,109,677	3,383,195

Property and equipment, net	48,558	137,203
Goodwill	-	2,653,572
Customer lists, trademarks and formulations, net	945,072	2,311,111
Deferred financing fees, net	2,055,104	3,461,943
Other assets	42,585	42,002
Total assets	$5,200,996	$11,989,026

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$331,503	$2,904,019
Accrued expenses	110,169	431,071
Accrued interest	-	348,163
Notes payable to related parties	-	1,250,000
Revolving credit line	1,329,276	2,719,404
Current portion of long-term debt	-	2,323,079
Total current liabilties	1,770,948	9,975,736

Long-term debt, less current maturities	1,350,000	1,388,897

Warrants (27,869,118 Shares)	-	1,855,181

Total liabilities not subject to compromise	3,120,948	13,219,814

Liabilities subject to compromise (Note 2)	10,017,096	-

Total Liabilities	13,138,044	13,219,814

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $3,220,000 at September 30, 2006 and $1,150,000 at December 31, 2005;
par value $0.0001 per share:authorized 50,000,000 shares; issued and outstanding,
21,000,000 shares at June 30, 2006 and December 31, 2005 ($21,000,000 redemption
value).	4,900,000	2,830,000

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 41,432,733 at September 30, 2006 and
39,651,964 at December 31, 2005.	4,334	3,965
Non-Voting Common stock, par value $0.0001 per share; authorized,
2,000,000 shares; issued and outstanding, 117,284 shares at September 30, 2006 and
December 31, 2005.	12	12

Additional paid-in capital	24,244,965	21,883,842
Accumulated deficit	(37,086,359)	(25,948,607)
Total stockholders' deficit	(12,837,048)	(4,060,788)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$5,200,996	$11,989,026

See accompanying notes to condensed financial statements.

NATURADE, INC.
(DEBTOR-IN-POSSESSION)
Condensed Statements of Operations for the Three and the Nine Months
Ended September 30, 2006 and September 30, 2005

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,769,464	$3,559,979	$8,351,598	$9,235,321

Cost of sales	1,056,433	1,708,575	4,426,704	4,795,609

Gross profit	713,031	1,851,404	3,924,894	4,439,712

Costs and expenses:
Selling, general and administrative expenses	1,967,570	2,367,451	6,338,332	5,436,402
Depreciation	9,440	14,732	52,021	45,035
Amortization	233,333	155,556	700,000	155,556

Total operating costs and expenses	2,210,343	2,537,739	7,090,353	5,636,993

Operating loss	(1,497,312)	(686,335)	(3,165,459)	(1,197,281)

Impairment of Goodwill & Customer lists	666,040	-	3,360,397	-

Other expense (Income)	253,289	10,711	261,107	7,265

Reorganization expense
Professional fees	104,298	-	104,298	-

Interest expense:
Interest	134,579	118,081	508,604	281,456
Amortization of deferred financing fees	480,596	436,385	1,667,088	436,385
Total Interest Expense	615,175	554,466	2,175,692	717,841

Loss before provision for income taxes	(3,136,114)	(1,251,512)	(9,066,953)	(1,922,387)

Provision for income taxes	-	-	800	800

Net loss	$(3,136,114)	$(1,251,512)	$(9,067,753)	$(1,923,187)

Less:
Preferred Stock Dividends-Series B	$-	$(21,310)	$-	$(157,318)
Deemed Dividend-Series B	-	1,251,984	-	1,109,127
Deemed Dividend-Series C	(690,000)	(460,000)	(2,070,000)	(460,000)

Net Loss Attributable to Common Shareholders	$(3,826,114)	$(480,838)	$(11,137,753)	$(1,431,378)

Basic and Diluted Net Loss per share	$(0.09)	$(0.01)	$(0.26)	$(0.03)

Weighted Average Number of Shares used in Computation of
Basic and Diluted Net Loss per share	43,332,733	39,533,703	43,332,733	42,873,886

See accompanying notes to condensed financial statements

NATURADE, INC
(DEBTOR-IN-POSSESSION)
Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 2006 and September 30, 2005

	Nine months	Nine months
	Ended	Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,067,753)	$(1,923,187)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	752,021	200,591
Amortization of loan discounts and deferred financing fees	1,667,088	436,385
Issuance of common stock for consulting	440,578	-
Stock Based Compensation	65,732	-
Impairment of Goodwill	3,319,612	-
Changes in operating assets and liabilities:
Accounts receivable	1,062,628	448,323
Inventories	87,511	774,692
Prepaid expenses and other current assets	99,627	(50,367)
Other assets	(582)	-
Accounts payable and accrued expenses	2,546,401	(252,429)
Net cash provided by/ (used in) operating activities before reorganization items	972,863	(365,992)
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	(104,298)	-
Net cash provided by (used in) operating activities	868,565	(365,992)

Cash flows from investing activities:
Purchase of property and equipment	(22,632)	-
Acquisitions	-	(558,695)
Loss on Retirement	59,256	-
Net cash used in investing activities	36,624	(558,695)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	-	1,917,844
Net borrowings (repayments) under the revolving credit line	(1,390,127)	(1,875,897)
Proceeds (payments) of long-term debt	440,909	(25,609)
Proceeds from issuance of debt to related parties	350,000	300,000
Deferred financing fees	(260,249)	(390,500)
Proceeds (payments) from term loan	(69,473)	1,000,000
Net cash provided by (used in) financing activities	(928,940)	925,838

Net increase (decrease) in cash and cash equivalents	(23,751)	1,151
Cash and cash equivalents, beginning of period	95,398	210,573
Cash and cash equivalents, end of period	$71,647	$211,724

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$248,491	$132,001
Income taxes	$800	$800

Non-cash financing transactions:
Preferred stock dividend accrued-Series B	$-	$157,318
Deemed dividend-Series B	$-	$(1,109,027)
Deemed dividend-Series C	$2,070,000	$460,000
Conversion of common stock and Series B preferred stock to Series C preferred stock	$-	$1,180,000

Acquired Business (Note 6):
Non-cash consideration:
Fair value of common stock issues	$-	$1,794,260
Fair value of preferred stock	$-	$63,484
Notes Payable	$-	$2,724,539
Warrants	$-	$159,765

See accompanying notes to condensed financial statements.

NATURADE, INC.
(DEBTORS-IN-POSSESSION)
Notes to Condensed Financial Statements
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

The Company has filed for Reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may allowed for claims or contingencies, or the status of priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

On September 25, 2006, the Company's Common Stock was de-listed from the Over-the-counter Bulletin Board and now trades on the "Pink Sheets."

Chapter 11 Bankruptcy Proceedings

On August 31, 2006 (the “Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Matter”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Court”), in the United States Bankruptcy Court for the Central District of California (the “Court”) (Case No. 06-11493). We will continue to operate our businesses as “debtors in possession” (“DIP”) under the jurisdiction of the Court, under Court protection from creditors and claimants and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Since the bankruptcy filing, all orders allowing the Company to conduct normal business activities have been entered by the Court. While the Company is in bankruptcy proceedings, all transactions not in the ordinary course of business require the prior approval of the Court.

As a consequence of the company's bankruptcy filing, pending litigation against the Company is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the Court. The Court has set December 11, 2006 as the Bar Date for claimants to file claims. Differences between claim amounts identified by the Company and claims filed by claimants will be investigated and resolved in connection with the Company's claims resolution process, and only holders of claims that are ultimately allowed for purposes of the Company's bankruptcy will be entitled to distributions. Since the settlement of terms of allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to the allowed claims is not presently ascertainable.

On October 10, 2006, Naturade filed with the Court our Plan of Reorganization, (the “Plan”) and Disclosure Statement, (the “Disclosure Statement”). Around November 15, 2006, the Company plans to file Amended Plan of Reorganization and Disclosure Statement prior to a scheduled Court hearing later that week. The Plan and the Disclosure Statement set forth the terms of the proposed settlement between the Company, the Company's secured creditors, the Official Committee of Unsecured Creditors, and its stockholders. The Disclosure Statement also includes a description of the events that led up to the Company's bankruptcy filing and the actions taken to improve the Company's financial situation while in bankruptcy. The Plan has not been approved by the necessary constituencies and remains subject to approval by the Court. Naturade cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court will be consistent with the terms of the Plan and Disclosure Statement. If confirmed, the Plan will provide the Company with significant relief from pre-filing claims. The Plan details how the claims of each class of creditors and interest holders will be treated.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 Matter, such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Matter. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Matter are segregated and classified as liabilities subject to compromise in the September 30, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Matter for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company has an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, are classified as liabilities subject to compromise in the September 30, 2006 balance sheet. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Matter as reorganization items in its statement of operations for the three and nine months ended September 30, 2006. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP. The accompanying condensed balance sheet at September 30, 2006 and the condensed statements of operations and cash flows for the periods ended September 30, 2006 and 2005 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which (except the impairment of goodwill) consist only of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2005 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 13, 2006.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

Going Concern

The Company is currently operating under Chapter 11 of the U.S. Bankruptcy Code and continuation as a going concern is contingent upon, among other things, the Company’s ability to (i) obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (ii) return to profitability; (iii) generate sufficient cash flows from operations; and (v) obtain financing sources to meet the Company’s future obligations. These matters create substantial doubt about the Company’s ability to continue as a going concern. The condensed quarterly financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the condensed financial statements, which do no give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 bankruptcy.

Recently Issued Accounting Standards

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment . SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies are required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the condensed consolidated statement of operations. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for SFAS No. 123R until the first quarter of fiscal 2006, and allows, but does not require, companies to restate the full fiscal year of 2005 or retroactive restatement to earlier periods to reflect the impact of expensing share-based payments under SFAS No. 123R. SFAS No. 123R became effective for the Company on January 1, 2006. The adoption of SFAS No. 123R and its effects are described in Note 10 — Stock Based Compensation.

In November of 2004, the FASB issued SFAS No. 151, Inventory Costs-an Amendment of ARB No. 43. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 effective January 1, 2006. However, the adoption of SFAS No. 151 did not have an impact on the Company’s financial statements as the Company’s accounting policies were already in conformance with the key aspects of SFAS No. 151.

2.
Liabilities Subject To Compromise and Reorganization Items — Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These estimated claims are reflected in the September 30, 2006 Condensed Balance Sheet as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

The Company has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including approval to pay payroll and other business related expenses of ongoing employees in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of September 30, 2006.

The liabilities subject to compromise consisted of the following items:

September 30, 2006
(unaudited)
Accounts payable	$4,479,574
Notes payable to related parties	4,333,412
Accrued Interest	528,134
Accrued commissions	193,915
Accrued other expenses	482,061

Total liabilities subject to compromise	$10,017,096

Reorganization Items

Reorganization items are presented separately in the Condensed Statement of Operations and represent items of expense that are realized or incurred by the Company because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

3.
Impairment - On June 30, 2006, due to the Company’s continuing poor financial condition, management assessed the recoverability of the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets . Management concluded that all goodwill approximating $2,700,000 was fully impaired. The impairment loss reflects the amount by which the carrying value of goodwill exceeded its estimated fair value determined by the estimated future discounted cash flows. The impairment loss is recorded as “Impairment of Goodwill & Customer lists” in the accompanying statement of operations for the nine months ended September 30, 2006.
Based upon the Company's assessment and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management concluded that the carrying value of customer lists associated with the Ageless and Symco acquisitions (see Note 7), exceeded its fair market value as determined by the estimated future discounted cash flows. Consequently, an impairment loss in the amount of $666,040 was recorded as "Impairment of Goodwill and Customer Lists" in the condensed statement of operations for the three and nine months ended September 30, 2006.

4.
Inventories — Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Raw Materials	$203,157	$235,885
Finished Goods	648,434	843,942
Subtotal	851,591	1,079,827
Less: Reserve for Excess and Obsolete Inventories	(42,929)	(183,654)
	$808,662	$896,173

5.
Recapitalization/Change in Control — On July 22, 2005, the Company entered into a Master Investment Agreement (the “Master Investment Agreement “), with Quincy Investments Corp. (“Quincy”), Health Holdings and Botanicals, LLC (“Health Holdings”), Westgate Equity Partners, L.P. (“Westgate”), Bill D. Stewart (“Stewart”) and David A. Weil (“Weil”), pursuant to which:

•
Quincy negotiated, and arranged the financing for the acquisition by the Company of selected assets of The Ageless Foundation, Inc. (“Ageless”), Symco, Inc. (“Symco”), and Symbiotics, Inc. (“Symbiotics”);

•	Quincy remained a co-obligor on, and a principal of Quincy personally guaranteed, the payment of a portion of the purchase price of each such acquisition;

•
The Company issued Quincy (i) 30,972,345 shares of common stock, (ii) warrants to purchase 7,000,000 shares of common stock at $0.80 per share and an additional 7,000,000 shares of common stock at $1.02 per share, during the period from July 22, 2006 to July 22, 2015 (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C Convertible Preferred Stock (“Series C”), all in consideration of Quincy negotiating, and arranging the financing for, the Company’s acquisition of selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction;

•
Health Holdings surrendered 41,054,267 shares of common stock held by it in exchange for (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of common stock at $1.00 per share, during the period from July 22, 2006 to July 22, 2015 (the “Health Holdings Warrant”);

•	Westgate surrendered 13,540,723 shares of Series B Convertible Preferred Stock (“Series B”) held by it, including any accrued and unpaid dividends, in exchange for 4,200,000 shares of Series C;

•
Health Holdings, Stewart and Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 14, 2003, from December 31, 2005 to December 31, 2006;

•
The Company granted to Health Holdings, Westgate and Quincy certain registration rights with respect to the common stock issuable upon conversion of the Series C or exercise of the Health Holdings Warrant or the Quincy Warrants; and

•	Quincy granted to Health Holdings and Westgate certain co-sale rights described below.

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

As a result of the recapitalization, Quincy had the ability to elect a majority of the Board of Directors, control the outcome of all matters requiring stockholder approval (except such matters as require a class vote of the Series C) and control the Company’s management and affairs (except to the extent the approval of Laurus is required under the Financing Agreement).

The outstanding shares of Series B were not converted under the original terms of the Series B and the holders of the Series B stock exchanged their shares of Series B for shares of Series C. The Series B was eliminated from the Certificate of Incorporation of the Company.

The fair value of the Series C issued to Health Holdings was $1,008,000. The Health Holdings Warrant was valued at $597,062 using the Black Scholes valuation model (“Black Sholes”). The cost to buy the common shares (or unaudited fair value of the Series C plus the warrants in this case) is in excess of the par value and as such the difference is charged to additional paid in capital. As the fair value of the Series C is less than its value at maturity of $12,600,000, the difference between the recorded value of the Series C issued to Health Holdings ($1,008,000) and the value at maturity ($12,600,000) in the amount of $11,592,000 will be accreted to December 31, 2012 and charged to retained earnings as a preferred stock dividend.

Common stock issued to Quincy was valued at the cost per share at the date of closing $0.08 or $2,477,788. The Series C was valued at $336,000, based upon the value of common stock, if converted. The difference between the terminal value of Series C of $4,200,000 and the value at closing of $336,000 ($3,864,000) will be accreted to December 31, 2012 and charged to retained earnings as a preferred stock dividend. The Company determined that there is no beneficial conversion feature of this exchange. The Quincy Warrants were valued at $845,592 using Black Scholes. Of the total value of the common stock, Quincy Warrants and Series C shares ($3,659,380), $691,401 was allocated to the purchase cost for Ageless and Symco based on a usual broker fee percentage to the total purchase price of the acquisitions. The remaining value of $2,967,979 was allocated to deferred financing fees (debt issuance cost and guarantee fees) ratably to the three amounts of debt guaranteed by Quincy. The deferred financing fees will be amortized over the term of each loan based on the interest method. (See Note 7).

On August 10, 2006 Quincy, the principal shareholder of Naturade, Inc. (the “Company”), subsequent to executing a Letter of Intent of July 26, 2006 with Redux Holdings, Inc..(“Redux”) to transfer to Redux Quincy’s controlling interest in Naturade, as reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, entered into an Agreement (the “Quincy Transfer Agreement”), pursuant to which:

•	Quincy transferred its voting stock and Warrants to Purchase Common Stock in the Company to Redux;
•	Redux agreed to make cash contributions up to $500,000, at its sole discretion, to the Company;
•	Redux and Quincy agreed to attempt to complete a Definitive Agreement by August 31, 2006.

Before the transactions described above, Quincy owned 28,000,000 shares of Common Stock, or 63.7% of the voting power of the Common Stock and 51.4% of the combined voting power of the Common Stock and the Series C .The holders of the Series C are entitled to vote along with the Common Stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Quincy had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of Health Holdings , holders of 12,600,000 shares of Series C who have the right to elect one director and to approve certain transactions.

On August 31, 2006 Laurus entered into an agreement with Redux, the principal shareholder of the Company, (the “Redux Agreement”) pursuant to which:

•	Laurus transferred 1,050,000 shares of the Company’s Common Stock to Redux;
•	Laurus transferred warrants to purchase 1,500,000 shares of the Company’s Common Stock at $0.80 per share to Redux which were cancelled upon transfer;
•	Laurus transferred an option to purchase 8,721,375 shares of the Company’s Common Stock at $0.0001 per share to Redux;
•	Redux issued 574,787, subject to certain provisions for anti-dilution, shares of Redux Common Stock to Laurus.

As a result of the transactions described above, Redux controls voting rights of 37,771,375 shares of Common Stock and 4,200,000 shares of Series C, or 75.0% of the voting power of the Common Stock, 20.0% of the voting power of the Series C, and 58.8% of the combined voting power of the Common Stock and the Series C. The holders of the Series C are entitled to vote along with the Common Stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Redux has the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above.

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

Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility has a term of three years ending on July 26, 2008. As part iof the Chapter 11 restructuring, Laurus has agreed to extend the period for the repayment for the Term Loan to be repaid in equal monthly installments beginning the first day of the first full month following the Effective Date of the Plan through to and including January 2010. The financing facility carries an interest rate of prime plus 2% per annum (10.25% at September 30, 2006), subject to certain reductions based upon growth of the Company’s stock price.

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

The loans are secured by all of the assets of the Company. The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy.

The Company used a portion of the proceeds of the facility to payoff its current bank credit facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”) and used the remainder for working capital purposes.

In consideration for entering into the Financing Agreement, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitled the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitled the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2006 through July 26, 2010. The number of shares of common stock issuable upon exercise of the Laurus Option and the Laurus Warrant is subject to adjustment to prevent dilution upon stock splits, stock dividends, and other events. The exercise price of the Laurus Option and the Laurus Warrant could be paid, at the option of Laurus, by the cancellation of indebtedness under the financing facility.

The Company paid to Laurus in cash a total of $193,500 in fees and expenses, consisting of a “closing payment” of $156,000 and reimbursement of $37,500 of Laurus legal fees. Also in connection with the Financing Agreement, the Company issued a warrant to Liberty Company Financial LLC (“Liberty”) for introducing the Company to Laurus (the “Liberty Warrant”). The Liberty Warrant entitles the holder to purchase up to 3,647,743 shares of common stock at a purchase price of $0.08 at any time on or after July 26, 2006 through July 26, 2011.

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

•	In consideration for entering into the amendment, the Company issued to Laurus 1,050,000 shares of common stock.

On August 31, 2006, prior to the Company’s filing under Chapter 11 of the US Bankruptcy Code, the Company agreed to the following:

•
Laurus claim in the amount of $2,900,000 will be treated as fully secured and the liens granted Laurus pursuant to the Security and Purchase Agreement dated July 26, 2005 between Laurus and the Company (the “Financing Agreement”) will remain without modification.

•	Laurus will provide debtor in possession financing (“DIP”) pursuant to the terms and conditions of the financing agreement.

•
Interest will continue to accrue on the Term Loan pursuant the terms of the Financing Agreement however, payments will be suspended until the first day of the first full month after the Effective Date of the Chapter 11 filing.

•
The maturity date of the Term loan will be extended to January 6, 2010 and principal payments will commence on the first day of the first full month after the Effective Date of the Chapter 11 filing and be payable in equal monthly installments until the maturity date.

•
To the extent that the Laurus DIP financing and/or Naturade’s use of Laurus cash collateral is insufficient, Redux shall be responsible for funding all payments needed to confirm the plan and for working capital of Naturade before and after confirmation.

•
Laurus will support the treatment of Laurus’s claims pursuant to Naturade’s Plan, and will cast a vote in favor of the confirmation of such Plan, provided that the treatment of Laurus’s claims pursuant to the Plan is materially the same as that set forth herein.

The Redux Agreement and this agreement are attached as Exhibits 10.1 and 10.2 to this filing.

At September 30, 2006, $1,042,740 was outstanding under the revolving facility as pre-petition debt, $286,536 was outstanding as post petition debt, and $1,350,000 was outstanding under the term loan as pre-petition debt.

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

On July 27, 2005, Quincy and Ageless entered into an Asset Purchase Agreement (the “Ageless Agreement”), pursuant to which Quincy had the right to acquire certain assets relating to Ageless’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($173,593), (b) assume an obligation to an employee of the company in an amount equal to $600,000 and (c) issue a promissory note payable to Ageless in the principal amount of $700,000, subject to a working capital adjustment. Peter H. Pocklington, a principal of Quincy, and since August 10, 2005, one of the Company’s directors, guaranteed the promissory note payable to Ageless. The Company is currently in litigation with Ageless regarding payments on the note and counter claims by the Company related to alleged breeches of representations and warranties by Ageless no Note 14). In this acquisition, the Company acquired distribution rights, and substantially all of the assets related to, the Ageless™ line of anti-aging products.

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

The following is a current summary of the Symco and Ageless transactions:

Purchase Price:

Cash	$558,695
Common stock	1,794,260
Preferred stock	63,484
Warrants	159,565
Notes payable	2,724,539
Total	$5,300,743

Allocated as follows:

Accounts receivable	$300,720
Inventory	392,642
Equipment	100,000
Customer lists, trademarks and formulations	2,700,000
Goodwill	2,386,298
Accounts payable	(578,917)
Total	$5,300,743

The customer lists and trademarks are being amortized over 36 months and formulations are being amortized over 24 months. Deferred financing fees are being amortized and charged to interest expense over the life of the Laurus financing based upon the interest method of amortization. Goodwill is expected to be tax deductible.  See Note 3 for adjustment made during the three months ended September 30, 2006.

8.
Loan Agreement with Majority Shareholders and Other Investors — In August 2000, the Company entered into a loan agreement (the “Investor Notes”) with Health Holdings and other investors (the “Lender Group”). The Investor Notesprovided that the Lender Group could elect to convert all or any part of the loan advances into shares of the Company’s common stock at a conversion price equal to the lower of (a) the average closing bid of the Company’s common stock for the ten trading days prior to the making of a loan advance or (b) the average closing bid of the Company’s common stock for the ten trading days prior to the date of receipt of notice of conversion. Between June 2001 and August 2003, all but $202,345 Investor Notes were converted to common stock.

On August 21, 2003, the terms of the remaining outstanding Investor Notes were modified to include increasing the interest rate to 15% per annum paid in quarterly increments and setting a principal repayment schedule of $20,000 each on September 15, 2003 and October 15, 2003, installments of $10,000 per month from January 15, 2004 through July 15, 2004 and a final payment of $92,345 on August 15, 2004. On September 23, 2004, the payment terms on these Investor Notes were modified to December 31, 2004.

On March 25, 2005, the payment provisions of the Investor Notes were amended to require a principal payment of $20,000 plus accrued interest on July 15, 2005 with the remaining principal of $92,345 plus accrued interest due December 31, 2005. In addition, the conversion provision of the Investor Notes allowing the holder to convert outstanding Investor Notes to the Company’s common stock at a predetermined price was eliminated. On March 24, 2006, the payment provisions of the Investor Notes were amended to require an interest payment of $10,000 on March 31, 2006 and a payment of $92,345, plus accrued interest on September 30, 2006. On May 25, 2006, the Company issued 1,000,000 shares of common stock valued at $0.12 per share ($120,000) as payment of the principal and interest on the Investor Notes. At September 30, 2006, there was $-0- outstanding under the Investor Notes.
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

On June 3, 2005, the terms of the Loan Agreement were modified to increase the maximum advance to $1,550,000, and the Lender Group advanced an additional $175,000. Proceeds of the advances have been used for working capital. On July 27, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2006. As of September 30, 2006, there was $1,250,000 outstanding under the Loan Agreement.

In April 2006, The Company’s principal shareholder, Quincy, loaned the Company $350,000. This loan is payable on demand and does not carry a stated interest charge. At September 30, 2006, $350,000 was outstanding on this loan. There is no written agreement for this loan between Quincy and the Company.

9.
Private Equity Transaction — On January 2, 2002, the Company privately sold the Series B for $2 million to Westgate Equity The Series B bore dividends at a rate of 10% per annum, which accumulated and compounded semi-annually. The Series B was convertible into common stock at any time at the option of the holder. On the seventh anniversary of its issuance, any unconverted shares of Series B would be automatically redeemed by the Company at the original issuance price plus accrued and unpaid dividends, provided the Company was legally able to do so. Two members of the Board of Directors of the Company were elected exclusively by the holders of the Series B voting as a separate class. The Series B has a beneficial conversion feature of $2,000,000, which was recorded as a discount and is being amortized over seven years.

10.
Stock-Based Compensation — Effective January 1, 2006, the Company began recording compensation expense associated with stock options for employees in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. The Company has adopted the modified prospective transition method provided under SFAS 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the three and nine month periods ended September 30, 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

As a result of the adoption of SFAS 123R, the Company’s net loss for the nine months ended September 30, 2006 includes $65,733 of compensation expense related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. As the Company is currently in a tax loss carryover position, no tax benefits were recorded for the compensation expense under SFAS 123R.

The Company has not had any exercise of stock options; however, the Company will issue new shares upon the exercise of stock options in the future.

Employee Stock Option Plan — In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. The Company has granted 1,699,000 incentive options under the Plan at the weighted average exercise price per share of $0.103 as of September 30, 2006. These options expire seven years from the date of grant.
Director Stock Options — In October 1999, 87,500 options were issued to each of two then new board members at an exercise price of $1.03. These options expired on October 14, 2006.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the nine months ended September 30, 2006.

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

A summary of the Company’s outstanding stock options is as follows:

	Number of Shares		Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share

Outstanding at December 31, 2005	13,874,875		$0.09	10,369,625	$0.03
Granted	220,000		$0.12
Exercised		$
Expired	(352,000)		$0.14
Outstanding at September 30, 2006	13,742,875		$0.07	10,992,875	$0.04

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $988,124.

The following table summarizes non-vested options at September 30, 2006:

	Number of Shares	Grant-Date Fair Value
Non-vested at December 31, 2005	3,505,250
Granted	220,000	$0.12
Vested	(1,072,625)
Exercised	-0-
Expired	(352,000)
Non-vested at September 30, 2006	2,300,625

The following table summarizes information about stock options outstanding at September 30, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price for Exercisable Options
$0.0001 - $0.01	8,721,375	Indefinite	$0.0001	8,721,375	$0.0001
$0.025 - $0.08	980,000	5	$0.04	980,000	$0.04
$0.10 - $0.50	3,850,000	7	$0.20	1,549,375	$0.20
$0.70 - $1.13	191,500	1	$0.90	191,500	$0.90
	13,742,875		$0.07	11,442,250	$0.05

The weighted average fair value of each option granted during the nine months ended September 30, 2006, estimated using the Black-Scholes option valuation model, was $0.031 per option.

At September 30, 2006, there was no of unamortized compensation costs related to non-vested stock options which is expected to be recognized in the future.

For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123R in determining stock-based compensation for awards under the plan:

Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss: As reported	$(1,251,512)	$(1,923,187)
Add: Stock-based employee compensation expense included in reported net loss	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,243)	(9,729)
Pro forma	$(1,254,755)	$(1,932,916)
Basic and diluted net loss per share:
As reported	$(0.01)	$(0.03)
Pro forma	$(0.01)	$(0.03)

Warrants—In 1999, the Company granted warrants to purchase 600,000 shares of common stock in conjunction with certain financing agreements. These warrants expire ten years from the date of grant.

In consideration for entering into the Financing Agreement described in Note 6, the Company issued to Laurus, the Laurus Option and the Laurus Warrant to purchase shares of the Company’s common stock. The Laurus Option entitles the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitles the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2006 through July 26, 2010.
Quincy still holds the Quincy Warrants. which entitle Quincy to purchase up to 7,000,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 22, 2006 until July 22, 2015 and to purchase up to 7,000,000 shares of common stock at a purchase price of $1.02 per share at any time on or after July 22, 2006 until July 22, 2015. In addition, the Company issued the Health Holdings Warrant which entitles Health Holdings to purchase up to 10,000,000 shares of common stock at a purchase price of $1.00 per share at any time on or after July 22, 2006 until July 22, 2015. On July 26, 2005, the Company issued the Liberty Warrant which entitles Liberty to purchase up to 3,647,743 shares of the Company’s common stock at $0.08 per share for introducing the Company to Laurus.

A summary of the Company’s outstanding warrants is as follows:
	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
Outstanding at December 31, 2005	29,747,743	$0.83	2,100,000	$0.86
Granted	-0-	$0
Exercised	-0-	$0
Expired	(1,500,000)	$0.80
Outstanding at September 30, 2006	28,247,743	$0.83	2,100,000	$0.86

The following table summarizes information about warrants outstanding at September 30, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price for Exercisable Warrants
$0.01-$0.10	3,647,743	5	$0.08	0	$0
$0.80-$1.10	24,600,000	5	$0.94	2,100,000	$0.86
	28,247,743		$0.83	2,100,000	$0.86

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

Operating segment data for the three and nine month periods ended September 30, 2006 and 2005 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended September 30, 2006
Sales	$1,018,246	$751,218	$1,769,464
Cost of sales	590,828	465,605	1,056,433
Gross profit	$427,418	$285,613	$713,031

Three months ended September 30, 2005
Sales	$2,143,409	$1,416,570	$3,559,979
Cost of sales	909,984	798,591	1,708,575
Gross profit	$1,233,425	$617,979	$1,851,404

Nine months ended September 30, 2006
Sales	$5,056,363	$3,295,235	$8,351,598
Cost of sales	2,546,664	1,880,040	4,426,704
Gross profit	$2,509,699	$1,415,195	$3,924,894

Nine months ended September 30, 2005
Sales	$5,012,167	$4,223,154	$9,235,321
Cost of sales	2,409,959	2,385,650	4,795,609
Gross profit	$2,602,208	$1,837,504	$4,439,712

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and nine month periods ended September 30, 2006 and 2005 was as follows:

	United States	International	Total
Three months ended September 30, 2006
Sales	$1,740,460	$29,004	$1,769,464
Cost of sales	1,040,481	15,952	1,056,433
Gross profit	$699,979	$13,052	$713,031

Three months ended September 30, 2005
Sales	$3,537,613	$22,366	$3,559,979
Cost of sales	1,696,274	12,301	1,708,575
Gross profit	$1,841,339	$10,065	$1,851,404

Nine months ended September 30, 2006
Sales	$8,130,124	$221,474	$8,351,598
Cost of sales	4,304,893	121,811	4,426,704
Gross profit	$3,825,231	$99,663	$3,924,894

Nine months ended September 30, 2005
Sales	$9,133,165	$102,156	$9,235,321
Cost of sales	4,738,199	57,410	4,795,609
Gross profit	$4,394,966	$44,746	$4,439,712

During the three and nine months ended September 30, 2006 and 2005, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end
Three Months ended September 30, 2006	$548,828	$412,134	$262,770	$197,291	$141,091	$80,784
Three Months ended September 30, 2005	$750,800	$184,262	$532,500	$370,251	$348,900	$247,642
Nine Months ended September 30, 2006	$1,855,614	$412,134	$1,144,211	$197,291	$872,364	$80,784
Nine Months ended September 30, 2005	$2,236,100	$184,262	$1,731,700	$370,251	$1,102,800	$247,642

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

Pursuant to its bylaws, the Company has agreed to indemnify the current officers and directors of the Company for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of September 30, 2006.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.

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

The Company is currently involved in the following litigation:

Ageless Foundation, Inc. v. Quincy Investment Corp., Naturade, Inc. and Peter H. Pocklington. On December 30, 2005, Ageless filed an action against Quincy, the Company and Peter H. Pocklington, the Company's Chairman of the Board of Directors at that time, for the alleged failure to pay certain consideration for the purchase of corporate assets sold by Ageless to Quincy, which obligation allegedly was guaranteed by the Company and Peter H. Pocklington. Ageless is seeking damages in the amount of $648,234.

Fortress Systems, LLC dba FSI Nutrition v. Naturade, Inc.. On January 11, 2006, Fortress Systems, LLC (dba FSI Nutrition filed a claim against the Company alleging failure to pay for a special order product. The plaintiff is seeking $47,255 in damages.

On September 30, 2006, a judgment in the amount of $271,000 was entered against the Company related to a vendor. Such amount has been accrued at September 30, 2006.

The Company has fully accrued the amounts claimed in these suits as of September 30, 2006. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company has not accrued the remaining rent as of September 30, 2006 as the lease was rejected by order of the bankruptcy on August 31, 2006

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results  of Operations

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

All comparisons below are for the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005.

The Company

Naturade, Inc. (the”Company”) develops and markets branded natural products. The Company is focused on innovative products designed to nourish the health and well-being of consumers.

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

The Company was incorporated in 1986 under the laws of the state of Delaware. The Company’s principal executive offices are located at 601 Valencia Avenue, Suite 100., Brea, California 92823, and its telephone number is (714) 573-4800. The Company’s website is located at www.naturade.com .

Recent Developments

Chapter 11 Filing

On August 31, 2006 (the “Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Matter”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). Since the Petition Date, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 1 for additional information.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Matter (see Note 1), such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Matter. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Matter will be segregated and classified as liabilities subject to compromise in the September 30, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Matter for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company has an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, are classified as liabilities subject to compromise in the September 30, 2006 balance sheet. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Matter as reorganization items in its statement of operations for the three and nine months ended September 30, 2006. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP. The accompanying condensed balance sheet at September 30, 2006 and the condensed statements of operations and cash flows for the periods ended September 30, 2006 and 2005 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which (except the impairment of goodwill) consist only of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2005 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 13, 2006.

On September 25, 2006, The Company's Common Stock was de-listed from the over-the-counter Bulletin Board and now trades on the "Pink Sheets."

Change in Control

On August 10, 2006, Quincy Investments Corp. (“Quincy”), the principal shareholder of the Company, subsequent to executing a Letter of Intent of July 26, 2006with Redux to transfer to Redux Quincy’s controlling interest in Naturade, as reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, entered into the Quincy Transfer Agreement, pursuant to which:

•	Quincy transferred its voting stock and Warrants to Purchase Common Stock in the Company to Redux;
•	Redux agreed to make cash contributions up to $500,000, at its sole discretion, to the Company;
•	Redux and Quincy agreed to attempt to complete a Definitive Agreement by August 31, 2006.

Before the transactions described above, Quincy owned 28,000,000 shares of Common Stock, or 63.7% of the voting power of the
Common Stock and 51.4% of the combined voting power of the Common Stock and the Series C Convertible Preferred Stock (“Series C”).
The holders of the Series C are entitled to vote along with the Common Stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Quincy had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of Health Holdings and Botanicals, LLC holders of 12,600,000 shares of Series C who have the right to elect one director and to approve certain transactions.

As the Definitive Agreement contemplated under the Letter of Intent has not been entered into and the Letter of Intent by its terms has expired, Quincy has threatened litigation against Redux related to its failure to enter into a Definitive Agreement.

On August 31, 2006 Laurus entered into an agreement with Redux, the principal shareholder of the Company, (the “Redux Agreement”) pursuant to which:

•	Laurus Master Fund, Ltd. (“Laurus”) transferred 1,050,000 shares of the Company’s Common Stock to Redux;
•	Laurus transferred warrants to purchase 1,500,000 shares of the Company’s Common Stock at $0.80 per share to Redux which were cancelled upon transfer;
•	Laurus transferred an option to purchase 8,721,375 shares of the Company’s Common Stock at $0.001 per share to Redux;
•	Redux issued 574,787, subject to certain provisions for anti-dilution, shares of Redux Common Stock to Laurus.

As a result of the transactions described above, Redux controls voting rights of 37,771,375 shares of Common Stock and 4,200,000 shares of Series C, or 75.0% of the voting power of the Common Stock, 20.0% of the voting power of the Series C, and 58.8% of the combined voting power of the Common Stock and the Series C. The holders of the Series C are entitled to vote along with the Common Stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Redux has the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above.

Financing

In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus, consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, The Company issued to Laurus an option to purchase up to 8,721,375 shares of common stock at $0.0001 per share and a warrant to purchase up to 1,500,000 shares of common stock at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminated the conversion features on the facility. The Company issued Laurus 1,050,000 shares of common stock in consideration for this amendment. See Note 6 to Financial Statements, “Financing.”

On August 31, 2006, pursuant to the Company’s filing under Chapter 11 of the US Bankruptcy Code, the Company agreed to the following:

•	Laurus claim in the amount of $2,900,000 will be treated as fully secured and the liens granted Laurus pursuant to the Financing Agreement will remain without modification.
•	Laurus will provide debtor in possession financing (“DIP”) pursuant to the terms and conditions of the financing agreement.
•
Interest will continue to accrue on the Term Loan pursuant the terms of the Financing Agreement however, payments will be suspended until the first day of the first full month after the Effective Date of the Chapter 11 filing.

•
The maturity date of the Term loan will be extended to January 6, 2010 and principal payments will commence on the first day of the first full month after the Effective Date of the Chapter 11 filing and be payable in equal monthly installments until the maturity date.

Acquisitions

In August 2005, the Company acquired certain assets relating to the health products retail business of The Ageless Foundation, Inc. (“Ageless”), Symco, Inc. (“Symco”) and Symbiotics, Inc. (“Symbiotics”). See Note 7 to Financial Statements, “Acquisitions.”

Major trends that affected the Company’s results of operations in 2006

The major trends affecting the Company’s results of operations in the first nine months ended September 30, 2006 included the following:

•
The Company’s filing for protection under Chapter 11 Bankruptcy has had a negative effect on the Company’s ability to purchase inventory for the three months ended September 30, 2006. The Company believes this trend is likely to continue until the Chapter 11 Matter is resolved..

•
The Company’s lack of sufficient cash to maintain proper inventory levels has had a negative effect on the Company’s revenues for the nine months ended September 30, 2006. The Company believes this trend is likely to continue unless the Company obtains sufficient capital to bring inventory levels back to historical levels.

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

Revenue Recognition . The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial  Statements , as amended by SAB No. 101A, No. 101B and No. 104. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, the Company: (1) inputs orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under the Company’s arrangements with customers or otherwise comply with the terms of the purchase order; (3) confirm pricing through the customer purchase order and; (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return. Should changes in conditions cause us to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.
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

For the nine months ended September 30, 2006 and 2005, distributor and promotional allowances were $949,654, or 9.7% of gross sales, and $1,050,175, or 9.7% of gross sales, respectively.

•	Damages and Returns

In the nine months ended September 30, 2006 and 2005, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends. For the nine months ended September 30, 2006 and 2005, damages and returns charged against revenues were $423,178, or 4.3% of gross sales, and $245,080, or 2.3% of gross sales, respectively.

The following is a summary of the damages and returns reserve:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Beginning balance	$42,910	$55,067
Provision for damages and returns	423,178	167,600
Actual damages and returns during the period	208,790	172,507
Ending balance	$257,298	$50,160

Damages and returns are typically immaterial to the Company’s overall results. As the majority of returns represent consumer returns, which trail sales by about a month, the reserve has been set at approximately 2.5% of the past month’s sales based upon historical run rates in order to properly match revenues and deductions.

•	Cash Discounts

Cash discounts are recorded as deducted by customers from remittances, as the customer does not earn them until the customer pays according to terms.

For the nine months ended September 30, 2006 and 2005, cash discounts were $100,265 or 1.0% of gross sales, and $167,544, or 1.5% of gross sales, respectively.

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

For the nine months ended September 30, 2006 and 2005, slotting costs were $119,254, or 1.2% of gross sales, and $163,086, or 1.5% of gross sales, respectively.

•	Coupon and Rebate Redemption

Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates.

For the nine months ended September 30, 2006 and 2005, coupon and rebate costs were $1,544 and $11,029, respectively.

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

Accounts Receivable and Allowances for Uncollectible Accounts. Accounts receivable are unsecured, and the Company is at risk to the extent such amounts become uncollectible. Accounts receivable are stated net of applicable reserves for returns and allowances, bill backs and doubtful accounts. Management regularly reviews and monitors individual account receivable balances to determine if the reserve amounts are appropriate and provides for an allowance for uncollectible accounts by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.

Results of Operations

The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Nine Months Ended September 30,		Percentage Dollar Increase (Decrease) Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100%	100%	(10)%	(12)%
Gross profit	47%	48%	(12)%	(8)%
Selling, general and administrative expenses	86%	61%	19%	0%
Depreciation & amortization.	9%	2%	366%	(12)%
Operating loss	(39)%	(13)%	(173)%	(83)%
Interest expense	26%	8%	203%	223%
Loss before provision for income taxes	(101)%	(21)%	(337)%	(121)%
Provision for income taxes	0%	0%	0%	0%
Net loss	(101)%	(21)%	(337)%	(121)%

The Company incurred non-cash, consulting and investment relations expenditures in the nine months ended September 30, 2006 which were not incurred in the previous period. The Company believes it is necessary to compare results after adjustment for these expenditures in order to properly evaluate the effects of the Company’s recent acquisitions and results from operations. The following chart summarizes the effect on earnings from these expenditures:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net loss attributable to common shareholders	$(11,137,753)	$(1,431,378)
Plus non-cash charges:
Preferred stock dividend-Series B	-0-	157,318
Deemed dividend-Series B	-0-	(1,109,127)
Deemed dividend-Series C	2,070,000	460,000
Impairment of goodwill	3,360,397	-0-
Stock based compensation	65,732	-0-
Net income before non-cash charges	(5,641,624)	(1,923,187)
Interest expense	508,604	281,456
Amortization of deferred financing fees (1)	1,667,088	436,385
Taxes	800	800
Earnings before non-cash charges, interest and taxes	(3,465,132)	(1,201,546)
Depreciation	52,021	45,035
Amortization (2)	700,000	155,556
Earnings before non-cash charges, interest, taxes, depreciation and amortization	(2,713,111)	(1,003,955)
Consulting and investment relations costs (3)	496,456	-
Reorganization expenses	104,298	-
Earnings before non-cash charges, interest, taxes, depreciation, amortization, consulting and investment relations costs and reorganization expenses	(2,112,357)	(1,003,955)

(1)	Represents the amortization of deferred financing fees based upon the interest method.
(2)	Represents amortization of intangible assets acquired in Symco and Ageless transactions.
(3)	Represents consulting and investment fees related to raising future capital for the Company.

The amortization of deferred financing fees will continue through the life of the financing. The amortization of intangibles will remain for the useful life of the respective assets which range from 36 months to 60 months in duration.

Net Sales

Net sales for the three months ended September 30, 2006 of $1,769,464 decreased $1,790,515 or 50.3% as compared to net sales of $3,559,979 for the three months ended September 30, 2005. Net sales for the nine months ended September 30, 2006 were $8,351,598, a decrease of $883,723 or 9.6% as compared to net sales for the nine months ended September 30, 2005 of $9,235,321. The decrease in net sales for this period is due principally to the Company’s filing for protection under the US Bankruptcy Code. The filing resulted in a disruption in shipping due to lack of capital to purchase sufficient inventory levels and an inability to maintain traditional order fill ratios. In addition, a disruption of operations during corporate move, resulted in the Company shutting down shipping operations for a week while the warehouse was moved.

Net sales are calculated based upon gross revenues less certain allowances.

For the nine months ended September 30, 2006, distributor and promotional allowances were $949,654, or 9.7% of gross sales, compared to $1,050,175, or 9.7% of gross sales, for the same period in 2005. There is no change in distributor and promotional allowances as a percent of gross sales. Damages and returns for the nine months ended September 30, 2006 were $423,178, or 4.3% of gross sales, as compared to $245,080, or 2.3% of gross sales, for the nine months ended September 30, 2005. Lower sales in the mass market have resulted in lower returns. Cash discounts for the nine months ended September 30, 2006 were $100,265, or 1.0% of gross sales, as compared to $167,544, or 1.5% of gross sales, in the same period of 2005. Cash discounts for the six months ended September 30, 2006 decreased due to lower collections during the period. Slotting charges related to new distribution for the nine months ended September 30, 2006 were $119,254, or 1.2% of gross sales, as compared to $163,086, or 1.5% of gross sales, in the same period of 2005. There were no significant new slotting charges in the nine months ended September 30, 2006 as we did not introduce a significant amount of new products during the period and the introduction of Ageless and Symco products to the health channel did not require slotting charges. Coupon and rebate redemption for the nine months ended September 30, 2006 was $1,544, as compared to $11,029 in the same period of 2005.

Mass Market Net Sales . For the three months ended September 30, 2006, mass market revenues decreased $665,352 or 47% to $751,218 from $1,416,570 for the three months ended September 30, 2006. For the nine months ended September 30, 2006 mass market net sales decreased $927,919, or 22.0%, to $3,295,235 from $4,223,154 for the nine months ended September 30, 2005. The decrease in net sales during the period is principally related to the decreased sales of the ReVivex® brand during the period due to the lack of promotional funds available for consumer advertising coupled with decreased inventory availability due to the Company’s Chapter 11 filing.

Health Food Net Sales. For the three months ended September 30, 2006, health food channel net sales decreased $1,125,163, or 52.5%, to $1,018,246 from $2,143,409 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, health food channel net sales increased $44,196, or .9%, to $5,056,363 from $5,012,167 for the nine months ended September 30, 2005. The sales increase is principally related to sales of Ageless and Symco brands partially offset by reductions in sales of core protein powders related to lower fill rates on customer orders as a result of cash restrictions on inventory purchases. The Ageless and Symco brands were acquired in August 2005.

Channels of Distribution. On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 57.5% and 60.5% for the health food channel and 42.5% and 39.5% for the mass market channel for the three and nine month periods ended September 30, 2006 as compared to 60.2% and 54.3% for the health food channel and 39.8% and 45.7% for the mass market channel, respectively, for the same period in 2005. The change in sales by channel is principally related to the sales of Ageless and Symco brands which are principally sold through the health food channel coupled by the decline in ReVivex® brands in the mass market channel.

For the three months ended September 30, 2006, domestic net sales decreased $1,797,153 or 50.8%, to $1,740,460 from $3,537,613 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, domestic net sales decreased $1,003,040, or 11.0%, to $8,130,125 from $9,133,165 for the nine months ended September 30, 2005. The decrease in domestic net sales is principally due to Sales shortfalls in the mass and health channels due to inventory restrictions related to the Chapter 11 filing. For the three months ended September 30, 2006, international sales increased $6,637, or 29.7%, to $29,003 from $22,366. For the nine months ended September 30, 2006, international sales increased $119,318, or 116.8%, to $221,474 from $102,156. International sales for the both periods increased principally due to the expansion of the Ageless and Symco products to international customers in the fourth quarter of 2005 which continued to grow during the nine months ended September 30, 2006.

Gross Profit

Gross profit for the nine months ended September 30, 2006 decreased $514,818 or 1.1% to $3, 924,894 from $4,439,712 for the same period in 2005. The decrease for the period is principally a result of decreased revenues for the period along with decreased margins from sales of Symbiotics and Ageless products versus the Company’s core products. Gross profit, as a percentage of sales decreased from 48.1% to 47.0% of net sales in the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2006, due to lower margins related to increased costs to purchase product due to vendor changes related to the Chapter 11 filing.

Operating Costs and Expenses

Operating costs and expenses for the nine months ended September 30, 2006 increased by $1,453,360 to $7,080,353, or 85.9% of net sales, from $5,636,993, or 61.8% of net sales, for the same period in 2005. Operating expense for the period include a non-cash charge of $700,000 in amortization of intangible assets acquired in acquisitions and one time costs of $1,667,088 related to financing and potential acquisition activities. Without these non-recurring and non-cash expenses, operating costs would have been 56.6% of net sales for the period.

Interest Expense

Interest expense for the nine months ended September 30, 2006 increased $1,457,851 to $2,175,692 from $717,841 compared to the same period in 2005 principally due to amortization of deferred financing fees and debt discounts of $1,667,088 in 2006 related to the recapitalization of the Registrant coupled with the acquisitions of Symbiotics and Ageless {these were in 2005}. In addition, increased borrowings on the Loan Agreement with related parties, coupled with increased average borrowings partially offset by lower average interest rates on the Registrant’s credit facility during the nine months ended September 30, 2006 resulted in an increase of $1,457,851 in interest expense during the period.

Liquidity and Capital Resources

On August 31, 2006 (the “Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Matter”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). Since the Petition Date, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 2 for additional information.

The Company’s operating activities provided cash of $868,565 in the nine months ended September 30, 2006, compared to cash used of $365,992 from operating activities in the nine months ended September 30, 2005. This increase in cash used from operating activities is primarily due to the increase in cash provided by accounts payable of $2,546,401 during the period.

Net cash provided by inventories was $87,511 for the nine months ended September 30, 2006, compared with net cash provided by inventories of $774,692 for the nine months ended September 30, 2005. The ongoing shortage of cash required management to reduce inventories during the first nine months of 2006. The Company has incurred a reduction in fill rates due to cash constraints on the purchasing of inventory, from an average of 93% in 2005 to approximately 86% in 2006,resulting in lost sales during the period.

Net cash provided from accounts receivable was $1,062,628 for the nine month period ended September 30, 2006 compared to net cash provided from accounts receivable of $448,323 for the same period of 2005, principally due a larger increase in sales from January 1, 2005 to September 30, 2005 versus the same period in 2006. General customer terms, receivable days outstanding and the Company’s collection policies have remained constant.

Net cash provided by accounts payable and accrued expenses was $2,546,401 for the nine month period ended September 30, 2006 compared to net cash provided of $252,429 for the same period of 2005, principally due to an increase in accounts payable vendor days outstanding to approximately 90 days as a result of the Company’s cash position during the period.

The Company’s working capital deficit increased $4,435,826 from $6,592,541 at December 31, 2005 to $11,028,367 at September 30, 2006. This increase was largely due to a decrease in accounts receivable of $1,062,628 related to decreased sales during the later portion of the period coupled with a decrease in inventories of $87,511 and an increase in accounts payable and accrued expenses of $2,262,132 due to the difficulties in purchasing inventories due to the cash constraints on the Company and borrowings of $486,872 from a principal shareholder of the Company partially offset by the transfer of $1,390,127of revolving debt to term debt in conjunction with the amendment of the Financing Agreement on January 11, 2006.

There were no changes in the provision for excess and obsolete inventory for the nine month period ended September 30, 2006 and 2005.

The Company’s cash used by financing activities was $928,940 for the nine months ended September 30, 2006, compared to cash provided by financing activities of $925,838 for the same period of 2005. The decrease in cash used by financing activities was the result of borrowings of $440,909 on the Term Note during the nine months ending September 30, 2006 combined with increased borrowings from related parties of $350,000 compared to payments of $25,609 in the same period of 2005. This was partially offset by increased repayments on the line of credit of $1,390,127 as compared to repayments of 41,947 in 2005.

As of September 30, 2006, the Company was in compliance with all of the covenants of the Credit Agreement with Laurus.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2006, the Company had an accumulated deficit of $37,086,360, and a stockholders’ capital deficiency of $12,837,049 and had incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2005 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s liquidity would be adversely affected if the Company commits a default under the Financing Agreement and Laurus exercises its right to terminate, or demand immediate payment of all amounts outstanding under, the Financing Agreement as a result of a default. In addition, if the Company continues to incur declines in revenues, the Company could encounter a shortage in cash reserves required to meet current commitments. This could result in the Company being unable to obtain products necessary to fulfill customer orders. The Company has raised additional capital through the financing with Laurus as described in Note 6. The Company and/or its principal shareholder are seeking to raise additional capital. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs . This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. The Company adopted these provisions January 1, 2006. The adoption of this pronouncement did not have material effect on the Company’s financial statements.

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

On August 31, 2006 (the “Petition Date”), the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

As a result of the Chapter 11 Matter (see Note 1), the realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Matter. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Matter will be segregated and classified as liabilities subject to compromise in the September 30, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

The Company’s reorganization plan under Chapter11 of the U.S. Bankruptcy Code may not be approved by secured creditors and/or the unsecured creditors.

The Company has submitted a plan for reorganization under its Chapter 11 Bankruptcy (the “Plan”). The Company may or may not have this Plan approved and supported by the secured creditors and /or unsecured creditors. Failure to reach an accommodation on the Plan could have an adverse impact on the company, its share price and whether the Company can continue as an on going concern.

The Company may incur future losses which may affect its ability to continue as  a going concern.

The Company had a net loss of approximately $2.7 million, $1.9 million, $402,000, $368,000, and $3.7 million for the fiscal years ended December 31, 2001, 2002, 2003, 2004, and 2005, respectively, and $8.4 million loss for the nine months ended September 30, 2006. At September 30, 2006, the Company had an accumulated deficit of $37,086,360, and a stockholders’ capital deficiency of $12,837,049. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, the Company could be forced to cease operations and investors in its common stock could lose their entire investment. Discuss a new sentence.

The Company’s success depends on current and ongoing financing which may not be  available or, if available, could result in substantial dilution to its  stockholders, depress the market price of its common stock and impair its  ability to raise capital by selling its common stock

The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements, acquire additional brands or businesses and fund its current operating losses. Additional financing is made more difficult by the Chapter 11 Matter since such Matter may lower creditor confidence in the Company and lending entities may refuse to grant the Company a loan or line of credit, or if such loan or line of credit is granted, it may be granted only on terms materially less favorable to the Company than are available to its competitors, including, but not limited to, a higher than average rate of interest or the issuance of options, warrants or other rights to acquire its common stock at prices that are, or in the future may be, less than the market price of its common stock, which could result in substantial dilution to its stockholders, depress the market price of its common stock and impair its ability to raise capital by selling its common stock.

 In our recent acquisitions, we have assumed substantial additional obligations.

In its acquisition of Ageless, the Company assumed accounts payable of $173,593 and an obligation to an employee in the amount of $600,000. In addition, the Company agreed to pay a purchase price consisting of a promissory note in the principal amount of $648,234, and entered into certain consulting agreements. In its acquisition of Symco and Symbiotics, the Company assumed accounts payable of $408,965, indebtedness under credit facilities of $224,313 and obligations under certain contracts, totaling $274,382. In addition, the Company agreed to pay a purchase price consisting of a promissory note in the principal amount $1,476,305, and an earn out, and entered into certain consulting agreements. For a description of these acquisitions, including the purchase prices, assets acquired and obligations assumed, see Note 7, “Acquisitions.” The Company has only limited resources available to us. If these resources are insufficient to allow the Company to pay these obligations as they come due and to maintain its business as it is currently operated, the Company could be forced to cease operations, and investors in in the Company could lose their entire investment.

The Company’s current financial condition could cause third party suppliers and  manufacturers to refuse to do business with us, or to do so only on less  favorable terms.

The Company depends upon third-party suppliers and manufacturers, such as Advanced Protein Systems and Nellson Nutraceuticals, for its products. The Company does not have long-term supply agreements and the Chapter 11 Matter may lower vendor confidence in it and they may refuse to provide products or do business with it, or may do so only on less favorable terms, which could cause the Company’s net sales to decline. In addition, the Company’s current cash position could result in a higher degree of credit risk than normal for its suppliers. As a result, supplier pricing may include factors related to this credit risk such as the absence of cash discounts and the costs of extended terms that increase the Company’s cost for product and ultimately decrease our profitability. Any unfavorable change in the Company’s cash position could result in additional costs for product affecting its profitability. From time to time, the Company has experienced difficulties with various vendors requiring it to purchase product on cash upon delivery (“COD”) basis. As a result of purchasing on a COD basis, The Company could experience significant delays in shipments to its customers, which could have a material affect on itsr operating results. Although the Company believes that alternative sources of materials and contract manufacturing services are available, the loss of one or more suppliers or manufacturers as a result of the Chapter 11 Matter, could have a material adverse effect on results of operations until an alternative source is located and has commenced producing the Company’s products.

The Company’s revenues depend on continued business from the Company’s key  customers.

The Company’s three largest customer’s together account for 46.4% of net sales for the nine months ended September 30, 2006. One mass market customer, Wal-Mart/Sam’s Club, represented approximately 22.2% of the Company’s net sales, and two health food distributors, United Natural Foods, Inc. (“UNFI”) and Tree of Life, Inc., accounted for 13.7% and 10.4%, respectively, of the Company’s net sales, during the nine months ended September 30, 2006. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers have experienced financial difficulties. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, due to the Chapter 11 Matter, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which may cause net sales to decline. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

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

Redux, Health Holdings, Westgate and Quincy (the “Principal Stockholders”) have the ability to control the Company and have other substantial rights, preferences and privileges, as a result of the following factors:

At September 30, 2006, the Principal Stockholders collectively owned 74.8% of the Company’s outstanding common stock, 100% of its outstanding Series C and options and warrants to acquire an additional 14.1% of its common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities held by the Principal Stockholders). As a result, the Principal Stockholders have the ability to elect all of the Company’s directors, control the outcome of all matters requiring stockholder approval and control the Company’s management and affairs.

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

•
Redux holds an option to purchase up to 8,721,375 shares of common stock, subject to certain limits, at any time on or after July 26, 2005 at a price of $0.0001 per share, and a warrant to purchase up to 1,500,000 shares of common stock at any time on or after July 26, 2005 through July 26, 2010 at a price of $0.80 per share.

•
Redux, Health Holdings and Westgate hold 4,200,000, 12,600,000 and 4,200,000 shares, respectively, of Series C, each of which is convertible into one share of common stock (subject to adjustment to prevent dilution).

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

The Company has issued options and warrants to acquire common stock to the Principal Stockholders and to its employees at various prices, some of which are, or may in the future have, exercise prices at or below the market price of the Company’s common stock. As of September 30, 2006, the Company had outstanding options and warrants to purchase a total 43,490,618 shares of its common stock, of which, 29,682,500 had exercise prices above the market price of its common stock on September 30, 2006 ($0.10 per share) and 13,808,118 shares had exercise prices at or below this market price. The weighted average exercise price was $0.62 per share at that date. If exercised, these options and warrants could cause substantial dilution to the Company’s stockholders.

The Company also has issued shares of Series C which are, or may in the future have, conversion prices at or below the market price of its common stock. As of September 30, 2006, the Company had outstanding 21,000,000 shares of Series C convertible to a total of 21,000,000, shares of its common stock, all of which had conversion prices above the market price of the Company’s common stock on September 30, 2006 ($0.10 per share). The weighted average conversion price was $1.00 per share at that date. If converted, these shares of Series C could cause substantial dilution to the Company’s stockholders.

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

As of September 30, 2006, 43,332,733 shares of common stock were outstanding and 64,490,618 additional shares (subject to adjustment to prevent dilution) were issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C. The exercise prices or conversion prices are, or in the future may be, less than the market price of the Company’s common stock. In addition, future sales of common stock or securities convertible into common stock at or below recent market prices could result in dilution of the common stock. The risk of dilution may cause some of the Company’s stockholders to sell their shares, which could further reduce the market price of the Company’s common stock and impair its ability to raise capital by selling common stock.

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

The Company has granted registration rights to the holders of 64,490,618 shares of common stock which are currently outstanding or are issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C, in addition to the shares being offered hereby. The availability of these shares for sale could depress the market price of the Company’s common stock and impair its ability to raise capital by selling its common stock. {Did these transfer/will it be relevant in Chapter}

The Company’s future success depends on the Company’s ability to develop and  commercialize products.

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

As of December 31, 2005, the Company had federal net operating loss carry forwards of $23,328,277 that begin expiring in December 2017 and state net operating loss carry forwards of $11,777,297 that begin expiring in December 2005. A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership, such as our recent recapitalization and change of control, may restrict the future utilization of these tax loss carry forwards. Based upon preliminary calculations, we estimate that the utilization of tax losses for federal tax purposes would be limited to approximately $150,000 per year. As a result, federal net operating losses may expire before the Company is able to fully utilize them. As the Company is currently in a loss position this limit is not applicable. A more detailed calculation will be prepared once the Company has taxable income for federal and state purposes.

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

Trading in the Company’s common stock is low in volume. The market price of the Company’s common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. For the five trading days ended September 30, 2006, the average daily trading volume of its common stock was 4,245 shares, compared to the 64,490,118 additional shares for which the Company has granted registration rights. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by the Company’s independent registered public accounting firm, which may cause the Company’s stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company’s common stock. ADD something about bulletin board to pink sheets here or in body?

On August 25, 2006, the NASD delisted the Company from the Over the Counter Bulletin Board, due to the Company’s inability to timely file its second quarter 2006 10Q. The Company is now listed and trading on the “Pink Sheets” with the symbol NRDC.PK. Listing on the Pink Sheets could adversely affect the Company’s ability to increase the share price and move the Company’s common stock listing to a national security exchange.

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

The Company’s long-term debt primarily consists of a $4.0 million line of credit originally entered into on July 27, 2005, a $1,550,000 Loan Agreement with a majority shareholder and other investors and $350,000 in loans from a majority shareholder. The line of credit bears interest at prime rate plus 2.0%. The Loan Agreement bears interest at 15% per annum and is due on December 31, 2006. The loans from a majority shareholder have no stated interest. However, given the fixed interest rate on the Loan Agreement, interest rate changes generally will have no effect on the interest rates under the Loan Agreement or the Investor Notes or on the Company’s results of operations. Given the variable interest rate on the line of credit, the impact of interest rate changes on the line of credit could have a material impact on the Company’s results of operations. For the nine month period ended September 30, 2006, the interest expense on the line of credit was $248,491. If the interest rate on the line of credit for the nine month period ended September 30, 2006 had increased by one percent to prime rate plus 3.0%, this would result in an interest expense of $272,734.

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

There were changes in the Company’s internal control over financial reporting, that occurred during the Quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During August 2006, the Company reduced personnel, moved its primary offices, and filed for protection under Chapter 11. These and other significant events resulted in material internal control changes.

PART II. Other Information

ITEM 1 . Legal Proceedings.

From time to time, the Company is party to various claims and litigation that arise in the ordinary course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of any pending claims and litigation will not have a material effect on the Company’s results of operations or financial condition.

Ageless Foundation, Inc. v. Quincy Investment Corp., Naturade, Inc. and Peter  H. Pocklington(Case No. 05-25540 Circuit Court of the 11th Judicial District in  and for Miami-Dade County, Florida). On December 30, 2005, Ageless filed a complaint in Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida against Quincy, the Company and Peter H. Pocklington, the former Chairman of the Board of the Company, for the alleged failure to pay certain consideration for the purchase of corporate assets sold by Ageless to Quincy, which obligation allegedly was guaranteed by the Company and Peter H. Pocklington. Ageless is seeking damages in the amount of $648,234.

Fortress Systems, LLC dba FSI Nutrition v. Naturade, Inc. (Case No. ADV  .06-08004 U.S. Bankruptcy Court, District of Nebraska). On January 11, 2006, Fortress Systems, LLC (dba FSI Nutrition) filed a claim against the Company in U.S. Bankruptcy Court, District of Nevada alleging failure to pay for a special order product. The plaintiff is seeking $47,255 in damages.

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company has not accrued the remaining rent as September 30, 2006 and management believes that the lease will be rejected as a result of the Chapter 11 Matter.

On September 30, 2006, a judgment in the amount of $271,000 was entered against the Company related to a vendor. Such amount has been accrued at September 30, 2006.

The Company has fully accrued the amounts claimed in these suits as of September 30, 2006. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company has not accrued the remaining rent as of September 30, 2006 as the lease was rejected by order of the bankruptcy on August 31, 2006As of the filing of this report, the plaintiffs have not requested and have not been granted a separation from the Company’s chapter 11 filing.

ITEM 1A . Risk Factors.

See “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a description of the Company’s risk factors.

ITEM 2 . Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

ITEM 3 . Defaults Upon Senior Equity Securities .

NONE.

ITEM 4 . Submission of Matters to a Vote of Security Holders .

NONE

ITEM 5 . Other Information .

NONE

ITEM 6 . Exhibits

(a) Exhibits

Exhibit Number	Document
**10.1	Letter Agreement dated August 31, 2006 between Laurus Master Fund, LLC and Redux Holdings, Inc.
**10.2	Treatment Letter dated August 31, 2006 from Redux Holdings, Inc. to Laurus Master Fund, LLC
**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: November 14, 2006	By	/s/ Richard Munro
Richard Munro
Chief Executive Officer

DATE: November 14, 2006	By	/s/ Adam Michelin
Adam Michelin
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Document
**10.1	Letter Agreement dated August 31, 2006 between Laurus Master Fund, LLC and Redux Holdings, Inc.
**10.2	Treatment Letter dated August 31, 2006 from Redux Holding, Inc. toLaurus Master Fund, LLC
**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.