Form 10-K
period 2006-12-31
NATURADE INC
filed 2007-04-17
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to __________

Commission File Number: 33-7106-A

NATURADE, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2442709
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

601 Valencia Avenue, Brea, CA	92823
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐  Non-accelerated filer ☑  Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of such Common Stock held by non-affiliates was $365,415 based on the average of the bid and asked price on that date.

As of March 24, 2007, 43,332,733 shares of the registrant’s common stock were outstanding.

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

NATURADE®, NATURADE TOTAL SOY®, THE DELICIOUS WAY TO GIVE HEART DISEASE THE SHAKE™, THE DELICIOUS CHOLESTEROL FIGHTER! ®, NATURADE 100% SOY™, NATURADE 100% WHEY™, NATURADE VEG™, NATURADE SOY-FREE VEG™, NATURADE MILK & EGG™, NATURADE N-R-G™, NATURADE PURE SOY™, DIET LEAN™, POWER SHAKE®, FEEL ALIVE®, RIBOTEIN™, REVIVEX™, HEAD START™, AGELESS FOUNDATION LABORATORIES®, SYMCO®, SYMBIOTICS® and EXPEC® are trademarks or service marks of Naturade, Inc.

PART I

Item 1. Business

General

Naturade, Inc. (the” Company”) develops and markets branded natural products. The Company is focused on innovative products designed to nourish the health and well-being of consumers.

The Company competes primarily in the market for natural, nutritional supplements. The Company’s products include:

•	Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders;

•	Naturade® protein powders;

•
ReVivex™ healthy joint and arthritis pain relief products; As the result of the Company’s inability to adequately fund consumer marketing and promotions, the ReVivex™ brand has lost retailer support and has been discontinued at major retailers. Subsequently, Naturade has discontinued this brand.

•	Ageless™, a line of anti-aging products;

•	Colostrum Plus™, a line of products to enhance immune system functions;

•	Diet Lean® products focused on the low carb dieter; and

•	Other niche dietary supplements.

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

The Company’s independent registered public accounting firm issued a going concern opinion on the Company’s December 31, 2006 financial statements by including an explanatory paragraph in which they expressed substantial doubt about its ability to continue as a going concern.

The Company was incorporated in 1986 under the laws of the state of Delaware. The Company’s principal executive offices are located at 601 Valencia Avenue, Suite 100, Brea, California 92823, and its telephone number is (714) 573-4800. The Company’s website is located at www.naturade.com.

History and Recent Developments

Product Introductions

Naturade pioneered the introduction of soy protein powders in the 1950’s. In 1999, the FDA authorized qualifying products to claim on their label that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” The Company introduced its Naturade Total Soy® meal replacement powders featuring this claim on the first day allowed by the FDA. Naturade currently markets 26 SKUs featuring this claim.

In 2002, Naturade broadened its focus to target the weight loss market with the introduction of the Naturade Total Soy® line of meal replacements for cholesterol reduction and weight management. In 2003, the Company introduced the Diet Lean™, a product marketed to reduce the absorption of starch calories. In 2004, this line was extended with additional meal replacement powders and dietary supplements.

In order to focus its resources on the Company’s core soy powder brands and new products and to raise working capital, the Company sold its Aloe Vera brands in 2004. The Aloe Vera products were focused primarily on the natural health and beauty segment, which were outside the Company’s current strategic focus.

In October 2004, Naturade introduced the ReVivex™ family of dietary supplements containing Celadrin®. Celadrin® has been reported to promote joint health and mobility. The Company also introduced ReVivex™ Pain Relief Lotion, a menthol-based topical analgesic for arthritis pain and backache, as well as pain from overexertion or injuries. The Company does not have a long-term supply agreement for Celadrin®. In the event the owner of Celadrin® refused to provide the Company with this product, or increased its prices, Naturade would be required to reformulate the ReVivex™ line to use another, perhaps less effective ingredient, or to pass any price increase on to our customers.

Recent Developments

Chapter 11 Filing

On August 31, 2006 (the “ Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Bankruptcy”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). Since the Petition Date, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 1, Chapter 11Bankruptcy Proceedings for additional information.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Bankruptcy (see Note 1, Chapter 11Bankruptcy Proceedings) such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Bankruptcy. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Bankruptcy have been segregated and classified as liabilities subject to compromise in the December 31, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Bankruptcy for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company has an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, are classified as liabilities subject to compromise in the December 31, 2006 balance sheet. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Bankruptcy as reorganization items in its statement of operations for the year ended December 31, 2006. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code.

On September 25, 2006, The Company's common stock was de-listed from the over-the-counter Bulletin Board and now trades on the "Pink Sheets." The Company intends filing a 15 (2) c statement with NASD in Spring 2007 to try to regain listing on the over-the counter Bulletin Board.

Since September 2006, the Company has sought consensual agreement with its secured lender, other secured parties and the committee of unsecured creditors. The parties reached consensual agreement on the Company’s Fifth Amended Plan of Reorganization (the “Plan”) which was heard in Bankruptcy Court on February 28 2007 and approved. The Company expects its Plan to become effective in April 2007 (the “Effective Date”), based upon representations the Company has received from Redux Holdings Inc. (“Redux”), the Company’s controlling shareholder, who has agreed to provide the funding required under its Plan. A copy of the Plan may be accessed at www.winthropcouchot.com/client_files.php under client documents - Naturade.

On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be canceled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of restricted common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

Recapitalization

On July 22, 2005, the Company entered into a recapitalization with Quincy Investments Corp. (“Quincy”) and its then principal stockholders, Health Holdings and Botanicals LLC (“Health Holdings”) and Westgate Equity Partners, L.P (“Westgate”). In connection with the recapitalization, Quincy negotiated, and arranged the financing for, the Company’s acquisition of selected assets of Ageless, Symco and Symbiotics described below. In addition, the recapitalization involved (1) the issuance of securities to Quincy, (2) the exchange by Health Holdings and Westgate of shares of the Company’s common stock and Series B Convertible Preferred Stock (“Series B”) for shares of Series C Convertible Preferred Stock (“Series C”) and (3) the extension of the maturity date of certain notes held by Health Holdings and Bill D. Stewart, a director and the Company’s chief executive officer (“Stewart”), and David A. Weil (“Weil”). The recapitalization resulted in the availability to the Company of additional products, the delay in the Company’s obligation to pay such notes with a resulting short-term increase in the Company’s liquidity, and a change in control of the Company.

 On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of the Company’s common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

Change in Control

On August 10, 2006, Quincy Investments Corp. (“Quincy”), the then principal shareholder of the Company, subsequent to executing a Letter of Intent of July 26, 2006 with Redux to transfer to Redux, Quincy’s controlling interest in Naturade, as reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, entered into the Quincy Transfer Agreement (“the Definitive Agreement”) pursuant to which:

•	Quincy transferred 28 million shares of the Company’s common stock, 4.2 million shares of Series C Convertible Preferred Stock (“Series C”) and 14 million warrants to purchase common stock to Redux;

•	Redux agreed to make cash contributions up to $500,000, at its sole discretion, to the Company;

•	Redux and Quincy agreed to attempt to complete a Definitive Agreement by August 31, 2006.

•	It should be noted that Quincy withheld 3,372,345 shares of Common in violation of the Quincy Transfer Agreement.

Before the transactions described above, Quincy owned 31,372,345 shares of the Company’s common stock, or 72.4% of the voting power of the Company’s common stock. Quincy also owned 4.2 million shares of Series C, which when added to Quincy’s common stock holdings, represented 55.3% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C are entitled to vote along with the holders of the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Quincy had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of Health Holdings and Botanicals, LLC holders of 12,600,000 shares of Series C who have the right to elect one director and to approve certain transactions.

The Definitive Agreement contemplated under the Letter of Intent was not been entered into and the Letter of Intent by its terms has expired. Although Quincy has threatened litigation against Redux related to the absence of a Definitive Agreement no lawsuit has been commenced. In contrast, the Company has initiated a lawsuit against Quincy and Peter Pocklington. See Legal Proceedings.

On August 31, 2006 Laurus entered into an agreement with Redux, the principal shareholder of the Company, (the “Redux Agreement”) pursuant to which:

•	Laurus Master Fund, Ltd. (“Laurus”) transferred 1,050,000 shares of the Company’s common stock to Redux;

•	Laurus transferred warrants to purchase 1,500,000 shares of the Company’s common stock at $0.80 per share to Redux which were cancelled upon transfer;

•	Laurus transferred an option to purchase 8,721,375 shares of the Company’s common stock at $0.001 per share to Redux (“Laurus Options”); and

•	Redux issued 574,787 shares of Redux common stock to Laurus, subject to certain provisions for anti-dilution and piggy back registration rights.

On April 13, 2007, Redux issued Laurus a cashless warrant to purchase up to 700,000 shares of Redux common stock, in consideration of Laurus waving all default interest of the Company’s accrued default interest and fees.

On November 16, 2006, Redux acquired 500,000 shares of the Company’s common stock and warrants to purchase 3,647,743 shares of common stock from Liberty Company Financial, LLC (“Liberty”) and in exchange issued to Liberty 28,116 shares of Redux common stock.

As a result of the transactions described above, Redux controls voting rights of 29,550,000 shares of the Company’s common stock and 4,200,000 shares of Series C, or 68.2% of the voting power of the Company’s common stock, 20.0% of the voting power of the Series C, and 52.5% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C are entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Redux has the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above. If the Laurus Options are included, these percentages increase.

 On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

Financing

In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus, consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, the Company issued to Laurus an option to purchase up to 8,721,375 shares of the Company’s common stock at $0.001 per share and a warrant to purchase up to 1,500,000 shares of the Company’s common stock at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminated the conversion features on the facility. The Company issued Laurus 1,050,000 shares of the Company’s common stock in consideration for this amendment. See Note 4 to Financial Statements, “Financing.”

On August 31, 2006, prior to the Company’s filing under Chapter 11 of the US Bankruptcy Code, Laurus and Redux agreed to cause the Company to do the following (the “Financing Changes”):

•	Laurus’ claim in the approximate amount of $2,900,000 will be treated as fully secured and the liens granted Laurus pursuant to the Financing Agreement will remain without modification.

•	Laurus will provide debtor in possession financing (“DIP”) pursuant to the terms and conditions of the financing agreement.

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

Control by Principal Stockholders and Others

As a result of this recapitalization and financing, Redux has substantial control over Naturade. For a description of the various rights of these parties, see “Risk Factors - Certain stockholders have the ability to control the Company and have other substantial rights, preferences and privileges.”

Acquisitions

On August 3, 2005, the Company acquired certain assets relating to the health products retail business of Symco. On August 5, 2005, the Company acquired certain assets relating to the health products retail business of Ageless. In these acquisitions, Naturade acquired the right to distribute additional new products, including the Ageless™ line of anti-aging products and Colostrum Plus™, a line of products reported to enhance immune system functions. For a description of these acquisitions (including the purchase prices, assets acquired and obligations assumed), see “Business-Acquisitions” below. See also “Risk Factors-In the Company’s recent acquisitions, the Company assumed substantial additional obligations.”

Business Strategy

Naturade is focused on innovative, scientifically supported nutritional supplements and natural products designed to nourish the health and well being of consumers. The key elements of our growth strategy include the following:

Increase focus on weight loss

Naturade is focused on the growth potential of the weight loss category. Clinical studies on both humans and animals have shown that a low calorie diet containing soy protein based foods is more effective in promoting weight loss than a low calorie diet containing animal protein based foods. The Company’s Diet Lean™ brand of products offers a product line for new, complementary weight loss products.

Capitalize on the health benefits of soy protein

Naturade believes significant growth potential exists in the soy protein foods. In 1999, the U.S Food and Drug Administration (“FDA”) approved the claim that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” This claim was approved by the FDA based on studies evaluating the relationship between dietary soy protein and the level of blood lipids, particularly cholesterol. To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. Each of the Company’s soy protein based powders contains between 8 and 25 grams of soy protein per serving. The FDA, the American Heart Association and the Mayo Clinic all support daily intake of 25 grams of soy protein as part of a diet low in saturated fat and cholesterol.

Excel in relationships with consumers and retailers

Naturade has used its expertise in consumer packaged goods to build a strong relationship with its retail customers. The Company complements its broad sales and marketing efforts with programs focused on direct-to-consumer communication to generate trial use, cross-promote products and build brand loyalty. Despite the negative effects of the Company’s filing for bankruptcy protection under Chapter 11, the Company has maintained strong relationships with most of its retailers.

Pursue innovation through science-based new products

Naturade continues to emphasize new products as a long-term growth strategy. These include further exploitation of soy protein’s claims to lower cholesterol, support weight loss, reduce bone loss, reduce hot flashes and enhance performance. In addition, the Company intends to investigate future products based on other promising health benefits supported by scientific investigations in the weight loss and joint health categories. The Company’s marketing and research and development departments spearhead new product development, overseeing product formulation, testing and sample production runs carried out by our third-party manufacturers.

Focus promotional spending to improve profitability by account

The Company manages its spending plans based on an account’s potential, and then develops its promotional programs to optimize sales growth while limiting brand expense. As a result, contribution margins, defined as gross margins less direct brand expenses, were 17.6% of net sales for 2006 and 25.7% of net sales for 2005. The decrease in contribution margin in 2006 was a result of increased costs related to product sourcing and an increase in customer claims and allowances following the Company’s filing for Chapter 11 protection.

Selectively pursue new distribution

Naturade selectively pursues new distribution where initial investment in start-up costs has a strong expectation of delivering a near-term return. Similarly, the Company has elected to exit accounts where minimum profit standards cannot be met. As a result, Naturade is currently selling to a consolidated U.S. account base of approximately 36,000 stores in 2006 and 2005 and 20,000 in 2004.

Expansion into international markets with a streamlined offering of best selling products is being pursued with the same targeted spending strategy.

Identify and solicit strategic partners for growth

Naturade continues to focus on external growth, making use of the resources of our principal shareholders to help identify compatible companies for strategic alliances, investments in the Company or acquisitions by the Company. The effort to identify additional funding in support of internal and external growth is ongoing.

Brands and Product Lines

Weight loss brands

Naturade Total Soy® is the Company’s largest selling brand, positioned for weight loss and cholesterol reduction. It is distributed in virtually all of the retail outlets serviced by the Company or its distributors. These products include shake mix powder products available in a variety of flavors in all natural and low carbohydrate formulation including original Naturade Total Soy® powder, Calcium Shake™ and Naturade Low Carb Dieters Shake®.

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

Soy protein-based products for heart health

In 1999, the FDA authorized a heart health claim for soy protein. Naturade markets 26 different soy protein SKUs that qualify to carry the FDA approved claim that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” These products accounted for approximately 51% of our net sales in 2005. Naturade Total Soy® was the first soy protein powder brand in the United States to carry this claim on the front of retail package labels and differentiates itself from competitors by continuing to emphasize this life-saving health message on its packages as well as in its advertising and promotional messages as “the delicious cholesterol fighter®.” We offer two soy protein-based nutritional supplement products positioned as energy enhancers, Power Shake® and Ribo-tein™, plus Naturade Pure Soy™, the only widely distributed meal replacement powder made with certified organic ingredients. In addition, three of the six low carbohydrate protein boosters are made with soy protein and carry the FDA heart health claim. To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. Each of the Company’s soy protein based powders contains between 8 and 25 grams of soy protein per serving.

Joint health care products

In late 2004, the Company introduced ReVivex™, a line of joint health products that utilize Celadrin®, a proprietary compound that studies show offers benefits not found in glucosamine based products, currently the standard for natural joint health supplements. The active ingredient in the ReVivex™ line, available in several oral (tablet) applications, has properties which are reported to cushion bones and joints to increase mobility and promote flexibility. As the result of the Company’s inability to adequately fund consumer marketing and promotions, the ReVivex™ brand has lost retailer support and has been discontinued at major retailers. Subsequently, Naturade has discontinued this brand .

Immune system enhancement products

In 2005 acquired the Colostrum Plus™ line of products from Symco, These products utilize bovine Colostrum which is very similar to human Colostrum and are reported to enhance immune system functions.

Aloe Vera-based products

During 2004, Naturade sold our Aloe Vera brands for approximately $1.2 million in cash in order to raise working capital and focus its resources on meal replacements, diet products, sports nutrition and joint health care products. The Aloe Vera based products accounted for approximately 10%, of the Company’s 2004 net sales.

Other products

Naturade offers additional all-natural brands and product lines including sports nutrition powders, laxatives, digestive aids, cough/cold products and anti-aging products under the Ageless™ line which, cumulatively, account for approximately 6% of 2006 net sales. These products are distributed almost exclusively through independent health food stores and natural supermarkets.

Competition

In light of the 2004 withdrawal of Slim Fast’s soy protein powders, Naturade faces only one significant competitor in the mass market powder sector, Genisoy® from MLO Products, Inc. Many other companies have entered the category since 1999 but hold only small market shares, including Twinlab, Amerifit, Kashi, Balance, EAS, Natrol, Rexall Sundown, Schiff (Weider) and Country Life (Hain). The Company also competes with Genisoy® and Kashi in the health food segment. In the health food sector, Naturade competes indirectly with Spiru-tein®, a brand from Nature’s Plus, Inc. Unlike Naturade Total Soy®, Spiru-tein® does not emphasize soy protein content in marketing its products and positions them as energy boosters rather than products for weight loss or cholesterol reduction. Spiru-tein® holds a substantial lead over Naturade’s entries in the energy category, Power Shake® and Ribo-tein™.

Sales, Marketing and Distribution

In fiscal 2006, the Company’s sales by distribution channel were 33.6% to the mass market, 63.0% to the health food market and 3.4% in international channels, as compared to sales by distribution channel of 41.5% to the mass market, 55.8% to the health food market and 2.7% in international channels in fiscal 2005. The Company’s products are sold to both the health food market and the mass market using a sales management team augmented by independent brokers. Health food sales are primarily through distributors, while most mass market sales are direct to retailers. Naturade’s sales and distribution in Canada is also handled through distributors and brokers.

The Company’s direct sales force supervises broker sales organizations in the health food market and mass market. While headquarters sales calls are primarily the responsibility of our sales management, over 50 independent health food broker personnel and an additional 15 independent mass market broker personnel carry out follow-up calls and retail activity. The Company maintains brokerage agreements with its health food and mass market brokers throughout the United States. These agreements have a term of one year and may be terminated on 30 days prior written notice by either party. In addition, these agreements grant the brokers exclusive territories to represent us and receive commissions on sales generated in these territories. Brokers do not take title to the Company’s products.

The Company sells its products in the health food market through a network of 19 independent distributors and approximately 20 smaller independent distributors, who together service approximately 8,000 retail health food stores and natural supermarkets in the United States. These distributors take title to our products, combining these products with other companies’ products to serve the health food stores in their geographic area. Ten of these key distributors are divisions of United Natural Foods, Inc. (“UNFI”), a national health food distributor, while six other distributors are divisions of Tree of Life, Inc. (“TOL”), another national health food distributor. Combined, these two principal health food distributors accounted for 24% of the Company’s net sales during 2006. Our direct sales force, along with brokers, often will solicit business from health food stores who then acquire our products from these distributors. While each of these national health food distributors is a corporate legal entity, their divisions independently make purchasing decisions on our products and are separately invoiced by us. Accordingly, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company treats these divisions as separate customers for purposes of determining the top 40 customers.

Mass market products are sold directly to mass market retailers or their designated distributors. One mass market customer, Sam’s Club and Wal-Mart, represented approximately 21% of the Company’s net sales in 2006. While this mass market customer is part of a single corporate legal entity, its retail operations are independent operations, have separate buying departments and are separately invoiced by the Company. Thus, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Naturade treats them as separate customers for purposes of determining the top 40 customers.

The loss of any one of the Company’s major customers could have a material adverse effect on its business.

Third-Party Manufacturers

Naturade out sources all of its manufacturing and, as a result, has been significantly dependent on third-party manufacturers such as Nellson Nutraceuticals, Omni-Pak, a division of NBTY, Inc Best Formulations, and Advanced Protein Systems. As a result of the Company’s filing for bankruptcy protection under Chapter 11, the Company has encountered significant challenges maintaining, or finding new third party manufacturers. Omni Pak and Nellson have ceased manufacturing the Company’s products and the Company has been forced to approach new manufacturers to source manufacture of its products. As a result, the Company has been forced to negotiate less favorable purchasing terms including cash in advance or cash on delivery in order to purchase inventory. This has caused the Company to encounter numerous inventory shortages. As the Company begins to emerge from bankruptcy, certain vendors are beginning to offer more favorable purchasing terms.

The Company currently contracts with third-party manufacturers who specialize in powder, liquid, tablet/capsule, and over-the counter drug production. Naturade selects its third-party manufacturers based upon several criteria, including quality, capacity, location and cost. Under the direction of the Company’s product development team, these third-party manufacturers create product formulations and develop sample production runs of prototype products. Naturade generally requests that a certificate of analysis, which indicates tested levels of key microbiological measures, accompany product batches received from third-party manufacturers.

Raw Material Supplies

Due to outsourcing of production, the Company has eliminated most of its raw material inventory. At December 31, 2006, raw material inventory was $49,879. This amount includes labels, corrugated boxes and shippers. The Company believes that the raw materials used by its third-party manufacturers are readily available from multiple supply sources. The Company has experienced significant delays due to supply problems related to the Chapter 11 filing. As the Company begins to emerge from bankruptcy, certain of these vendors are beginning to offer more favorable purchasing terms.

Quality Control

Naturade has established quality control standards for its third-party manufacturers, including lists of approved raw material suppliers, agreed upon production batch sizes, microbiological and other contaminant testing criteria, utilization of industry-specific independent laboratories for sample analysis and a formal incubation period for finished products, among other requirements.

Seasonal Fluctuations

As the Naturade Total Soy® brand has emphasized weight loss in connection with its meal replacement products, sales have become somewhat more seasonal, affected by higher December and first quarter demand due to intense consumer interest in dieting and healthy lifestyle following the holiday season, with a softening of sales in the beginning of the fourth quarter. In addition, the Company’s natural cough and cold line fluctuates with the cold season throughout the country. Because individual products have seasonal variations, as the Company’s product mix changes, it may experience more seasonality in the future. International sales tend to fluctuate depending upon economic conditions, seasonal patterns and cultural differences within each country.

Trademarks, Copyrights and Other Intellectual Property

Naturade maintains 53 registrations on trademarks with the United States Patent and Trademark Office. Naturade also maintains trademark registrations for a variety of marks in approximately 12 foreign countries. In addition, the Company holds other intellectual property rights. Federally registered trademarks have perpetual life, provided they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of the Company’s products. Because of the Company’s limited financial resources, it cannot, in all cases, exhaustively monitor the marketplace for trademark violations. The Company will evaluate and pursue potential infringements on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elect not to pursue them, the value of its trademarks could be substantially weakened.

As part of the acquisition of Symco and Symbiotics, Naturade acquired the exclusive right to the trademark “Age Defiance,” and granted Symco and Symbiotics a license to use this trademark. See “Business-Acquisitions” for a discussion of the acquisition of Symco.

Recapitalization

In January 2005, Naturade was introduced to Quincy by a public relations firm retained by both Quincy and Naturade. Before this introduction, Naturade did not have any relationship with Quincy. Quincy, in turn, introduced Naturade to Ageless and to Symco and Symbiotics. Symco and Symbiotics were related companies under common control. Before this introduction, Naturade did not have any relationship with Ageless, Symco or Symbiotics.

On July 22, 2005, the Company entered into a Master Investment Agreement (the “Master Investment Agreement”), with Quincy, Health Holdings, Westgate, Stewart and Weil, pursuant to which:

•	Quincy negotiated, and arranged the financing for, the acquisition by Naturade of selected assets of Ageless, Symco and Symbiotics;

•	Quincy remained a co-obligor on, and a principal of Quincy personally guaranteed, the payment of a portion of the purchase price of each such acquisition;

•
Naturade issued to Quincy (i) 30,972,345 shares of Common Stock, (ii) warrants to purchase 7,000,000 shares of the Company’s common stock at $0.80 per share and additional 7,000,000 shares of the Company’s common stock at $1.02 per share, during the period from July 22, 2006 to July 22, 2015 (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C, all in consideration of Quincy negotiating, and arranging the financing for the Company’s acquisition of the selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction;

•
Health Holdings surrendered the 41,054,267 shares of the Company’s common stock held by it in exchange for (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of the Company’s common stock at $1.00 per share, during the period from July 22, 2006 to July 22, 2015 (the “HHB Warrant”);

•	Westgate surrendered the 13,540,723 shares of Series B held by it, including any accrued and unpaid dividends, in exchange for 4,200,000 shares of Series C;

•
Health Holdings, Stewart and Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2006 to December 31, 2006;

•
Naturade granted to Health Holdings, Westgate and Quincy certain registration rights with respect to the common stock issuable upon conversion of the Series C or exercise of the HHB Warrant or the Quincy Warrants (see “Business - Registration Rights”); and

•	Quincy would grant to Health Holdings and Westgate certain co-sale rights described below.

The holders of the Series C voting as a separate class are entitled to elect one member of our Board of Directors. In addition, in matters presented for a vote of stockholders, including the election of other directors, the holders of the Series C vote together with the holders of Common stock as a single class, with a number of votes equal to the number of shares of common stock into which the Series C may then be converted. Under Delaware law, the holders of common stock and Series C vote as a separate class on any amendment to our Certificate of Incorporation which would (i) increase or decrease the aggregate number of authorized shares of such class, (ii) increase or decrease the par value of the shares of such class, or (iii) alter or change the powers, preferences or special rights of the shares of such class so as to affect them adversely.

In addition, Health Holdings is entitled to receive notice of, and to have a representative attend, all meetings of the Company’s Board of Directors, so long as Health Holdings owns any Series C.

On a liquidation or sale of Naturade, the holders of Series C would be entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends. This preferential payment would reduce the amount available for distribution to the holders of the Company’s common stock.

For each fiscal year, the holders of Series C would be entitled to receive a cash dividend equal to 20% of the amount, if any, by which the Company’s pre-tax profits for such year exceed $10 million, which dividend would be distributed within 120 days of the end of such fiscal year. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of our business or distributions to the holders of the Company’s common stock

Naturade has the right to require the conversion of all shares of Series C into the Company’s common stock at any time within ten days following a period of 20 consecutive trading days for which the closing bid price of the Company’s common stock equals or exceeds $1.50 per share (as adjusted).

At any time after July 22, 2006, the holders of the Series C had the right to convert each share of Series C into one share of the Company’s common stock at $1.00 per share (subject to adjustment to prevent dilution). The issuance of these shares of the Company’s common stock could cause substantial dilution to the other holders of the Company’s common stock and the potential issuance of these shares of the Company’s common stock could depress the market price of the Company’s common stock and impair the Company’s ability to raise capital through the sale of the Company’s common stock

On December 31, 2012, Naturade is required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company is then legally able to do so. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of its business or distributions to the holders of its.

The issuance of the shares of the Company’s common stock under the Master Investment Agreement and the shares of pursuant to the HHB Warrant and Quincy Warrants could cause substantial dilution to the other holders of the Company’s common stock, and the potential issuance of all such shares of the Company’s common stock could adversely affect the market price of the Company’s common stock and impair Naturade’s ability to raise capital through the sale of the Company’s common stock.

In the event Quincy desired to sell any shares of the Company’s common stock received pursuant to the Master Investment Agreement, other than a sale in the public market at fair market value (as defined in the Master Investment Agreement), Health Holdings and Westgate had the right to sell to the proposed transferee a pro rata portion of the Company’s common stock on the same terms and conditions.

Before the transactions contemplated by the Master Investment Agreement:

•
Health Holdings beneficially owned 68.8% of the Company’s common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities). In addition, William B. Doyle, Jr. and Lionel P. Boissiere, each of whom was, until August 10, 2005, a director of Naturade, were each a principal and a managing member of Doyle & Boissiere Fund I, LLC, a controlling shareholder of Health Holdings.

•
Westgate beneficially owned 22.7% of the Company’s common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities). In addition, Jay W. Brown and Robert V. Vitale, each of whom was, until August 10, 2005, a director of Naturade, were each a principal with Westgate Group, LLC, the general partner of Westgate.

•	Bill D. Stewart was the Chairman of the Board and the Chief Executive Officer of Naturade, and David A. Weil was, until August 10, 2005, a director of Naturade.

•	Naturade was indebted to Health Holdings, Stewart and Weil in the amount of $1,075,000, $100,000, and $75,000, respectively, under the Loan Agreement dated April 23, 2003.

•	The public stockholders beneficially owned 6.0% of the Company’s common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities).

As a result of the recapitalization, Quincy had the ability to elect a majority of our Board of Directors, control the outcome of all matters requiring stockholder approval (except such matters as require a class vote of the Series C) and control the Company’s management and affairs (except to the extent the approval of Laurus was required under the Financing Agreement as defined below).

Change in Control

On August 10, 2006, Quincy Investments Corp. (“Quincy”), the then principal shareholder of the Company, subsequent to executing a Letter of Intent of July 26, 2006 with Redux to transfer to Redux Quincy’s controlling interest in Naturade, as reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, entered into the Quincy Transfer Agreement, pursuant to which:

•	Quincy transferred 28 million shares of the Company’s common stock , 4.2 million shares of Series C and 14 million warrants to purchase to Redux;

•	Redux agreed to make cash contributions up to $500,000, at its sole discretion, to the Company;

•	Redux and Quincy agreed to attempt to complete a Definitive Agreement by August 31, 2006.

•	It should be noted that Quincy withheld 3,372,345 shares of Common in violation of the Quincy Transfer Agreement.

Before the transactions described above, Quincy owned 31, 372,345 shares of the Company’s common stock, or 72.4% of the voting power of the Company’s common stock. Quincy also owned 4.2 million shares of Series C, which when added to Quincy’s common stock represented 55.3%of the combined voting power of the Company’s common stock and the Series C Convertible Preferred Stock (“Series C”). The holders of the Series C are entitled to vote along with the (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Quincy had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of Health Holdings and Botanicals, LLC holders of 12,600,000 shares of Series C who have the right to elect one director and to approve certain transactions.

The Definitive Agreement contemplated under the Letter of Intent has not been entered into and the Letter of Intent, by its terms, has expired. Although Quincy has threatened litigation against Redux related to the absence of a Definitive Agreement, no lawsuit has been commenced. In contrast, the Company has initiated a lawsuit against Quincy and Peter Pocklington. See Legal Proceedings.

On August 31, 2006 Laurus entered into an agreement with Redux, the principal shareholder of the Company, (the “Redux Agreement”) pursuant to which:

•	Laurus Master Fund, Ltd. (“Laurus”) transferred 1,050,000 shares of the Company’s common stock to Redux;

•	Laurus transferred warrants to purchase 1,500,000 shares of the Company’s common stock at $0.80 per share to Redux which were cancelled upon transfer;

•	Laurus transferred an option to purchase 8,721,375 shares of the Company’s common stock at $0.001 per share to Redux (the “Laurus Options”); and

•	Redux issued 574,787 shares of Redux common stock to Laurus, subject to certain provisions for anti-dilution and piggy back registration rights.

On April 13, 2007, Redux issued Laurus a cashless warrant to purchase up to 700,000 shares of Redux common stock, in consideration of Laurus waving all default interest of the Company’s accrued default interest and fees.

On November 16, 2006, Redux acquired 500,000 of the Company’s common stock and warrants to purchase 3,.647,743 shares of Common Stock from Liberty Company Financial, LLC (“Liberty”) and in exchange issued to Liberty 28,116 shares of Redux Common Stock.

As a result of the transactions described above, Redux controls voting rights of 29,550,000 shares of the Company’s common stock and 4,200,000 shares of Series C, or 68.2% of the voting power of the Company’s common stock, 20.0% of the voting power of the Series C, and 52.5% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C are entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Redux has the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above. If the Laurus Options are included, these percentages increase.

On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

Financing

In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus, consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, the Company issued to Laurus an option to purchase up to 8,721,375 shares of the Company’s common stock at $0.001 per share and a warrant to purchase up to 1,500,000 shares of the Company’s at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminated the conversion features on the facility. The Company issued Laurus 1,050,000 shares of its common stock in consideration for this amendment. See Note 4 to Financial Statements, “Financing.”

On August 31, 2006, prior to the Company’s filing under Chapter 11 of the US Bankruptcy Code, Laurus and Redux agreed to cause the Company to do the following (the “Financing Changes”):

•	Laurus’ claim in the approximate amount of $2,900,000 will be treated as fully secured and the liens granted Laurus pursuant to the Financing Agreement will remain without modification.

•	Laurus will provide debtor in possession financing (“DIP”) pursuant to the terms and conditions of the financing agreement.

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

For a more detailed description of the Financing Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Laurus Financing.”

Principal Stockholders

At December 31, 2006, Redux, Health Holdings and Westgate control voting rights of 29,550,000 shares of the Company’s common stock and 21 million shares of Series C, or 68.2% of the voting power of the Company’s common stock, 100 % of the voting power of the Series C, and 52.5% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C are entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, the Principal Stockholders have the ability to elect all of the Naturade directors, control the outcome of all matters requiring stockholder approval and control its management and affairs. For information on the number of shares of the Company’s common stock beneficially owned by each Principal Stockholder, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The Principal Stockholders hold the following options and warrants to purchase additional shares of the Company’s common stock:

•	Redux holds a warrant to purchase up to 7,000,000 shares of the Company’s common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $0.80 per share.

•	Redux holds a warrant to purchase up to 7,000,000 shares of the Company’s common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.02 per share.

•	Health Holdings holds a warrant to purchase up to 10,000,000 shares of Company’s common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.00 per share.

•	Redux holds an option to purchase up to 8,721,375 shares of the Company’s common stock, subject to certain limits, at any time on or after July 26, 2005 at a price of $0.0001 per share.

•	Redux holds a warrant to purchase up to 1,500,000 shares of the Company’s common stock at any time on or after July 26, 2005 through July 26, 2010 at a price of $0.80 per share.

•	Redux holds a warrant to purchase up to 3,647, 743 shares of the Company’s common stock, subject to certain limits, at any time on or after July 26, 2006, at a price of $.08 per share.

•
Redux, Health Holdings and Westgate hold 4,200,000, 12,600,000 and 4,200,000 shares, respectively, of Series C, each of which is convertible into one share of the Company’s common stock (subject to adjustment to prevent dilution).

The issuance of these shares of the Company’s common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of its common stock and impair our ability to raise capital through the sale of common stock.

The Company granted Health Holdings and Westgate certain registration rights with respect to the Company’s common stock issuable upon the exercise of the foregoing options and warrants or the conversion of the Series C and convertible promissory notes. See “Business- Registration Rights.”

 On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of restricted common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

Acquisitions

Ageless, Symco and Symbiotics

On July 22, 2005, Quincy, Symco and Symbiotics entered into an Asset Purchase Agreement (the “Symco/Symbiotics Agreement”), pursuant to which Quincy had the right to acquire substantially all of the assets relating to Symco and Symbiotics’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($408,965) and the obligations under certain contracts, (b) pay all outstanding amounts owed under certain credit facilities ($224,313), (c) issue a promissory note payable to Symco and Symbiotics in the principal amount of $2,000,000, (x) less the amount necessary to repay the credit facilities, and (y) subject to a working capital adjustment, (d) pay an additional $60,000 in cash fifteen (15) days after the closing date and an additional $60,000 every thirty (30) days thereafter until the note is paid in full and (e) for a three (3) year period following the closing date, Quincy would pay to Symco and Symbiotics ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $2,000,000 based on the sale of products for each 12 month period during the three year period. The promissory note payable to Symco and Symbiotics is guaranteed by Peter H. Pocklington, a principal of Quincy, and from August 10, 2005 to August 10, 2006, one of the Company’s directors. In this acquisition, the Company acquired the right to distribute, and substantially all of the assets related to, Colostrum Plus™, a line of products reported to enhance immune system functions.

On July 27, 2005, Quincy and Ageless entered into an Asset Purchase Agreement (the “Ageless Agreement”), pursuant to which Quincy had the right to acquire substantially all of assets relating to Ageless’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($173,593), (b) assume an obligation to an employee of the company in an amount equal to $600,000 and (c) issue a promissory note payable to Ageless in the principal amount of $700,000, subject to a working capital adjustment. The promissory note payable to Ageless is guaranteed by Peter H. Pocklington, a principal of Quincy, and from August 10, 2005 to August 10, 2006, one of the Company’s directors. In this acquisition, the Company acquired the right to distribute, and substantially all of the assets related to, the Ageless™ line of anti-aging products.

On July 22, 2005, pursuant to an Assignment and Assumption Agreement, Quincy assigned to Naturade all of its rights, title and interest in and to the Symco/Symbiotics Agreement, and Naturade agreed to perform all of Quincy’s obligations under the Symco/Symbiotics Agreement. Pursuant to an Assignment and Assumption Agreement dated July 28, 2005, Quincy assigned to Naturade all of its rights, title and interest in and to the Ageless Agreement, and Naturade agreed to perform all of Quincy’s obligations under the Ageless Agreement. In connection with these transactions, the Company entered into consulting agreements with certain key employees of Symco/Symbiotics and Ageless. In addition, Naturade is a co-maker on each of the promissory notes described above. Pursuant to the Consulting Agreement entered into by the Company and Naomi Balcombe (“Balcombe”), the founder of Ageless, (i) for a three (3) year period following the closing date, Naturade will pay to Balcombe ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $900,000 based on the sale of products for each 12 month period during the three year period and (ii) issued to Ms. Balcombe 1,800,000 shares of the Company’s common stock. Pursuant to the Consulting Agreements entered into by the Company and Douglas Wyatt, the founder of Symco and Symbiotics, and David W. Brown, the President of Symco and Symbiotics, Naturade issued to Messrs. Wyatt and Brown 2,850,000 shares and 150,000 shares, respectively, of the Company’s common stock.

On August 3, 2005, Naturade closed the acquisition of Symco and Symbiotics. On September 30, the Company amended the terms of the acquisition to adjust the promissory note to include the subsequent purchase by Naturade of a computer system and the payoff of a promissory note in the amount of $274,382. In addition, the payments on the promissory note were modified from a balloon payment due on February 3, 2006 to nine monthly installments of $3,500 from October 1, 2005 and annual payments of $518,500 on June 1, 2006, $450,000 on June 1, 2007 and $476,305 on June 1, 2008. In exchange for the elimination of the requirement for the Company to pay $60,000 for every thirty days the promissory note was outstanding, Naturade agreed to make monthly interest payments of $15,000 from October 2005 to May 2006, $10,000 from June 2006 to May 2007 and $5,000 from June 2007 to May 2008. On May 31, 2006, the promissory note was amended and restated whereby the principal amount of $1,000,000 would be repaid in monthly installments of $33,333 along with monthly interest charges of 7% per annum on the outstanding balance through November 2008.

On August 9, 2005, Naturade closed the acquisition of Ageless.

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

In consideration of such services, Naturade agreed to issue Quincy 33,972,345 shares of the Company’s common stock and to assume Quincy’s obligations under the Symco/Symbiotics Agreement and the Ageless Agreement. Among the obligations assumed by Naturade was the obligation to issue an aggregate of 3,000,000 shares of the Company’s common stock to the founders of Symco and Symbiotics in consideration of consulting services to be rendered by them concerning the purchased assets. As a result, Naturade issued Quincy 30,972,345 shares of the Company’s common stock and Symco and Symbiotics a combined 3,000,000 shares of Company’s common stock

For further information on the assets and liabilities of Ageless, Symco and Symbiotics acquired by the Company, and those not acquired by the Company, see the Company’s Current Report on Form 8-K/A filed with the SEC on February 28, 2006. Litigation was subsequently commenced by Ageless and its principal against the Company, Quincy and Peter Pocklington. The Company has settled this litigation with respect to the Company only. Redux has purchased all claims filed in the Naturade bankruptcy by Ageless and its principal. See Item 13, Certain Relationships and Related Transactions.

In connection with the foregoing transactions, Naturade and Doyle & Boissiere LLC terminated that certain Consulting Agreement dated December 17, 1997, Naturade and Westgate terminated that certain Management Services Agreement dated January 2, 2002, and Health Holdings and Westgate terminated that certain Voting Agreement dated January 2, 2002. In November 2005, Quincy assumed the consulting agreement with David Brown and the Company issued Quincy 400,000 shares of the Company’s common stock in compensation.

Registration Rights

Health Holdings, Westgate and Quincy

On July 22, 2005, Naturade entered into a Registration Rights Agreement with Health Holdings, Westgate and Quincy providing them with certain rights to require the Company to register its common stock held by them or issuable to them upon the conversion of the Series C held by them or the exercise of the HHB Warrant or the Quincy Warrants. Under this agreement, Health Holdings, Westgate, Quincy and certain of their transferees had the right at any time after July 22, 2008 to require Naturade to file a registration statement under the Securities Act of 1933 (the “Securities Act”) covering the registrable securities. If, however, the underwriter advised the holders that marketing factors require a limitation of the number of shares to be underwritten, then the number of registrable securities would be reduced on a pro rata basis.

Under certain circumstances, Naturade is not be required to file a registration statement, including among others (i) if the Company had effected two previous registrations and such registration statements had been declared effective; and (ii) if the Company believes that it would be seriously detrimental to it and its stockholders for such registration to be effected at such time, Naturade has the right to defer the filing for no more than 90 days. If Naturade proposes the filing of a registration statement under the Securities Act for the sale of shares of the Company’s common stock or for the resale of shares of its common stock by other selling stockholders, Health Holdings, Westgate and Quincy have 20 days to request that their shares be included in such registration statement. If, however, it is an underwritten offering and the underwriter advises the Company that the inclusion of such registrable securities may adversely affect the offering, the registrable securities will be reduced on a pro rata basis.

Whenever required under this agreement to effect a registration of the registrable securities, Naturade must prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement and use all commercially reasonable efforts to cause such registration statement to become effective and keep it effective for up to 180 days, or, if earlier, until the distribution contemplated by the registration statement has been completed.

Laurus

On July 26, 2005, Naturade entered into a Registration Rights Agreement, which was subsequently modified on January 11, 2006 (the “Amended Registration Rights Agreement”), with Laurus providing Laurus with certain rights to require the Company to register its common stock held by them or issuable to them upon the exercise of the Laurus Warrant or the Laurus Option. Under this agreement, Naturade was required to file a registration statement within 60 days of the date of the Amended Registration Rights Agreement and have it effective within 120 days of such date.

The Company had to use its reasonable commercial efforts to keep the registration statement continuously effective under the Securities Act until the date which is the earlier date of when (i) all registrable securities covered by such registration statement have been sold or (ii) all registrable securities covered by such registration statement may be sold immediately without registration under the Securities Act and without volume restrictions pursuant to Rule 144(k), as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company’s transfer agent and the affected holders.

Regulatory Matters

The Company’s products are subject to regulation by numerous governmental agencies, principally the U.S. Food and Drug Administration (the “FDA”). The Company’s products are also subject to regulation by the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Advertising of our products is subject to regulation by the U.S. Federal Trade Commission. State local and foreign agencies, regulate Naturade’s products where distributed.

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

To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. Each of the Company’s soy protein based powders contain between 8 and 25 grams of soy protein per serving. Naturade is currently shipping products that carry this heart disease claim under the brand names of Naturade Total Soy®, Naturade 100% Soy™, Naturade Veg™, Naturade N-R-G™, and Power Shake®.

The Company believes that its products currently are in substantial compliance with the latest regulations in product labeling, including food (Nutritional Labeling Education Act of 1991 or NLEA), dietary supplement (DSHEA), over-the-counter drug (OTC Monographs) and cosmetic packaging guidelines. In addition, we have implemented registration and compliance procedures as required by the recently enacted FDA Bioterrorism Act. Naturade retains control of all labels in-house and manage label development and usage as an element of quality assurance. In addition, all formula specifications are developed under the direction of the Company’s management.

Backlog

Naturade typically does not carry significant backlog orders and generally maintain a sufficient supply of the Company’s products to meet customer demands. Naturade’s policy is to ship product within seven days of the order being placed. Order fill rates have been significantly reduced during bankruptcy due to the Company’s inability to secure sufficient regular supply from prior manufacturers. In anticipation of emerging from bankruptcy, the Company has negotiated new supply agreements with two new manufacturers, and plans to restore customer order fill rates on most products to normal levels during the second quarter of 2007.

Product Research and Development

Naturade has historically devoted substantial resources to new product development and reformulation. The Company has initiated new product development efforts with third-party manufacturers who create product formulations, test and develop sample production runs of prototype products. Due to industry practice, the third-party manufacturers who then negotiate with the Company on final lot sizes and production costs often absorb these costs. Consequently, Naturade’s direct expenses in this area do not reflect the full cost of product research and development.

The Company’s direct product research and development expenses were $48,028, $223,443 and $274,057 in the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

Naturade introduced a carbohydrate blocker in September 2003 under the brand name Diet Lean™. Diet Lean Carb Blocker is intended to be the first in a series of products to target the weight loss category and to be marketed by us under the Diet Lean name. In 2004, Naturade introduced a body fat regulator incorporating Tonalin® brand Conjugated Linoleic Acid (CLA) that is reported to reduce the number of fat cells in the body. Diet Lean® Body Fat Regulator is positioned to assist low carbohydrate dieters.

The Company introduced in late 2004, the ReVivex™ family of products containing Celadrin™. Celadrin™, a proprietary compound owned by an unrelated party, is a dietary supplement ingredient comprised of novel, targeted cetylated fatty acid esters, Celadrin™ enhances cell membranes throughout the body and restores fluids that cushions bones and joints to promote flexibility and mobility. In the event the owner of Celadrin™ refused to provide the Company with this product, or increased its prices, Naturade would be required either to reformulate the ReVivex™ line to use another, perhaps less effective ingredient, or to pass any price increase on to the Company’s customers. Naturade also introduced ReVivex™ lotion in late 2004. Containing menthol, ReVivex™ lotion is an OTC product that is positioned to temporarily relieve pain from arthritis, backache and injuries. As the result of the Company’s inability to adequately fund consumer marketing and promotions, the ReVivex™ brand has lost retailer support and has been discontinued at major retailers.

Employees

As of December 31, 2006, Naturade leased, from One World Science Inc., a subsidiary of Redux, 17 people, including 2 in administration, 11 in sales and marketing and 4 in finance, accounting and information technology. The Company began leasing employees from One World Science in August 2006 to allow the Company to maintain continuity of operations during the Bankruptcy, and has no direct employees. The Company considers its relations with its leased employees to be good.

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

On August 31, 2006 (the “Petition Date”), the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

As a result of the Chapter 11 Bankruptcy (see Note 1, Chapter 11 Bankruptcy Proceedings), the realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Bankruptcy. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Bankruptcy have been segregated and classified as liabilities subject to compromise in the December 31, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

The Company’s reorganization plan under Chapter11 of the U.S. Bankruptcy Code may not go effective if new funding does not come in as planned.

The Company has submitted a plan for reorganization under its Chapter 11 Bankruptcy (the “Plan”) which was approved in Bankruptcy court on February 28 2007. The Plan requires new funding of up to $2,000,000 to be invested in the Company by Redux Holdings Inc. in April 2007. If for any reason this funding is not made to make the Plan effective, this could have an adverse impact on the company, its share price and whether the Company can continue as an on going concern.

The Company may incur future losses which may affect its ability to continue as a going concern.

The Company had a net loss of approximately $1.9 million, $ 402,000, $3.7 million, and $11.3 million for the fiscal years ended December 31, 2002, 2003, 2005, and 2006, respectively, and net income of approximately $368,000 for the fiscal year ended 2004. At December 31, 2006, the Company had an accumulated deficit of $39,959,465, and a stockholders’ capital deficiency of $17,427,710. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, the Company could be forced to cease operations and investors in its common stock could lose their entire investment. The Company’s independent registered public accounting firm issued a going concern opinion on the Company’s December 31, 2006 financial statements by including an explanatory paragraph in which they expressed substantial doubt about its ability to continue as a going concern.

The Company’s success depends on current and ongoing financing which may not be available or, if available, could result in substantial dilution to its  stockholders, depress the market price of its common stock and impair its  ability to raise capital by selling its common stock

The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements, acquire additional brands or businesses and fund its current operating losses. Additional financing is made more difficult by the Chapter 11 Bankruptcy since such matter may lower creditor confidence in the Company and lending entities may refuse to grant the Company a loan or line of credit, or if such loan or line of credit is granted, it may be granted only on terms materially less favorable to the Company than are available to its competitors, including, but not limited to, a higher than average rate of interest or the issuance of options, warrants or other rights to acquire its common stock at prices that are, or in the future may be, less than the market price of its common stock, which could result in substantial dilution to its stockholders, depress the market price of its common stock and impair its ability to raise capital by selling its common stock.

In our recent acquisitions, we have assumed substantial additional obligations.

In its acquisition of Ageless, the Company assumed accounts payable of $173,593 and an obligation to an employee in the amount of $600,000. In addition, the Company agreed to pay a purchase price consisting of a promissory note in the principal amount of $648,234, and entered into certain consulting agreements. In February 2007, Redux purchased the claims filed in the Naturade bankruptcy for the Ageless acquisition from Ageless and its principal. See Item 13, Certain Relationships and Related Transactions. In its acquisition of Symco and Symbiotics, the Company assumed accounts payable of $408,965, indebtedness under credit facilities of $224,313 and obligations under certain contracts, totaling $274,382. In addition, the Company agreed to pay a purchase price consisting of a promissory note in the principal amount $1,476,305, and an earn-out, and entered into certain consulting agreements. For a description of these acquisitions, including the purchase prices, assets acquired and obligations assumed, see Note 8, Acquisitions. The Company has only limited resources available to us. If these resources are insufficient to allow the Company to pay these obligations as they come due and to maintain its business as it is currently operated, the Company could be forced to cease operations, and investors in the Company could lose their entire investment.

The Company’s current financial condition could cause third party suppliers and manufacturers to refuse to do business with us, or to do so only on less favorable terms.

The Company depends upon third-party suppliers and manufacturers, such as Advanced Protein Systems and Best Formulations, for its products. The Company does not have long-term supply agreements and the Chapter 11 Bankruptcy may lower vendor confidence in it and they may refuse to provide products or do business with it, or may do so only on less favorable terms, which could cause the Company’s net sales to decline. In addition, the Company’s current cash position could result in a higher degree of credit risk than normal for its suppliers. As a result, supplier pricing may include factors related to this credit risk such as the absence of cash discounts and the costs of extended terms that increase the Company’s cost for product and ultimately decrease our profitability. Any unfavorable change in the Company’s cash position could result in additional costs for product affecting its profitability. From time to time, the Company has experienced difficulties with various vendors requiring it to purchase product on cash upon delivery (“COD”) basis. As a result of purchasing on a COD basis, The Company could experience significant delays in shipments to its customers, which could have a material affect on its operating results. Although the Company believes that alternative sources of materials and contract manufacturing services are available, the loss of one or more suppliers or manufacturers as a result of the Chapter 11 Bankruptcy Matter could have a material adverse effect on results of operations until an alternative source is located and has commenced producing the Company’s products.

The Company’s revenues depend on continued business from the Company’s key customers.

The Company’s three largest customer’s together account for 45% of net sales for the twelve months ended December 31, 2006. One mass market customer, Wal-Mart/Sam’s Club, represented approximately 21% of the Company’s net sales, and two health food distributors, United Natural Foods, Inc. (“UNFI”) and Tree of Life, Inc., accounted for 15% and 9%, respectively, of the Company’s net sales, during the twelve months ended December 31, 2006. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers have experienced financial difficulties. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, due to the Chapter 11 Bankruptcy, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which may cause net sales to decline. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

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

The market for nutraceutical products is highly competitive. Many of the Company’s competitors, such as GeniSoy and Health Source by Abbott Labs, have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than the Company. Naturade’s competitors may succeed in developing products that are more effective or less costly than any products developed by the Company. Additionally, bovine colostrum, the key ingredient in the Symbiotics Brand, is a very popular health product. Many of the Company’s competitors offer a full line of colostrum products in stores and online with claims of high quality at low, wholesale prices. Success will depend among other things on the Company’s ability to out perform the other companies in its marketing and advertising efforts.

The Company’s success depends on its ability to attract and retain qualified personnel.

The Company’s success depends upon its ability to attract and retain qualified sales, marketing, scientific and executive management personnel. To commercialize its products and product candidates, Naturade must maintain and expand its personnel, particularly in the areas of product sales and marketing. Naturade faces intense competition, and the effects of bankruptcy, for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that the Company will be successful in hiring, leasing or retaining qualified personnel. Moreover, managing the integration of new personnel could pose significant risks to the Company’s development and progress and increase its operating expenses.

Expanding the Company’s sales in the mass market resulted in less stable demand  for the Company’s products and higher costs of distribution.

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

Redux, Health Holdings and Westgate (the “Principal Stockholders”) have the ability to control the Company and have other substantial rights, preferences and privileges, as a result of the following factors:

At December 31, 2006, the Principal Stockholders collectively owned 71.3% of the Company’s outstanding common stock, 100% of its outstanding Series C and options and warrants to acquire an additional 38% of its common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities held by the Principal Stockholders, and after such exercise, common and Series C held would constitute 62%). As a result, the Principal Stockholders have the ability to elect all of the Company’s directors, control the outcome of all matters requiring stockholder approval and control the Company’s management and affairs.

As holders of the Series C, the Principal Stockholders are entitled to substantial rights, preferences and privileges, including the following:

•
For each fiscal year, the holders of the Series C are entitled to receive a cash dividend equal to 20% of the amount, if any, by which the Company’s pre-tax profit for such year exceeds $10 million. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of the Company’s business or distributions to the holders of its common stock.

•
On the liquidation or sale of the company, the holders of the Series C are be entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends. This preferential payment would reduce the amount available for distribution to the holders of the Company’s common stock.

•
At any time after July 22, 2006, the holders of the Series C have the right to convert each share of Series C into one share of the Company’s common stock (subject to adjustment to prevent dilution). The issuance of these shares of common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of the Company’s common stock and impair its ability to raise capital through the sale of common stock.

•
On December 31, 2012, Naturade is required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company is legally able to do so. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of the Company’s business or distributions to the holders of its common stock.

•	The Principal Stockholders hold the following options and warrants to purchase additional shares of the Company’s common stock:

•	Redux holds a warrant to purchase up to 7,000,000 shares of the Company’s common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $0.80 per share.

•	Redux holds a warrant to purchase up to 7,000,000 shares of the Company’s common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.02 per share.

•	Health Holdings holds warrants to purchase up to 10,000,000 shares of the Company’s common stock at any time on or after July 22, 2006 and before July 22, 2015 at a price of $1.00 per share.

•	Redux holds an option to purchase up to 8,721,375 shares of the Company’s common stock, subject to certain limits, at any time on or after July 26, 2005 at a price of $0.001 per share.

•	Redux holds a warrant to purchase up to 1,500,000 shares of the Company’s common stock at any time on or after July 26, 2005 through July 26, 2010 at a price of $0.80 per share.

•	Redux holds a warrant to purchase up to 3,647, 743 shares of the Company’s common stock, subject to certain limits, at any time on or after July 26, 2006, at a price of $.08 per share.

•
Redux, Health Holdings and Westgate hold 4,200,000, 12,600,000 and 4,200,000 shares, respectively, of Series C, each of which is convertible into one share of the Company’s common stock (subject to adjustment to prevent dilution).

•
The issuance of these shares of the Company’s common stock could cause substantial dilution to the other holders of the common stock, and the potential issuance of these shares of common stock could depress the market price of the Company’s common stock and impair its ability to raise capital through the sale of common stock.

•
The Company has granted the Principal Stockholders certain registration rights with respect to its common stock issuable upon the exercise of the foregoing options and warrants or the conversion of the Series C.

On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be canceled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of its common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company

The exercise of outstanding options and warrants, and the conversion of outstanding shares of Series C and convertible promissory notes, could cause substantial dilution to the Company’s stockholders.

The Company has issued options and warrants to acquire its common stock to the Principal Stockholders at various prices, some of which are, or may in the future have, exercise prices at or below the market price of the Company’s common stock. As of December 31, 2006, the Company had outstanding options and warrants to purchase a total 37,869,118 shares of its common stock, of which, 29,147, 743 had exercise prices above the market price of its common stock on December 31, 2006 ($0.08 per share) and 8,721,375 shares had exercise prices at or below this market price. The weighted average exercise price was approximately $0.62 per share at that date. If exercised, these options and warrants could cause substantial dilution to the Company’s stockholders.

The Company also has issued shares of Series C, which are, or may in the future have, conversion prices at or below the market price of its common stock. As of December 31, 2006, the Company had outstanding 21,000,000 shares of Series C convertible to a total of 21,000,000, shares of its common stock, all of which had conversion prices above the market price of the Company’s common stock on December 31, 2006 ($0.08 per share). The weighted average conversion price was $1.00 per share at that date. If converted, these shares of Series C could cause substantial dilution to the Company’s stockholders.

The number of shares of the Company’s common stock issuable upon exercise of outstanding options and warrants, or the conversion of outstanding shares of Series C is subject to adjustment to prevent dilution upon stock splits, stock dividends, sales of the Company’s common stock at prices below the exercise or conversion price and other events.

 On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of the Company’s common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a 5% equity interest in the Company.

The large number of shares of common stock issuable upon the exercise of outstanding options and warrants, or the conversion of outstanding shares of  Series C, could depress the market price of  the Company’s common stock and impair its ability to raise capital by selling its common stock.

As of December 31, 2006, 43,332,733 shares of common stock were outstanding and 58,869,118 additional shares (subject to adjustment to prevent dilution) were issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C. The exercise prices or conversion prices are, or in the future may be, less than the market price of the Company’s common stock. In addition, future sales of common stock or securities convertible into common stock at or below recent market prices could result in dilution of the common stock. The risk of dilution may cause some of the Company’s stockholders to sell their shares, which could further reduce the market price of the Company’s common stock and impair its ability to raise capital by selling common stock.

On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be canceled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of its common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a 5% equity interest in the Company

Future sales of equity securities could cause substantial dilution to the Company’s stockholders, depress the market price of its common stock and impair its ability to raise capital by selling its common stock.

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

The Company has granted registration rights to the holders of up to 64,490,618 shares of common stock which are currently outstanding or are issuable upon the exercise of outstanding options and warrants or the conversion of outstanding shares of Series C, in addition to the shares being offered hereby. The availability of these shares for sale could depress the market price of the Company’s common stock and impair its ability to raise capital by selling its common stock.

 On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of its common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a 5% equity interest in the Company.

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

As of December 31, 2006, the Company had federal net operating loss carry forwards of $29,756,012 that begin expiring in December 2017 and state net operating loss carry forwards of $18,817,934 that began expiring in December 2005. A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership, such as the Company’s recent recapitalization, may restrict the future utilization of these tax loss carry forwards. Based upon preliminary calculations, it is estimated that the utilization of tax losses for federal or state tax purposes would be limited to approximately $150,000 per year. As a result, federal net operating losses may expire before the Company is able to fully utilize them. As the Company is currently in a loss position this limit is not applicable. A more detailed calculation will be prepared once the Company has taxable income for federal purposes.

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

The Soy protein based foods category is experiencing a decline in sales.

The Company’s business consists primarily of selling natural products and functional foods, including soy protein-based products. The soy foods category, which is a significant portion of the Company’s revenues, as a whole has recently experienced decreased sales. Other categories of dietary supplements have experienced reduced sales in recent periods after several years of dramatic growth. In particular, revenues in both the herbal and health food store categories have had periods of significant decline. There can be no assurance that this general consumer trend will not be experienced by the Company’s product categories as well. Even if the Company is successful in increasing sales within its market category, a decline in the overall market for natural products or functional foods could have a material adverse affect on its business.

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

Currently, the Company has 53 U.S. trademarks. The Company also maintains trademark registrations in approximately 12 foreign countries. Because of its limited financial resources, the Company cannot in all cases exhaustively monitor the marketplace for trademark violations. The Company will evaluate and pursue potential infringement on a case-by-case basis in accordance with its business needs and financial resources. If the Company is not aware of some infringing uses or elect not to pursue them, the value of its trademarks could be substantially weakened. If the Company takes action to enforce its intellectual property rights, litigation may be necessary. Any such litigation could be very costly and could distract the Company’s personnel. Due to limited financial resources, the Company may be unable to pursue some litigation matters. In matters the Company does pursue, it can provide no assurance of a favorable outcome. An unfavorable outcome in any proceeding could have a material adverse effect on its business, financial condition and results of operations.

New products are expensive to introduce and may not be successful.

Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors of currently existing products, as well as new formulations or configurations such as Diet Lean® and ReVivex™. The Company experiences significant costs in formulating new products, designing packaging and merchandising. There can be no assurance that consumers and retailers will accept its new products. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

The Company’s stock price may be subject to significant fluctuations.

Trading in the Company’s common stock is low in volume. The market price of the Company’s common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. For the five trading days ended December 31, 2006, the average daily trading volume of its common stock was 460 shares, compared to the up to 64,490,118 additional shares for which the Company has granted registration rights. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by the Company’s independent registered public accounting firm, which may cause the Company’s stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company’s common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required, beginning in the Company’s fiscal year 2007, to perform an evaluation of the design and operating effectiveness of its internal controls and publicly attest to such evaluation. The Company has prepared an internal plan of action for compliance with the requirements of Section 404, although as of the date of this filing, it has not yet completed its effectiveness evaluation. Although the Company believes its internal controls are operating effectively, the Company cannot guarantee that it will not have a material weakness as reported by its independent registered public accounting firm. If the Company fails to complete this evaluation in a timely manner, it could be subject to regulatory scrutiny and a loss of public confidence in the Company’s internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause us to fail to meet our reporting obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In December 1998, the Company signed a 7 1/2 year lease for a facility including new executive offices, sales and marketing offices and warehouse located in Irvine, California. This 50,000 square foot facility includes a 40,000 square foot finished goods warehouse area configured with a high-density steel rack and frame storage floor plan. This maximum cubic space utilization provides the Company with reasonably sufficient warehousing capacity for the term of the lease, specifically in light of the Company’s decision to outsource production, thereby eliminating the need for any manufacturing space. The rent expense related to this lease for fiscal year ended December 31, 2006 was $371,470. The lease agreement includes an approximate 9% rent increase after the second, fourth and sixth year of the lease period, with a 60-month extension after the initial lease term at the prevailing market rental rate. On November 1, 2005, the Company agreed to an extension of the lease until September 30, 2013. This extension resulted in a decrease in the monthly rent from $35,382 per month to $29,900 beginning on October 1, 2006 increasing to $30, 897 on October 1, 2007, $32,392 on October 1, 2008, $33,389 on October 1, 2009, $34,884 on October 1, 2010, $36,379 on October 1, 2011 and $37,874 on October 1, 2012.

As a result of the Company’s filing for protection under Chapter 11 of the US Bankruptcy Code, the Company requested that the Court reject this lease agreement and in September 2006, the Court approved the rejection.

On September 1, 2006, the Company entered into a sub-lease agreement with One World Science Inc, a subsidiary of Redux, whereby the Company sub-leases approximately 9,000 square feet of office space for its corporate headquarters in Brea, California. The lease calls for monthly payments of $10,000 and is on a month to month basis.

Item 3. Legal Proceedings

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company has not accrued the remaining rent as December 31, 2006 and the Bankruptcy Court granted an order rejecting the lease on September 7, 2006.

On September 30, 2006, a judgment in the amount of $271,000 was entered against the Company related to a vendor. Such amount has been accrued as of December 31, 2006.

The following litigation matters are currently pending:

a) Fortress Systems, LLC dba FSI Nutrition v. Naturade, Inc. (Case No. ADV  .06-08004 U.S. Bankruptcy Court, District of Nebraska). On January 11, 2006, Fortress Systems, LLC (dba FSI Nutrition) filed a claim against the Company in U.S. Bankruptcy Court, District of Nevada alleging failure to pay for a special order product. The plaintiff is seeking $47,255 in damages. This claim was filed in the Company’s Chapter 11 bankruptcy case and is now treated as an unsecured creditor claim under the Plan.

b) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp.: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 (Orange County Superior Court, State of California, Case No.: 07CC02752), Filed on February 9, 2007. This lawsuit was initiated by the Company to seek compensation and damages relating to Breach of Fiduciary Duty, Breach of Contract, Fraud, Conversion, Breach of the Implied Covenant, Negligence, Accounting, and Declaratory Relief from several former directors and entities with which the Company had contractual relationships. The Company seeks compensatory and punitive damages against each defendant. A trial for this matter has not yet been set. Related to this litigation, on December 8, 2006, Quincy Investments, Inc. filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the approximate amount of $350,000.00 (“Quincy Claim”). The Company disputes the Quincy Claim, but has yet to file a formal objection to the Quincy Claim. The Company anticipates filing a formal objection in Bankruptcy Court to the Quincy Claim in April 2007.

c) Naturade, Inc. v. NBTY, Inc. d/b/a Omni-Pak Industries (United States Bankruptcy Court, Adversarial Case No.: SA07-1057RK) Filed on February 15, 2007. On December 11, 2006, NBTY, Inc. (“NBTY”) filed proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the amount of $660,774.10 (“NBTY Claim”). The Company disputes the NBTY Claim, but has yet to file a formal objection to the NBTY Claim. On February 15, 2007, the Company filed a complaint against NBTY d/b/a/ Omni-Pak Industries to avoid and recover approximately $191,480.81 of preferential transfers of property under Bankruptcy Code Sections 547 and 550. A trial for this matter has not yet been set.

d) Naturade, Inc. v. Yellow Transportation (United States Bankruptcy Court, Adversarial Case No.: SA07-1055RK). Filed on February 14, 2007. On November 6, 2006, Yellow Transportation (“YT”) filed proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the amount of $60,336.88 (“YT Claim”). The Company disputes the YT Claim, but has yet to file a formal objection to the YT Claim. On February 14, 2007, The Company filed a complaint against YT seeking to avoid and recover approximately $191,761.02 of preferential transfers of property under Bankruptcy Code Sections 547 and 550. A trial for this matter has not yet been set.

e) Naturade, Inc. v. United Parcel Service, Inc. (United States Bankruptcy Court, Adversarial Case No.: SA07-1056RK) Filed on February 14, 2007. On November 6, 2006, UPS filed a proof of claim asserting an unsecured claim in the amount of $11,997.96 (“UPS Claim”). On February 14, 2007, the Company filed a complaint against UPS to avoid and recover approximately $22,784.68 of preferential transfers of property under Bankruptcy Code Sections 547 and 550 (“UPS Complaint”). On April 9, 2007, the Company filed and served a motion seeking court approval of a settlement agreement with UPS that provides for UPS to pay the Company $3,500.00 and waive any and all other claims against the Company as consideration for the Company’s dismissal of the UPS Complaint with prejudice.

f) Claims and Other Bankruptcy Related Litigation: The Company anticipates that objections to numerous claims filed against the Company’s bankruptcy estate will be prepared and prosecuted by the Company in or about April 2007 based on several factual and legal grounds, which should result in the reduction or elimination of certain claims filed in the bankruptcy case.  In addition thereto, the Company may commence additional adversary actions, including actions for avoidance and recovery of preferential transfers against certain of the Company’s pre-Petition Date creditors.

The Company has fully accrued the amounts claimed in these suits as of December 31, 2006. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock began trading on the over-the-counter securities market in the third quarter of 1991 under the symbol NRDC.OB. The over-the-counter market quotations reflect interdealer bid prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The prices appearing below were obtained from the National Quotation Bureau. The Company’s stock was delisted from the over-the-counter bulletin board on September 25, 2006 and is currently trading on the “Pink Sheets”.

Fiscal 2006	High	Low
1st Quarter	$.20	$.10
2nd Quarter	.15	.07
3rd Quarter	.15	.03
4th Quarter	.05	.03

Fiscal 2005	High	Low
1st Quarter	$.07	$.04
2nd Quarter	.08	.05
3rd Quarter	.30	.05
4th Quarter	.30	.15

On April 11, 2006, the last reported price for the Company’s common stock was $0.04. Stockholders are urged to obtain current market quotations for the Company’s common stock.

Holders

To the best knowledge of the Company, the number of record holders of common stock as of December 31, 2006 was 505. According to information obtained by the Company, approximately 210 additional shareholders hold the common stock in “street name.”

Dividends

The Company did not pay a cash dividend on our common stock during 2006 and 2005, and it does not anticipate paying any cash dividends in the foreseeable future. It intends to retain any future earnings to provide funds for the expansion of its business. The declaration and payment of cash dividends in the future will depend upon its earnings, financial condition, capital needs and other factors deemed relevant by its board of directors. The Company’s ability to pay dividends is limited by the provisions of Delaware law, the rights of the Series C and the approval rights granted to Laurus. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Laurus Financing.”

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

The following tables summarize certain selected financial data for the years presented and should be read in conjunction with the more detailed information and financial statements, including notes thereto, presented elsewhere herein. The year ended December 31, 2006 was audited by Squar, Milner, Peterson, Miranda & Williamson, LLP. The years ended December 31, 2002 through 2005 were audited by BDO Seidman, LLP. The following table was derived from such audited financial statements.

STATEMENT OF OPERATIONS DATA

	Years Ended December 31,
	2006		2005		2004		2003		2002
Net Sales	$9,432,019	100.0%	$12,756,086	100.0%	$14,141,481	100.0%	$16,326,296	100.0%	$14,416,351	100.0%
Gross profit	3,315,867	35.2%	6,250,649	49.0%	6,338,679	44.8%	7,663,997	46.9%	6,258,744	43.4%
Selling, general and administrative expenses	7,542,707	80.0%	7,966,179	62.5%	7,149,935	50.6%	7,807,962	47.8%	7,983,164	55.4%
Impairment of goodwill	2,694,357	28.6%	-0-		-0-		-0-		-0-
Impairment of customer lists	1,049,336	11.1%	-0-		-0-		-0-		-0-
Reorganization professional fees	410,306	4.4%	-0-		-0-		-0-		-0-
Depreciation	56,723	0.6%	63,987	0.5%	66,995	0.4%	75,436	0.4%	86,218	0.6%
Amortization	835,681	8.9%	392,579	3.1%	-0-		-0-		-0-
Operating loss	(9,273,243)	(98.3)%	(2,172,096)	(17.0)%	(878,251)	(6.2)%	(219,401)	(1.3)%	(1,810,638)	(12.6)%
Other Income (loss):
Gain on sale of brand	-0-		-0-		1,055,647	7.5%	-0-		-0-
Gain on expiration of warrants	-0-		-0-		500,000	3.5%	-0-		-0-
Change in derivative liabilities	1,285,797	(13.6)%	-0-		-0-		-0-		-0-
Interest Expense:
Interest	(726,756)	7.7%	(499,908)	3.9%	(305,265)	2.2%	(189,462)	1.2%	(113,480)	0.8%
Deferred financing fees	(2,464,399)	26.1%	(1,069,666)	8.4%	-0-		-0-		-0-
Total interest expense	(3,191,155)	33.8%	(1,569,574)	12.3%	(305,265)	2.2%	(189,462)	1.2%	(113,480)	0.8%
Loss on sale of assets	(59,257)	0.6%
Other	(12,200)	0.1%	(5,785)	(0.0)%	(2,857)	(0.0)%	7,948	0.0%	28,300	0.2%
Income (loss) before provision for income taxes	(11,250,058)	(119.3%)	(3,747,455)	(29.4)%	369,274	2.6%	(400,915)	(2.5)%	(1,895,818)	(13.2)%
Provision for income taxes	800	0.0%	800	0.0%	800	0.0%	800	0.0%	800	0.0%
Net income (loss)	(11,250,858)	(119.3%)	(3,748,255)	(29.4)%	368,474	2.6%	(401,715)	(2.5)%	(1,896,618)	(13.2)%
Less:
Preferred Stock Dividends-Series B	-0-		(157,318)		(252,670)		(228,908)		(205,000)
Deemed Dividends-Series B	-0-		1,109,127		(285,714)		(285,714)		(285,714)
Deemed Dividends-Series C	(2,760,000)		(1,150,000)		-0-		-0-		-0-
Net Loss Attributable to Common Shareholders	$(14,010,858)		$(3,946,446)		$(169,910)		$(916,337)		$(2,387,332)
Basic and diluted net loss per share	$(0.33)		$(0.09)		$(0.00)		$(0.02)		$(0.05)
Weighted average number of shares used in computation of basic and diluted net loss per share	42,619,350		41,968,360		44,651,170		44,651,170		44,117,284

BALANCE SHEET DATA

	As of December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$80,713	$95,398	$210,573	$144,102	$722,583
Working capital (deficiency)	(1,728,224)	(6,592,541)	(1,859,321)	(1,789,482)	(1,429,771)
Total assets	2,948,553	11,989,026	4,401,391	4,076,557	4,222,224
Long term debt	2,015,905	1,388,897	-0-	5,609	37,735
Total stockholders’ deficit	$(16,964,174)	$(4,060,788)	$(3,301,548)	$(2,861,638)	$(1,945,301)

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

Chapter 11 Filing

On August 31, 2006 (the “ Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Bankruptcy”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). Since the Petition Date, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 1, Chapter 11 Bankruptcy Proceedings for additional information. A copy of the Company’s Plan of Reorganization may be accessed at www.winthropcouchot.com/client_files.php under client documents - Naturade.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Bankruptcy (see Note 1 to the Financial Statements) such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Bankruptcy. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Bankruptcy have been segregated and classified as liabilities subject to compromise in the December 31, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Bankruptcy for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company has an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, are classified as liabilities subject to compromise in the December 31, 2006 balance sheet. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Bankruptcy as reorganization items in its statement of operations for the year ended December 31, 2006. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code.

On September 25, 2006, The Company's common stock was de-listed from the over-the-counter Bulletin Board and now trades on the "Pink Sheets." The Company intends filing a 15c 2-11 statement with NASD in Spring 2007 to try to regain listing on the over-the counter Bulletin Board.

Since September 2006, the Company has sought consensual agreement with its secured lender, other secured parties and the committee of unsecured creditors. The parties reached consensual agreement on the Company’s Fifth Amended Plan of Reorganization (the “Plan”), which was heard in Bankruptcy Court on February 28 2007 and approved. The Company expects its Plan to become effective in April 2007 (the “Effective Date”), based upon representations the Company has received from Redux Holdings Inc. (“Redux”), the Company’s controlling shareholder, who has agreed to provide the funding required under its Plan. A copy of the Plan may be accessed at the website address www.winthropcouchot.com/client_files.php under client documents - Naturade.

Change in Control

On August 10, 2006, Quincy Investments Corp. (“Quincy”), the then principal shareholder of the Company, subsequent to executing a Letter of Intent of July 26, 2006 with Redux to transfer to Redux Quincy’s controlling interest in Naturade, as reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, entered into the Quincy Transfer Agreement, pursuant to which:

•	Quincy transferred 28 million shares of the Company’s common stock,4.2 million shares of Series C and 14 million warrants to purchase the Company’s common stock to Redux;

•	Redux agreed to make cash contributions up to $500,000, at its sole discretion, to the Company;

•	Redux and Quincy agreed to attempt to complete a Definitive Agreement by August 31, 2006.

•	Quincy withheld 3,372,345 shares of the Company’s common stock in violation of the Quincy Transfer Agreement.

Before the transactions described above, Quincy owned 31, 372,345 shares of the Company’s common stock, or 72.4% of the voting power of the Company’s common stock. Quincy also owned 4.2 million share of Series C, which when added to Quincy’s common stock represented 55.3% of the combined voting power of the Company’s common stock and the Series C.. The holders of the Series C are entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Quincy had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the Company’s stockholders, subject to the rights of Health Holdings and Botanicals, LLC holders of 12,600,000 shares of Series C who have the right to elect one director and to approve certain transactions.

The Definitive Agreement contemplated under the Letter of Intent has not been entered into and the Letter of Intent by its terms has expired. Although Quincy has threatened litigation against Redux related to the absence of a Definitive Agreement, no lawsuit has been commenced. In contrast, the Company has initiated a lawsuit against Quincy and Peter Pocklington. See Note 12, Legal Proceedings.

On August 31, 2006 Laurus entered into an agreement with Redux, the principal shareholder of the Company, (the “Redux Agreement”) pursuant to which:

•	Laurus Master Fund, Ltd. (“Laurus”) transferred 1,050,000 shares of the Company’s common stock to Redux;

•	Laurus transferred warrants to purchase 1,500,000 shares of the Company’s common stock at $0.80 per share to Redux which were cancelled upon transfer;

•	Laurus transferred an option to purchase 8,721,375 shares of the Company’s common stock at $0.001 per share to Redux (the “Laurus Options”);

•	Redux issued 574,787, shares of Redux common stock to Laurus, subject to certain provisions for anti-dilution.

On April 13, 2007, Redux issued Laurus a cashless warrant to purchase up to 700,000 shares of Redux common stock, in consideration of Laurus waving all default interest of the Company’s accrued default interest and fees.

On November 16, 2006, Redux acquired 500,000 shares of the Company’s common stock and warrants to purchase 3,647,743 shares of the Company’s common stock from Liberty Company Financial, LLC (“Liberty”) and in exchange issued to Liberty 28,116 shares of Redux common stock.

As a result of the transactions described above, Redux controls voting rights of 29,550,000 shares of Company’s common stock and 4,200,000 shares of Series C, or 68.2% of the voting power of the Company’s common stock, 20.0% of the voting power of the Series C, and 52.5% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C are entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Redux has the power to elect a majority of the Company’s Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above. If the Laurus Options are included, these percentages increase.

Results of Operations

The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales			Percentage Dollar Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Net Sales	100.0%	100.0%	100.0%	(26.1%)	(9.8%)	(13.4)%
Gross profit	35.2%	49.0%	44.8%	(47.0%)	(1.4%)	(17.3)%
Selling, general and administrative expenses	80.0%	62.5%	51.0%	(5.3%)	11.4%	(8.4)%
Goodwill impairment	28.6%	—	—	(100.0%)	—	—
Impairment of customer lists	11.1%	—	—	(100.0%)	—	—
Reorganization professional fees	4.4%	—	—	(100.0%)	—	—
Operating loss	(98.3%)	(17.0%)	(6.2)%	(326.9%)	(147.3%)	(300.3)%
Interest expense	33.8%	12.3%	2.2%	(103.3%)	63.8%	61.1%
Loss on sale of assets	0.6%	—	—	(100.0%)	—	—
Other income (loss)	0.1%	0.0%	0.0%	—	102.5%	61.1%
Income (loss) before provision for income taxes	(119.3%)	(29.4%)	2.6%	200.2%	1,114.8%	192.1%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Net income (loss)	(119.3%)	(29.4%)	2.6%	200.2%	1,114.8%	192.1%

Major trends that affected the Company’s results of operations in 2006

The major trends of our results of operations in the year ended December 31, 2006 included the following:

•
The filing for Chapter 11 Bankruptcy protection by the Company had a significant effect on revenues and earnings for the period. The filing resulted in product sourcing delays, customer order reductions, increased product costs and a significant increase in professional fees related to the reorganization.

•
The general softness in the grocery segment related to competition from Wal-Mart and club stores continued to move consumers from historical purchasing patterns. We believe this trend is likely to continue.

•
The emergence and subsequent decline in consumer demand for low carbohydrate products resulted in a modification of our Naturade Total Soy® line to a low carbohydrate formula in late 2004 and the subsequent re-introduction of our original formula in May 2005. This resulted in restocking charges, product returns and declines in our net sales related to conversion of retailer inventory back to the original formula.

•
The removal of Cox-2 inhibitor prescription arthritis medications by the FDA resulted in consumer demand for natural pain relief products. The Company responded to this demand with the introduction of the ReVivexTM line of products into approximately 30,000 retail outlets. As the result of the Company's inability to adequately fund consumer marketing and promotions, the ReVivexTM brand has lost retailer support and has been discontinued at major retailers during 2006. Subsequently, Naturade has discontinued this brand.

2006 Compared to 2005

Net Sales

Net sales for 2006 decreased $3,324,067 or 26.1%, to $9,432,019 from $12,756,086 for 2005. The decrease in net sales is due principally to the effects of the Chapter 11 filing. As a result of the filing, Naturade had difficulty filling orders until product sourcing could be secured. Naturade’s ability to meet retailer demands was interrupted resulting in a subsequent significant decrease in customer orders and revenues. As of December 31, 2006, no significant customers notified Naturade that they were discontinuing purchasing from Naturade.

Net Sales are calculated based upon gross revenues less certain allowances.

For 2006, distributor and promotional allowances were $704,815, or 6.1% of gross sales, compared to $1,410,477, or 9.4% of gross sales, for the same period in 2005. The decrease in distributor and promotional allowances is a result of the decrease in sales for the period. Damages and returns for 2006 were $755,458, or 6.5 % of gross sales, as compared to $300,167, or 2.0% of gross sales, for 2005. Increased returns of Ageless and of ReVivex™ products have resulted in increased returns as a percentage of gross sales. Cash discounts for 2006 were $120,784, or 1.0% of gross sales, as compared to $191,987, or 1.3% of gross sales, in the same period of 2005. The decrease in cash discounts is directly related to the decrease in sales for the period. Slotting charges related to new distribution for 2006 were $198,590, or 1.7% of gross sales, as compared to $235,908, or 1.6% of gross sales, in 2005. Slotting charges decreased due to the decreased sales for the period. Coupon and rebate redemption for 2006 was $10,740, or 0.1% as compared to $14,345, or 0.1%, in the same period of 2005.

Mass market net sales for 2006 decreased $1,965,129 or 37.1%, to $3,329,502 from $5,294,631 for 2005. The decrease in net sales during the period is principally related to the decline in of ReVivex™ sales in mass channel customer accounts due to a lack of promotional spending and the effects of the Chapter 11 Bankruptcy. Typically, customers who depend on 100% fill rates to maintain sufficient quantity of product for sale to consumers such as mass market customers, will be the first to make a product switch when a supplier does not invest sufficiently in consumer marketing to “pull” product thru retail, and when a supplier files for Chapter 11 protection. Naturade sales suffered in 2006 from these factors however, its major mass market customer Sam’s Club, continues to carry Naturade Total Soy in a significant number of clubs.

For 2006, health food channel net sales decreased $1,358,938, or 18.2%, to $6,102,517 from $7,461,455 for 2005. The sales decrease is due principally to sourcing problems related to the Company’s Chapter 11 Bankruptcy filing. Subsequent to December 31, 2006, the Company has secured reliable product sourcing and is increasing its fill rates in this channel.

On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 64.7% for the health food channel and 35.3% for the mass market channel for 2006 as compared to 58.5 % and 41.5%, respectively, for the same period in 2005. The change in sales by channel is principally related to the effects of the Chapter 11 filing. Mass market accounts are less likely to retain a supplier who has delivery issues. In addition, the health food channel had historically retained more weeks supply of inventory than is typically held by mass retailers. As a result, they are impacted less by the potential disruption of the supply channel by Naturade’s filing for Chapter 11.

For 2006 the top 40 customers accounted for $8,290,520, or 87.9%, of net sales, with 23 health food customers contributing $4,231,801 or 44.8%, of net sales, 14 mass market customers contributing $3,780,188 or 40.1%, of net sales, and three international customer contributing $278,531, or 3.0%, of net sales. This compares to the top 40 customers accounting for $10,618,072, or 83.2%, of net sales, with 13 health food customers contributing $3,127,916 or 24.5%, of net sales, 24 mass market customers contributing $7,162,391 or 56.1%, of net sales, and three international customer contributing $327,765, or 2.6%, of net sales for 2005.

For 2006, the top 40 products represented $6,694,566 or 71.0%, of net sales, with 8 Naturade Total Soy® products contributing $2,529,576 or 26.8%, of net sales, 13 protein powders contributing $1,741,815 or 18.5% of net sales, 5 ReVivex™ products contributing $432,616 or 4.6% of net sales, and 14 other products contributing $1,990,559 or 21.1% of net sales. This compares the top 40 products represented $9,818,130 or 77.0%, of net sales, with 11 Naturade Total Soy® products contributing $3,697,550 or 29.0%, of net sales, 12 protein powders contributing $2,328,590 or 18.3% of net sales, six ReVivex™ products contributing $2,458,260 or 19.3% of net sales, and 11 other products contributing $1,333,730 or 10.5% of net sales in 2005.

For both periods, the Company considers the 10 divisions of UNFI which represented 18.4% and 15.2% of net sales for 2006 and 2005 respectively and the six divisions of Tree of Life which represented 11.6% and 9.0% of net sales for 2006 and 2005 respectively as separate customers for purposes of this top 40 list, because of their ability to make independent purchasing decisions regarding the Company’s products. In addition, the Sam’s Club and Wal-Mart divisions which represented 25.8% and 20.3% of net sales in 2006 and 2005 respectively, are one corporate legal entity, however they operate independently with separate buying departments and, thus, the Company considers them separate customers for purposes of this top 40 list. This analysis differs from that shown in “Item 1. Business—General” in which the divisions of these three entities are combined under their corporate parent to reflect three major customers. Costco, a fourth customer represented 2% of net sales in 2004 but had no purchases in 2005 or 2006.

Gross Profit

Gross profit for 2006 decreased 47.0% to $3,315,867 or 35.2% of net sales, from $6,250,649 or 49.0% for 2005. The decrease is principally a result of lower sales for the period and the effects of Bankruptcy. Gross profit, as a percentage of sales decreased from 49.0% of net sales in 2005 to 35.2% percent of net sales in 2006, due to lower margins related to increased cost of product following Naturade’s difficulty in securing product sourcing as a result of the Chapter 11 filing coupled with increased customer deductions and claims which is a customary response to a company’s filing for Chapter 11 protection.

Operating Costs and Expenses

Operating costs and expenses for 2006 increased 49.5% to $12,589,110, or 133.5% of net sales, from $8,422,745, or 66.0% of net sales for 2005. Operating expense for the period includes one-time charges totaling $3,743,693 for the impairment of goodwill and customer lists related to the Sycmo and Ageless acquisitions (see Note 1- Organization and Significant Accounting Policies - Impairment). Additionally, operating expense for the period includes a non-cash charge of $835,681 in amortization of intangible assets acquired in acquisitions as compared to a similar charge of $392,579 for the same period in 2005 due to a full year of amortization of intangibles from the August 2005 acquisitions. Without these one-time and non-cash expenses, operating costs would have been 84.9% of net sales for the period, as the result of reductions in operating expenses made by management post filing Chapter 11. The increase in operating costs as a percentage of sales resulted from the lower sales level in 2006. New Company management took immediate action from August 2006 to cut operating costs including;

•	Reduction of monthly facility lease expense from approximately $540,000 per year to approximately $120,000 per year.

•	A reduction in staffing resulting in an annual cost reduction of more than $1,000,000.

Interest Expense

Interest expense for 2006 increased $1,621,581 to $3,191,155 from $1,569,574 compared to the same period in 2005 principally due to the increase of $1,046,397 in amortization of deferred financing fees and debt discounts in 2006 related to the full year effect of the August 2005 recapitalization of the Company and the acquisitions of Symco and Ageless, and to the write off in 2006 of $347,601 of deferred financing fees related to the Ageless Notes payable. In addition, increased borrowing costs of $250,910 increased interest expense in 2006 as a direct result of higher interest rates on higher debt levels.

2005 Compared to 2004

Net Sales

Net sales for 2005 decreased $1,385,395 or 9.8%, to $12,756,086 from $14,141,481 for 2004. The decrease in net sales was due principally to declines at retail, principally in the mass market, for the Company’s core protein powders which decreased $1,776,090. This decline can be attributed to the lack of capital to support the brands at retail coupled with a general softness in the market for protein powders and a general decline in the grocery sector. In addition, the Company sold its Aloe Vera line of products in November 2004, which totaled $1,394,080, in 2004, and the Company’s discontinued its ready-to-drink line, which accounted for $394,356 in 2004, in mid 2004 due to slow turns at retail. The decreases were partially offset by sales of the Ageless and Symco brands totaling $2,073,806 which were acquired in August 2005.

Net Sales are calculated based upon gross revenues less certain allowances.

For 2005, distributor and promotional allowances were $1,410,477, or 9.4 % of gross sales, compared to $1,745,903, or 10.5 % of gross sales, for the same period in 2004. The decrease in distributor and promotional allowances was a result of the decrease in sales for the period. Damages and returns for 2005 were $300,167, or 2.0 % of gross sales, as compared to $437,363, or 3.2 % of gross sales, for 2004. Lower sales in the mass market resulted in lower returns. Cash discounts for 2005 were $191,987, or 1.3% of gross sales, as compared to $266,100, or 1.9% of gross sales, in the same period of 2004. The decrease in cash discounts was directly related to the decrease in sales for the period. Slotting charges related to new distribution for 2005 were $235,908, or 1.6% of gross sales, as compared to $83,000, or 0.06% of gross sales, in 2004. Slotting charges increased due to placement of ReVivex™ product in 2005 primarily in mass market retail outlets. Coupon and rebate redemption for 2005 was $14,345, or 0.1% as compared to $21,000, or 0.1%, in the same period of 2004.

Mass market net sales for 2005 decreased $1,626,567, or 23.5%, to $5,294,631 from $6,921,198 for 2004. The decrease in net sales during the period is principally related to softness in the grocery channel partially offset by new product sales of ReVivex™ during the period. For 2005, health food channel net sales increased $241,172, or 3.3%, to $7,461,455 from $7,220,283 for 2004. The sales increase is due principally to new sales of Ageless and Symco products, which were acquired in August 2005, of $2,073,806 partially offset by the lack of sales of Aloe Vera products, which accounted for $1,394,080 in 2004 sales as a result of the sale of this brand in November 2004 and the Company’s discontinued its ready-to-drink line in mid-2004, which accounted for $394,356 in 2004.

On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 58.5% for the health food channel and 41.5% for the mass market channel for 2005 as compared to 51.1 % and 48.9%, respectively, for the same period in 2004. The change in sales by channel was principally related to the acquisitions of Symco and Ageless whose products are sold principally in the health food channel partially offset by the lack of Aloe Vera products which are principally sold in the health food channel coupled with the softness in the grocery channel which is principally in the mass market.

For 2005 the top 40 customers accounted for $10,618,072, or 83.2%, of net sales, with 13 health food customers contributing $3,127,916 or 24.5%, of net sales, 24 mass market customers contributing $7,162,391 or 56.1%, of net sales, and three international customer contributing $327,765, or 2.6%, of net sales. This compares to the top 40 customers accounting for $12,946,000, or 91.6%, of net sales, with 21 health food customers contributing $6,326,100, or 44.7%, of net sales, 18 mass market customers contributing $6,528,900 or 46.2%, of net sales, and one international customers contributing $91,000, or 0.7%, of net sales for 2004.

For 2005, the top 40 products represented $9,818,130 or 77.0%, of net sales, with 11 Naturade Total Soy® products contributing $3,697,550 or 29.0%, of net sales, 12 protein powders contributing $2,328,590 or 18.3% of net sales, six ReVivex™ products contributing $2,458,260 or 19.3% of net sales, and 11 Diet Lean™ products and other products contributing $1,333,730 or 10.5% of net sales. This compares the top 40 products represented $10,767,900 or 76.1%, of net sales, with 15 Naturade Total Soy® products contributing $5,706,900 or 40.4%, of net sales, 12 protein powders contributing $3,059,000 or 21.6% of net sales, three ReVivex™ products contributing $605,100 or 4.3% of net sales, two Diet Lean™ and other products contributing $1,396,900 or 9.8% of net sales 2004.

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

Gross Profit

Gross profit for 2005 decreased 1.4% to $6,250,649 or 49.0% of net sales, from $6,338,679 or 44.8% for 2004. The decrease was principally a result of lower sales for the period. Gross profit, as a percentage of sales increased from 44.8% of net sales in 2004 to 49.0 percent of net sales in 2005, due to higher margins related to ReVivex™ products which carry an average gross margin of 51% and Symco products which carry an average gross margin of 60% compared to the average gross margin for other Naturade products of 48%.

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

Liquidity and Capital Resources

On August 31, 2006 (the “Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Bankruptcy”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). Since the Petition Date, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 1, Chapter 11 Bankruptcy Proceedings for additional information.

The Company’s credit facility consisted of a three year Credit and Security Agreement (the “Credit Agreement”) with Laurus Master Fund, LLP (“Laurus”) which was entered into on July 22, 2005. The Credit Agreement allowed for maximum borrowings of up to $4,000,000, of which $3,000,000 was a revolving note and $1,000,000 was a term note. On January 6, 2006, the Credit Agreement was amended whereby the term loan was increased to $1,650,000.

On August 31, 2006, prior to the Company’s filing under Chapter 11 of the US Bankruptcy Code, Laurus and Redux agreed to cause the Company to do the following (the “Financing Changes”):

•	Laurus’ claim in the approximate amount of $2,900,000 will be treated as fully secured and the liens granted Laurus pursuant to the Financing Agreement will remain without modification.

•	Laurus will provide debtor in possession financing (“DIP”) pursuant to the terms and conditions of the financing agreement.

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

Borrowings on the revolving note are based on certain percentages of eligible accounts receivable and inventories and pays interest at prime plus 2% per annum. Available borrowings under the Credit Agreement were $80,946 at December 31, 2006 and averaged $84,219 during 2006.

The Company was in default on the payment of the Investor Notes of $92,345 at December 31, 2005.

The Company was in default on the payment of the Seller Notes in the amount of $1,248,234 to Ageless at December 31, 2005 and was currently involved in litigation related to the Asset Purchase Agreement between the Company and Ageless. The Company has settled this litigation with respect to the Company only. In addition, in February 2007, Redux purchased from Ageless its claims in bankruptcy for this matter. The financial statements accompanying this Annual Report on Form 10-K have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2006, the Company had an accumulated deficit of $39,959,465, a net working capital deficit of $1,728,244, a stockholders’ capital deficiency of $16,964,164, and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has issued an opinion that substantial doubt exists as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from a negative outcome of this uncertainty. The Company believes that its current Financing Agreement and growth in its core operations will sustain the Company for the next year.

The Company provided cash of $648,148 from operating activities in the year ended December 31, 2006, compared to a use of cash of $1,009,129 in operating activities for the year ended December 31, 2005. This increase in cash provided by operating activities is primarily due to a decrease in accounts receivable of $1,323,849 and an increase in cash provided from accounts payable and accrued expenses of $3,682,318 partially offset by the changes in warrent liability of $1,285,797 and increased operating losses of $11,250,858 principally related to the decrease in revenues for the period, the impairment of goodwill and customer lists and the effects of the Chapter 11 proceedings.

Net cash provided by inventories was $160,454 for the year ended December 31, 2006 compared to net cash provided by inventories of $926,546 for the year ended December 31, 2005 primarily due to lower than normal inventory levels at the end of 2005 versus the end of 2004 coupled with the Company’s difficulty in obtaining product during the initial months of the Company’s Chapter 11 proceedings resulting in additional reductions in inventory levels.

Net cash provided by accounts receivable was $1,323,849 for the year ended December 31, 2006 compared to net cash provided by accounts receivable of $324,921 for the same period of 2005, principally due to lower sales volume in 2006 as compared to sales volume in 2006 as a result of the Company’s Chapter 11 filing and reductions in fill rates due to product sourcing issues. Customer terms have remained constant; however there is a slight increase in day’s sales outstanding due to customers paying slower than historical averages after the Company filed for protection under Chapter 11.

Net cash provided by accounts payable and accrued expenses was $3,682,318 for the year ended December 31, 2006 compared to net cash used of $215,274 for the same period of 2005. The significant increase in accounts payable and accrued expenses is a direct result of the Company’s decreased cash availability during 2006 and its Chapter 11 filing which resulted in a stay of all liabilities of the Company as of August 31, 2006, the petition date. The liabilities of the Company affected by the Chapter 11 filing and are subject to compromise as a result of the bankruptcy proceedings are separately identified in the accompanying Balance Sheet as of December 31, 2006. See Note 1- Liabilities Subject to Compromise.

The provision for excess and obsolete inventory provided $476,738 for the year ended December 31, 2006 compared to $140,975 for the same period of 2005 principally due to the discontinuance of ReVivex™ related products and label changes resulting in obsolete labels in 2006.

Net cash provided by prepaid expenses was $173,293 for the year ended December 31, 2006 compared to net cash provided during the same period of 2005 of $35,726. The decrease in prepaid expenses in 2006 was principally due to the reduction in deferred rents and rental deposits is primarily as a result of the Company vacating the leased Irvine, California facility in August 2006.

The Company’s working capital deficit decreased $4,864,317 from $6,592,541 at December 31, 2005 to $1,728,224 at December 31, 2006. This decrease was largely due to the reclassification of $6,022,835 in current liabilities to long term liabilities subject to compromise partially offset by a $1,323,849 reduction in accounts receivable and a $637,192 reduction in inventories during the period.

Cash used in investment activities during the year ended December 31, 2006 was $23,226 compared to cash used of $564,995 for the year ended December 31, 2005. This increase in cash used is principally related to the net assets acquired from the Symco and Ageless acquisitions in 2005.

The Company’s cash used in financing activities was $639,607 for the year ended December 31, 2006, compared to cash provided by financing activities of $1,458,949 for the same period of 2005. The increased use of cash in 2006 was primarily the result of net borrowings under the Company’s revolver of $1,189,526 as compared to net proceeds of $2,719,404 on the borrowing under the Laurus facility in 2005 (described in Notes 4 and 5).

On July 22, 2005, the Company entered into the Master Investment Agreement by and among the Company, Westgate, Quincy, Bill D. Stewart (“Stewart”) and David A. Weil (“Weil”), pursuant to which the Company issued to Quincy (i) 30,972,345 shares of its common stock, (ii) warrants to purchase 14,000,000 shares of its common stock (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C, all in consideration of Quincy negotiating, and arranging the financing for, our acquisition of selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction. Health Holdings surrendered the 41,054,267 shares of common stock held by it in exchange for (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of the Company’s common stock (the “HHB Warrant”). Westgate surrendered the 13,540,723 shares of Series B Convertible Preferred Stock (the “Series B”) held by it, including any accrued and unpaid dividends, in exchange for 4,200,000 shares of Series C. Health Holdings, Stewart and Weil extended the term of the secured promissory notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2006 to December 31, 2006. See “Business-Recapitalization.”

On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be canceled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of its common stock to give Redux 95% equity and voting interest in the Company. All remaining shareholders will have a 5% equity interest in the Company.

Laurus Financing

On July 26, 2005, Naturade entered into a Security and Purchase Agreement (the “Financing Agreement”) with Laurus Master Fund, Ltd. (“Laurus”), providing for a $3,000,000 revolving credit facility and a $1,000,000 term loan. The indebtedness under the revolving facility is evidenced by a convertible “Revolving Note” and one or more convertible “Minimum Borrowing Notes,” and the indebtedness under the term facility is evidenced by a convertible “Term Note.” The Revolving Note, the Term Note and the Minimum Borrowing Notes are herein referred to as the “Laurus Notes.” Gross funds of $2,655,250 were advanced to us on July 26, 2005 under the Laurus Notes comprising $1,000,000 under the Term Note, $500,000 under the first minimum borrowing note (the “First Minimum Borrowing Note”), and $1,155,250 under the Revolving Note. The Company paid fees and expenses in cash to Laurus of $193,500 on the closing date, consisting of “closing payment” of $156,000 and reimbursement of Laurus’ legal fees of $37,500. Also in connection with the Laurus financing, we issued a warrant to Liberty Company Financial LLC (“Liberty”) for introducing us to Laurus (the “Liberty Warrant”). The Liberty Warrant entitles the holder to purchase up to 3,647,743 shares of its common stock at a purchase price of $0.08 at any time on or after July 26, 2006 through July 26, 2011. On December 31, 2006, $1,276,570 was outstanding under the Revolving Note, and $1,350,000 was outstanding under the Term Note.

The Company also issued Laurus a five-year warrant (the “Laurus Warrant”) to purchase an aggregate of 1,500,000 shares of its common stock at an exercise price of $0.80 per share and an option (the “Laurus Option”) to purchase 8,721,375 shares of its common stock at an exercise price of $0.0001 per share, as described below.

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

In consideration for entering into the amendment, Naturade issued to Laurus 1,050,000 shares of the Company’s common stock.

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

Principal on the Term Note is payable in 33 consecutive monthly installments of $50,000 commencing on April 1, 2006 and on the first day of each month thereafter, subject to acceleration upon the occurrence of an Event of Default or termination of the Financing Agreement. The Term Note is guaranteed by Peter M. Pocklington, a principal of Quincy, and from August 10, 2005 until August 10, 2006, one of the Company’s directors.

Amounts outstanding under the Laurus Notes will mature on January 6, 2009. If the Company terminates the Financing Agreement and the loans there under prior to the maturity date, it will incur an early payment fee equal to 5%, 4% and 3% of the total investment amount of $4,650,000 if terminated in the first, second or third year, respectively, of the term of the Financing Agreement. Interest on the amounts outstanding under the Laurus Notes accrues at the annual rate of 2% above the prime rate, but not less than 6%. The interest rate charged, however, will be decreased by 2% (or 200 basis points) for every 25% increase in the market price of our common stock above the fixed conversion price of $0.80. The interest rate may not be reduced beyond 0%.

Security and Events of Default. The Laurus Notes are secured by a lien on substantially all of the Company’s assets. The Financing Agreement requires the Company us to maintain a lock box account to receive payments of our accounts receivable, and all funds transmitted to the lock box account will be applied to amounts outstanding under the Laurus Notes. Laurus may verify, inspect or appraise assets constituting the collateral. The lien granted to Laurus will continue in full force and effect, notwithstanding the termination of the Financing Agreement. The Financing Agreement sets forth certain circumstances under which the Financing Agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company’s condition and affairs (financial or otherwise); (ii) an insolvency proceeding is commenced; (iii) it default on any of its material agreements with third parties or there are material liens or attachments levied against its assets; (iv) its common stock ceases to be publicly traded; and (v) it fails to comply with the terms, representations and conditions of the Financing Agreement.

Upon the occurrence of an Event of Default and for so long as it is continuing, the interest rate charged will be increased by 2% per month until the default is cured; should the default continue beyond any applicable grace period, then Laurus could require the Company to repay 125% of any principal and interest outstanding under the Laurus Notes. Following the occurrence of an Event of Default, Laurus also has the right to demand repayment in full of all obligations owing to Laurus under the Financing Agreement, whether or not otherwise due and will retain its lien in the collateral provided by the Company until all the obligations have been satisfied.

Affirmative and Negative Covenants. Under the Financing Agreement, the Company may take certain actions only with the approval of Laurus, including the following material actions: incurring additional indebtedness (other than trade debt); making any distribution with respect to or repurchasing any shares of its capital stock; or entering into any merger, consolidation or reorganization with or purchasing any assets or stock of any other person.

The Financing Agreement also provides Laurus with a right of first refusal to provide additional financing on terms no less favorable than those offered by a third party with respect to any additional convertible indebtedness or the sale or issuance of any equity interests, other than straight equity issuances.

Laurus Option. The Laurus Option entitled Laurus to purchase, at any time and from time to time, up to 8,721,375 shares of the Company’s common stock at the exercise price of $0.001 per share. The Laurus Option could also be exercised by means of a “cashless exercise,” and contains provisions to protect Laurus against dilution in the event of a stock dividend, split or combination, or a Company reorganization, consolidation, merger or dissolution.

Laurus Warrant. The Laurus Warrant gave Laurus the right to purchase up to 1,500,000 shares of the Company’s common stock from July 26, 2005 through July 26, 2010, at $0.80 per share. The Laurus Warrant could also be exercised by means of a “cashless exercise,” and contained provisions to protect Laurus against dilution in the event of a stock dividend, split or combination, or our reorganization, consolidation, merger or dissolution.

The issuance of shares of the Company’s common stock pursuant to the Laurus Option, the Laurus Warrant and Liberty Warrant could have caused substantial dilution to the holders of the Company’s common stock, depressed the market price of the Company’s common stock and impaired its ability to raise capital by selling common stock.

On August 31, 2006 Laurus entered into an agreement with Redux, the principal shareholder of the Company, (the “Redux Agreement”) pursuant to which Laurus transferred the warrants to purchase 1,500,000 shares of the Company’s common stock at $0.80 per share to Redux which were cancelled upon transfer, and Laurus transferred an option to purchase 8,721,375 shares of the Company’s common stock at $0.001 per share to Redux (the “Laurus Options”). See Note 1 Change in Control.

Registration Rights. Pursuant to the terms of a Registration Rights Agreement between the Company and Laurus, the Company was obligated to file and obtain effectiveness for a registration statement registering the resale of shares of the Company’s common stock issued to Laurus for the amendment, common stock issuable upon the exercise of the Laurus Warrant and the Laurus Option. See “Business-Registration Rights.”

On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be canceled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of restricted common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

Critical Accounting Policies and Use of Estimates

The Company’s significant accounting policies are described in Note 1 of the Company’s Financial Statements for the year ended December 31, 2006, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its financial statements.

Revenue Recognition. Naturade recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, Naturade: (1) inputs orders based upon receipt of a customer purchase order; (2) records revenue upon shipment of goods when risk of loss and title transfer under the Company’s arrangements with customers or otherwise complying with the terms of the purchase order; (3) confirms pricing through the customer purchase order and; (4) validates creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

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

For the 12 months ended December 31, 2006, 2005 and 2004, distributor and promotional allowances were $704,815, or 6.1% of gross sales, $1,410,477, or 9.4% of gross sales, and $1,745,903, or 10.5% of gross sales, respectively.

•	Damages and Returns

In the 12 months ended December 31, 2006, 2005 and 2004, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends.

For the 12 months ended December 31, 2006, 2005 and 2004, damages and returns charged against revenues were $755,458, or 6.5% of gross sales, $300,167, or 2.0% of gross sales, and $437,363, or 3.0% of gross sales, respectively.

The following is a summary of the damages and returns reserve for the fiscal years ended December 31:

	2006	2005	2004
Beginning balance	$42,910	$55,067	$-0-
Provision for damages and returns	755,458	300,167	437,364
Actual damages and returns during the period	409,240	312,824	382,297
Ending balance	$389,128	$42,910	$55,067

Damages and returns in past years have typically been immaterial to our overall results. In 2006 the returns have increased primarily as a result of increased Ageless and ReVivex™ product returns. As the returns as a percent of gross sales has increased , the reserve has accordingly been increased at December 31, 2006, based upon historical run rates in order to properly match revenues and deductions.

•	Cash Discounts

Cash discounts are recorded as deducted by customers from remittances, as the customer does not earn them until the customer pays according to terms.

For the 12 months ended December 31, 2006, 2005 and 2004, cash discounts were $120,784 or 1.0% of gross sales, $191,987 or 1.3% of gross sales, and $266,100, or 1.9% of gross sales, respectively.

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

For the 12 months ended December 31, 2006, 2005 and 2004, slotting costs were $198,590, or 1.7% of gross sales, $234,700, or 1.6% of gross sales, and $83,000, or 0.6% of gross sales, respectively. As a percentage to gross sales, slotting increased only marginally in 2006 but increased significantly in 2005 compared to 2004 as a result of the new distribution of ReVivex™ brand of products during 2005.

•	Coupon and Rebate Redemption

Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates. For the 12 months ended December 31, 2006, 2005 and 2004, coupon and rebate costs were $10,740, or 0.1% of gross sales, $20,800, or 0.1% of gross sales, and $46,000, or 0.2% of gross sales, respectively.

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

Intangible Assets, Including Goodwill. The Company conducts periodic impairment reviews of intangible assets including goodwill. Such reviews require the Company to make estimates of future cash flows and fair values. These cash flow projections include significant assumptions about economic conditions, demand and pricing for the Company’s products, and costs. In addition, the determination of whether or not an impairment exists requires the Company to make certain assumptions and estimates in determining fair value of the reporting unit. While significant judgment is required, the Company believes that the assumptions and estimates used in its impairment reviews are reasonable. However, should these assumptions change in the future, the fair value models could result in lower fair values for intangible assets and goodwill, which could materially affect the value of the Company’s intangible assets and goodwill and results of operations.

Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Laurus Term Loan (a)	$1,730,625	$523,243	$1,207,382	$-0-	$-0-
Health Holdings Loan (a)	2,079,508	-0-	701,352	870,290	507,866
Revolving Credit (a)	1,345,708	1,345,708	-0-	-0-	-0-
Seller Note	708,000	708,000	-0-	-0-	-0-
Unsecured Creditors	2,228,102	185,675	557,025	1,485,402	-0-
Total Contractual Cash Obligations	$8,091,953	$2,762,636	$2,465,759	$2,355,692	$507,866

(a) Includes interest.

Impact of Inflation

From time to time, the Company experiences price increases from third-party manufacturers and these increases cannot always be passed on to the Company’s customers. While these price increases have not had a material impact on the Company’s historical operations or profitability in the past, they could affect sales in the future.

New Accounting Pronouncements

FASB Statement No. 157, Fair Value Measurements, has been issued by the Financial Accounting Standards Board (“FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

The FASB has issued FASB Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

On July 13, 2006, FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.

The Company’s long-term debt primarily consists of a (i) a line of credit of $4,350,000 consisting of a $1,350,000 term loan combined with $3,000,000 revolving debt with Laurus entered into on July 27, 2005, and amended on January 11, 2006 and $1,050,000 borrowed under a Loan Agreement with investors entered into on April 14, 2003. The line of credit bears interest at prime rate plus 2% and the Investor Notes bear interest at 15% per annum.

For the fiscal year ended December 31, 2006, the interest expense on the line of credit was $145,591. If the interest rate on the line of credit were to increase by one percent, this would result in an interest expense of $158,074 for the fiscal year ended December 31, 2006.

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

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of April 10, 2007, are as follows:

Name	Age	Position	Since
Richard L. Munro	48	Director and Chief Executive Officer	2006
Adam M. Michelin	62	Director, Chairman of the Board	2006
Dee S. Kelly	45	Chief Financial Officer	2007
Stephen L. Scott	55	Director	2007
Gary C. Cannon	55	Director and Secretary	2006
Karen Muller*	51	Director	2006

* Ms. Muller voluntarily submitted her resignation from the board on April 12, 2007.

The directors serve until the next annual meeting of stockholders, or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Richard L. Munro joined the Board of Directors on August 10, 2006 and has also served as the Company's CEO since that date. Prior to joining Naturade, Mr. Munro was a principal of Enterprise Group, a management consulting firm, from March 2005 and a manager at Kibel Green Inc. from March 2003 to March 2005. At both Enterprise Group and Kibel Green, Mr Munro worked on a number of successful business turnaround engagements. Prior to that, for five years he was a principal of Sirius Holdings, a management consulting firm, where he was also responsible for a number of' turnaround and consulting engagements. Mr. Munro has over 20 years experience in the areas of executive leadership and operational management and is very experienced in evaluating, and implementing solutions for companies in operational and/or financial crisis. He is a member of the New Zealand Institute of Chartered Accountants, member of the American Institute of Certified Public Accountants, board member of The Forum for Corporate Directors Orange County, and holds an MBA from Auckland University and a Bachelor of Commerce degree from Canterbury University.

Adam M. Michelin, became Chairman of the Company’s Board of Directors on August 10, 2006 and serves on the Company’s audit committee. Mr. Michelin is currently the Chief Executive Officer, and founding member of Redux Holdings, Inc.  Mr. Michelin is also a principal and CEO of the Enterprise Group, since March 2005.  Prior to the Enterprise Group he was a principal with Kibel Green, Inc. for a period of 11 years. Mr. Michelin has more than 32 years of practice in the areas of executive leadership, operations and is very experienced in evaluating, structuring and implementing solutions for companies in operational and/or financial crisis. Mr. Michelin received his Juris Doctorate from the University of West Los Angeles and his Bachelor of Science from Tri State University.

Dee S. Kelly, CPA, became Chief Financial Officer for the Company in January 2007. Ms. Kelly was formerly with Ernst & Young, LLP and has 22 years experience in public and private accounting. She has held a number of executive financial positions with international bio-tech and medical device manufacturers. Ms. Kelly recently served as Vice president, Finance for Cryoport, Inc. since 2003. She has also served as Vice President, Controller for Equifax Financial Services, Inc. from 1995 to 2000, Corporate Controller for MacGillivray Freeman Films from 2000 to 2001, Corporate Controller for Masimo Corporation, a manufacturer of patient monitoring devices from 2001 to 2002 and principal of a private consulting practice since 2002.

Stephen L. Scott became a director of the Company’s Board of Directors in February 2007 and serves as the Audit Committee Chairman. Mr. Scott is a management and organizational consultant with over 20-years experience with diverse manufacturing businesses, including a specific background with developmental stage companies. Since 1996, Mr. Scott has been President of Technology Acquisition Group, providing expertise in corporate growth planning, strategic partner development, finance, operations, team building, product opportunity identification, corporate re-engineering and mergers and acquisitions. In addition to early stage and small companies, he has performed projects with Fortune 1000 firms such as IBM, GE, AT&T, Bristol-Myers Squibb, Warner-Lambert, Johnson & Johnson and Ayerst-Wyeth. Mr. Scott received his Juris Doctorate and Masters of Business Administration degrees from National University and his Bachelor of Science degree from the University of Akron.

Gary C. Cannon, became the Company’s Secretary and a member of the Company’s Board of Directors on August 10, 2006. Prior to joining the Company, Mr. Cannon was securities counsel and compliance officer for The Affordable Energy Group, Inc. from November 2004 to May 2005; general and securities counsel for World Transport Authority, Inc. from July 2003 to November 2004; and is currently general and securities counsel for CryoPort, Inc. and the Company’s controlling shareholder, Redux Holdings, Inc. Mr. Cannon was in private practice from August 2000 to July 2003, and has practiced law for the past 20 years, representing all sizes of businesses in such areas as, formation, mergers and acquisitions, financing transactions, tax planning, and employee relations. Mr. Cannon has done extensive securities work and has served as a compliance officer for companies with respect to the Sarbanes-Oxley Act, and other compliance matters. Mr. Cannon obtained his Juris Doctorate from National University School of Law, his Masters of Business degree from National University and his Bachelor of Arts from United States International University.

Karen Muller was elected to the Company’s Board of Directors on August 10, 2006. Ms. Muller graduated from Fordham Law School, as a member of the Fordham Law Review, and holds a B.A. in Economics, summa cum laude, from Hunter College of the City University of New York. Ms. Muller has over 20 years experience in the investment banking and financial services industry. Ms. Muller has been a consultant to Redux, the controlling shareholder of Naturade, since July 2006. Since November 2004, Ms. Muller also has been a principal and part owner of Cerius Consulting Group, Inc., based in Orange County. From May 2003 until November 2004, Ms. Muller worked with the Newport Beach based investment banking firm Capital Asset Advisors. From October 1999 until February 2003, Ms, Muller was Chief Administrative Office and General Counsel of Epoch Networks, Inc. where she helped complete the restructuring and sale of Epoch’s Internet Service Provider business. Prior to joining Epoch, for ten years, Ms. Muller was Managing Director with Lehman Brothers. Prior to Lehman Brothers, Ms, Muller was an associate at the Wall Street law firm Cahill, Gordon & Reindel, where she worked on corporate finance and M&A transactions. She holds the title Director Emeritus of the Forum for Corporate Directors, for which she established an ISS approved board governance training program. Ms. Muller voluntarily submitted her resignation from the board on April 12, 2007.

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

In 2006, the Board of Directors held eleven meetings and the Audit Committee of the Board of Directors met four times. Overall attendance at such meeting was approximately 100%. Each Director attended more than 75% of the aggregate of all meeting of the Board of Directors.

Code of Ethics

The current Board of Directors adopted a Code of Ethics in March 2007, applicable to the chief executive officer, the chief financial officer, the controller, as well as all of the officers and senior staff. The Code of Ethics of the Company is available, free of charge, on request by writing to the Secretary of the Company.

Director Compensation

Effective March 23, 2007, each member of the Board of Directors receives $800 per calendar quarter for their service, except that Board members who receive cash compensation for their services as an officer of employee of Naturade or any of its affiliates are not paid. Also effective March 23, 2007, each member of the Audit Committee and the Compensation and Governance Committee receive $800 per calendar quarter for their service, except that the Chairman of each committee receives $1,200 and members who receive cash compensation for their services as an officer or employee of Naturade or any of its affiliates are not paid. During the year ended December 31, 2006, directors’ compensation in the form of cash payments were paid to the former directors Kenneth Hallet and Michael Harris in the amount of $3,625 each. No other directors’ compensation was paid during 2006.

Audit Committee

Effective, March 23, 2007, the members of the Audit Committee are Steve Scott, Chairman, Adam Michelin and Richard Munro. The Company has determined that Adam Michelin qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Steve Scott, Audit Committee chairman, is “independent” within the meaning of Rule 4200(a) (15) of the National Association of Securities Dealers.

Compensation and Governance Committee

Effective March 23, 2007, the members of the Compensation and Governance Committee were appointed by the Board as Karen Muller, Chairman, Gary Cannon and Adam Michelin. Ms. Muller voluntarily resigned from her position on the Board on April 12, 2007. As of the date of this filing a replacement for the chairman of the Compensation and Governance Committee has not been named.

Nominating Procedures and Criteria

The Company does not have a nominating committee. The Board of Directors has determined that this is appropriate in light of the fact that one principal stockholder of the Company has sufficient voting power to elect all of the directors of the Company and, like all stockholders of the Company, has the power to nominate candidates at meetings of stockholders. Each of the directors takes part in the nomination of candidates for election as directors at the annual meeting, although it is anticipated that in the future this function will be handled by the newly established Compensation and Governance Committee. .

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee, consisting of three members of the Board of Directors, administers the executive compensation program. The role of the Compensation Committee is to oversee the Company’s compensation and benefit plans and policies, administer stock and option plans and review and approve annually all compensation decisions relating to the executive officers of the Company.

The compensation programs are designed to remunerate the Company’s executives and are intended to provide incentive to the senior executives and other employees to maximize stakeholder value, which in turn effects the overall compensation earned by the Company’s management. The Company has adopted compensation programs designed to achieve the following:

•	Attract, motivate and retain superior talent;

•	Encourage high performance and promote accountability

•	Ensure that compensation is commensurate with the company’s annual performance

•	Provide performance awards for the achievement of financial and operational targets and strategic objectives, essential to the Company’s long-term growth.

The Compensation Committee members that were in place during the first half of 2006 all resigned their board positions pursuant to the change in control by Redux in August 2006. Since the Company filed Chapter 11 Bankruptcy proceedings, on August 31, 2006, the components of compensation have included base salaries only. There are currently no employment contracts in place. Employment contracts that were in place during the first half of the year became terminated upon the resignation of those executives pursuant to the change in control by Redux in August 2006. Additionally, from August 14, 2006 the Company began leasing its personnel from One World Science. Under this employee leasing arrangement, the Company maintains control over the compensation decisions of the leased employees.

A new Compensation Committee was appointed by the Board on March 26, 2007. The newly formed Compensation Committee has not adopted any formal or informal policies or guidelines for compensation. The company is expected to emerge from Bankruptcy proceedings in April 2007. Subsequent to the Company’s emerging from Bankruptcy proceedings, the Compensation Committee will evaluate the compensation plans for executive officers taking into account strategic goals and performance metrics. In addition the Compensation Committee will perform reviews of all Company compensation policies, including policies and strategy relating to executive compensation, as well as the appropriate mix of base salary, and incentive compensation.

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary. Base salaries for the Company’s executives are generally established based on the scope of their responsibilities, level of experience and individual performance, taking into account both external competitiveness and internal equity considerations. The goal for the base salary component is to compensate employees at a level that approximates the median salaries of individuals in comparable positions at similarly situated companies. Base Salaries are reviewed by the Compensation Committee and may be adjusted from time to time at the Compensation Committee’s discretion.

Stock Options. In 1998, the Company adopted the 1998 Incentive Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of the Incentive Plan is to enable the Company to attract, retain and motivate its employees by providing for performance-based benefits. At the 2000 annual stockholders’ meeting, the number of shares of the Company’s Common Stock that may be subject to awards granted under the Incentive Plan was increased to 850,000. At the 2001 annual stockholders’ meeting, the number was further increased to 2,000,000. As of December 31, 2006 81,000 options to purchase shares of the Company’s Common Stock were outstanding under the Incentive Plan, of which 49,000 options to purchase shares (subject to adjustment to prevent dilution) had vested, and 1,919,000 shares were available for future awards under the Incentive Plan.

The Incentive Plan is administered by the Compensation Committee consisting of three members of the Board of Directors or administered by the full Board of Directors. The administrator has the power to construe and interpret the Incentive Plan and, subject to provisions of the Incentive Plan, to determine the persons to whom and the dates on which awards will be granted, the number of shares to be subject to each award, the times during the term of each award within which all or a portion of the award may be exercised, the exercise price, the type of consideration and other terms and conditions of the award. The exercise price of stock options under the Incentive Plan may not be less than the fair market value of the Common Stock subject to the option on the date of the option grant and in some cases may not be less that 110% of fair market value. The maximum term of the Incentive Plan is ten years, except that the Board may terminate the Incentive Plan earlier. The term of each individual award will depend upon the written agreement between the Company and the grantee setting forth the terms of the awards.

General Benefits. The Company’s executives are eligible to participate in all employee benefit plans, such as medical and dental. Prior to the Company’s filing for Chapter 11 Bankruptcy protection, the Company offered additional benefits to its executive officers such as life insurance and vehicle allowances.

401(k) Plan. The Company maintains a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of all employees who meet certain age and length of service requirements. The 401(k) Plan provides for Company matching contributions equal to 25% of each employee participant’s contribution not to exceed 6% of the employee participant’s compensation.

On September 1, 2006, management voluntary suspended the 401(k) Plan as the Company began leasing its personnel from One World Science and no longer had any direct employees.

2006 Executive Base Salary and Incentive Compensation Determinations

Richard Munro

Mr. Munro has served as the Company’s Chief Executive Officer since August, 2006. Mr. Munro has an annual base salary of $200,000. No additional incentive compensation has been granted to Mr. Munro. Mr. Munro does not have an employment agreement with the Company.

Bill Stewart

Mr. Stewart served as the Company’s Chief Executive Officer until August 2006, when he resigned pursuant to the change in control by Redux. Mr. Stewart had an employment agreement with the Company which provided for an annual base salary of $250,000 per year. No additional incentive compensation was granted to Mr. Stewart in 2006. Mr. Stewart’s employment agreement entitled him to severance in the amount of 12 months of base salary. Accordingly $250,000 has been accrued by the Company and is included in liabilities subject to compromise as of December 31, 2006.

Stephen M. Kasprisin

Mr. Kasprisin served as the Company’s Chief Financial Officer and Chief Operations Officer until August 2006, when he resigned pursuant to the change in control by Redux. Mr. Kasprisin had an employment agreement with the Company which provided for an annual base salary of $200,000 per year. No additional incentive compensation was granted to Mr. Stewart in 2006. Mr. Kasprisin’s employment agreement entitled him to severance in the amount of 6 months of base salary. Accordingly $100,000 has been accrued by the Company and is included in liabilities subject to compromise as of December 31, 2006.

Marwan Zreik

Mr. Zreik served as the Company’s Executive Vice President of Sales until March 2006, when he voluntarily resigned his position with the Company to take a similar position with another company. Mr. Zreik had an employment agreement with the Company which provided for an annual base salary of $160,000 per year. No additional incentive compensation was granted to Mr. Zreik in 2006.

2006 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer, and two other most highly compensated executive officers for the year ended December 31, 2006.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (6)	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Richard L. Munro, Chief Executive Officer and Director (1)	2006	$69,231	$0	$0	$0	$0	$0	$0	$69,231

Dee S. Kelly, Chief Financial Officer (2)	2006	$0	$0	$0	$0	$0	$0	$0	$0

Bill D. Stewart, Former Chief Executive Officer (3)	2006	$181,730	$0	$0	$44,803	$0	$0	$258,650	$485,183

Steven M. Kasprisin, Former Chief Financial Officer and Chief Operating Officer (4)	2006	$146,810	$0	$0	$44,391	$0	$0	$105,986	$297,187

Marwan Zreik, Former Executive Vice President (5)	2006	$27,692	$0	$0	$0	$0	$0	$1,750	$29,442

(1)	Mr. Munro became Chief Executive Officer and Director on August 10, 2006.

(2)	Ms. Kelly became Chief Financial Officer on January 3, 2007 and had no earnings or other compensation in 2006.

(3)	Mr. Stewart resigned as Chief Executive Officer on August 30, 2006.

(4)	Mr. Kasprisin resigned as Chief Financial Officer and Chief Operating Officer on August 30, 2006.

(5)	Mr. Zreik terminated his employment with the Company on March 1, 2006.

(6)
Reflects the dollar amount recognized for financial reporting purposes for the year ended December 31, 2006, in accordance with SFAS 123(R) of stock option awards pursuant to the 1998 Stock Option Plan, as amended, and thus includes amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in Note 10, Stock Options and Warrants. All stock options were granted at the closing market price of the Company’s stock on the date of grant and vest ratably over 2 to 4 years from the grant date. See Note 10 - Stock Options and Warrants.

The All Other Compensation column in the 2006 Summary Compensation Table consists of the following:

Name and Principal Position	Year	Perquisites and Other Personal Benefits $ (1)	Tax Reimburse-ments $	Insurance Premiums $	Company Contri-butions to 401(k) plan $ (2)	Severence Payments / Accruals $ (3)	Change in control Payments / Accruals $	Total $
Richard L. Munro, Chief Executive Officer and Director	2006	$0	$0	$0	$0	$0	$0	$0

Dee S. Kelly, Chief Financial Officer	2006	$0	$0	$0	$0	$0	$0	$0

Bill D. Stewart, Former Chief Executive Officer	2006	$8,650	$0	$0	$0	$250,000	$0	$258,650

Steven M. Kasprisin, Former Chief Financial Officer and Chief Operating Officer	2006	$2,100	$0	$429	$3,457	$100,000	$0	$105,986

Marwan Zreik, Former Executive Vice President	2006	$600	$0	$107	$1,043	$0	$0	$1,750

(1)	Such amounts represent automobile allowances paid on behalf of Mr. Stewart, Mr. Kasprisin and Mr. Zreik, accordingly.

(2)	Such amounts represent Company matching contributions to 401(k) savings plans. See Note 13- 401(k) plan.

(3)
Such amounts represent accruals for severance payments pursuant to employment contracts described below. These amounts have been accrued as of the termination dates and are included in liabilities subject to compromise as of December 31, 2006.

2006 Grants of Plan-Based Awards

The Company made no grants of plan-based awards to any of the named executive officers during 2006.

Outstanding Equity Awards at December 31, 2006

The Company had no outstanding equity awards at December 31, 2006. All option awards previously granted to Mr. Stewart, Mr. Kasprisin and Mr. Zreik expired upon their termination of employment. No new equity awards have been made.

Option Exercises and Stock Vested

None of the Company’s named executive officers or former executive officers exercised any stock options or similar awards during the fiscal year 2006. All outstanding stock options to named executive officers or former executive officers expired upon the termination of employment of Mr. Stewart, Mr. Kasprisin and Mr. Zreik. In addition, the Company had no unvested stock awards outstanding to any named executive officers or former executive officers.

Pension Benefits

None of the Company’s named executive officers or former executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits.

Nonqualified Deferred Compensation

The Company does not have any non-qualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

The Company currently has no employment agreements which would cause potential payments upon termination or change in control. Previous contracts with the former executive officers, Mr. Stewart, Mr. Kasprisin and Mr. Zreik expired upon their termination of employment. Severence payments for Mr. Stewart and Mr. Kasprisin have been accrued and are included in liabilities subject to compromise as of December 31, 2006.

Compensation of Directors

On December 16, 2005 the Board approved a compensation plan for non-management directors whereby, all non-management directors, except Mr. Pocklington, will receive directors fees of a quarterly cash retainer of $3,125 plus an option to purchase Common Stock of the Company with the number of shares calculated by dividing $9,375 by the average of the closing price of the Company’s Common Stock for each of the last five trading days preceding the first Board meeting during the quarter. The exercise price of the option will be the average of the closing price of the Company’s Common Stock for each of the last five trading days preceding the first Board meeting during the quarter. Such options shall (i) have a seven year term and (ii) be immediately exercisable in whole or part. This compensation plan for non-management directors was terminated in August 2006.

Effective March 23, 2007, each member of the Board of Directors receives $800 per calendar quarter for their service, except that Board members who receive cash compensation for their services as an officer of employee of Naturade or any of its affiliates are not paid. Also effective March 23, 2007, each member of the Audit Committee and the Compensation and Governance Committee receive $800 per calendar quarter for their service, except that the Chairman of each committee receives $1,200 and members who receive cash compensation for their services as an officer or employee of Naturade or any of its affiliates are not paid.

Director Compensation Table

Director Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Richard L. Munro (2)	—	—	—	—
Adam M. Michelin	—	—	—	—
Stephen L. Scott	—	—	—	—
Gary C. Cannon	—	—	—	—
Karen Muller (4)	—	—	—	—
Bill D. Stewart (1) (2)	—	—	—	—
Peter H. Pocklington (1) (3)	—	—	—	—
Kenneth B. Hallat (1)	$3,625	—	—	$3,625
Michael D. Harris (1)	$3,625	—	—	$3,625
Stephen M. Kasprisin (1) (2)	—	—	—	—

(1)	Former director.

(2)
Mr. Munro, Mr. Stewart and Mr. Kasprisin were paid no additional amounts for their director services. Amounts paid to them as officers during fiscal 2006 are included in the executive compensation tables above.

(3)	Mr. Pocklington was paid a total of $125,000 during fiscal 2006 for consulting services.

(4)	Ms. Muller voluntarily submitted her resignation from the board on April 12, 2007.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

On February 18, 1998, the Company and Bill D. Stewart entered into an employment agreement under which the Company retained Mr. Stewart as Chief Executive Officer and a member of the Company’s Board of Directors for an initial term of 48 months. Under the employment agreement, as amended, Mr. Stewart received an annual salary of $225,000, automobile lease payments and life insurance payable as directed by Mr. Stewart. Mr. Stewart may be terminated for “cause” if he willfully neglects his duties, commits a felony or act of dishonesty or refuses to comply materially with reasonable directives of the Board. A termination other than for “cause” would include Mr. Stewart’s death, disability or constructive termination (including an assignment of duties inconsistent with his position, a reduction in base salary and bonus and a material breach by us of any provision of his employment agreement). If employment is terminated for “cause” or upon Mr. Stewart’s resignation, Mr. Stewart will be entitled only to the compensation earned by him prior to the date of termination, excluding any bonus. If employment is terminated other than for “cause,” Mr. Stewart will be entitled to the compensation earned by him prior to the date of termination, together with his annual salary, average bonus, medical benefits and automobile lease for 12 months following termination.

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

As part of the Private Equity Transaction on January 2, 2002, as described more fully in Note 5 to the Financial Statements - Recapitalization, the employment agreement with Mr. Stewart was amended and restated to extend the term until December 31, 2003 and allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which would have vested by March 2, 2002, the four-year anniversary of the original employment agreement, at an exercise price reduced to $0.1477 per share, the purchase price in the Private Equity Transaction. The amended and restated employment agreement also reconfirmed the understanding that all options become fully vested in the event of any sale of the Company and extended the term of employment to December 31, 2003 which in turn, has been extended to December 31, 2006. In August 2005, Mr. Stewarts base compensation was increased to $250,000 per year and on December 16, 2005 the Board awarded Mr. Stewart 1,620,000 non-qualified options to purchase the Company’s Common Stock, which vest in eight equal quarterly amounts.

On March 24, 2006, Mr. Stewart’s employment agreement was extended until December 31, 2006 with annual renewals subject to a 90 day written notice provision. Mr. Stewart terminated his employment on August 30, 2006, pursuant to the change in control by Redux. A severance amount of $250,000 for Mr. Stewart has been accrued by the Company and is included in the Liabilities Subject to Compromise as of December 31, 2006.

In July 2003, Mr. Kasprisin, Chief Financial Officer, entered into an employment agreement with the Company that can be terminated without cause by either party upon 30 days’ notice. Mr. Kasprisin is entitled to severance equal to six month’s base pay should he be terminated without cause by the Company. Pursuant to the employment agreement, Mr. Kasprisin was entitled to a base salary of $160,000 per year and a bonus based upon his base salary. In addition, Mr. Kasprisin has been granted options to purchase up to 150,000 shares of Common Stock, which options vest in equal quarterly amounts on each of the first eight quarters of his employment. In June 2004, Mr. Kasprisin’s employment agreement was amended in connection with his promotion to Chief Operating Officer, increasing the base compensation to $178,000 per year, adding a vehicle allowance of $300 per month and granting options to purchase an additional 50,000 shares of Common Stock at a price of $0.26 per share, which options vest in eight equal quarterly amounts. In August 2005, Mr. Kasprisin’s base compensation was increased to $200,000 per year and on December 16, 2005, the Board awarded Mr. Kasprisin 1,615,000 non-qualified options to purchase the Company’s Common Stock, which vest in eight equal quarterly amounts. Mr. Kasprisin terminated his employment on August 30, 2006, pursuant to the change in control by Redux. A severance amount of $100,000 for Mr. Kasprisin has been accrued by the Company and is included in the Liabilities Subject to Compromise as of December 31, 2006.

Incentive Stock Option Plan

In 1998, the Company adopted the 1998 Incentive Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of the Incentive Plan is to enable the Company to attract, retain and motivate its employees by providing for performance-based benefits. At the 2000 annual stockholders’ meeting, the number of shares of the Company’s Common Stock that may be subject to awards granted under the Incentive Plan was increased to 850,000. At the 2001 annual stockholders’ meeting, the number was further increased to 2,000,000. As of December 31, 2006 81,000 options to purchase shares of the Company’s Common Stock were outstanding under the Incentive Plan, of which 49,000 options to purchase shares (subject to adjustment to prevent dilution) had vested, and 1,919,000 shares were available for future awards under the Incentive Plan.

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

On September 1, 2006, management voluntary suspended the 401(k) Plan as the Company began leasing its personnel from One World Science and no longer had any direct employees.

REPORT OF THE MANAGEMENT COMPENSATION COMMITTEE

The current Compensation and Governance Committee was established on March 23, 2007. The committee members were not involved in any decisions involving compensation for 2006. When Naturade’s controlling interest was acquired by Redux in August 2007, all the former Naturade Board members resigned and shortly thereafter, any remaining Executive Officers that were appointed by the former Naturade Board also resigned. The newly established Compensation and Governance Committee will review all existing compensation arrangements at the Company and make any changes it deems appropriate. This committee is not in a position to comment on the appropriateness of the compensation of former Executive Officers, employees or board directors.

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included into Naturade's Annual Report on Form 10-K for the year ended December 31, 2006.

THE MANAGEMENT COMPENSATION COMMITTEE

Karen Muller, Chairman** Gary Cannon Adam Michelin

** Ms. Muller voluntarily resigned from her position on the Board on April 12, 2007. As of the date of this filing a replacement for the chairman of the Management Compensation Committee has not been named.

Compensation Committee Interlocks and Insider Participation

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

The Company’s Series C Convertible Preferred Stock votes with the common stock on all matters presented to the stockholders, on as as-converted-to-common stock basis. Each share of Series C Convertible Preferred Stock is convertible into one share of common stock (subject to adjustment for anti-dilution), at any time at the option of the holder.

Name and Address of Beneficial Owner(1)	Common Stock		Percent of Common Stock	Series C Convertible Preferred Stock		Percent of Series C Convertible Preferred Stock
Redux Holdings, Inc 11726 San Vincente Blvd., Suite 300 Los Angeles, CA 90049	29,550,000	(2)	68.2%	4,200,000	(2)	20.0%
Health Holdings and Botanicals, LLC(7) Suite 500 330 Primrose Rd. Burlingame, CA 94010 (5)	—		—	12,600,000	(3)	60.0%
Westgate Equity Partners, L.P. (8) One Magna Place, Suite 650 1401 South Brentwood Blvd. St. Louis, MO 63144 (6)	—		—	4,200,000		20.0%
Richard Munro	-0-		*			—
Adam Michelin	29,550,000	(2)	68.2%	4,200,000	(2)	20.0%
Steve Scott	-0-		*			—
Gary Cannon	-0-		*			—
Karen Muller	-0-		*			—
Executive officers and directors as a group (5 persons)	29,550,000	(4)	68.2%	4,200,000	(4)	20.0%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each person named in the above table is in care of Naturade, Inc., 601 Valencia Avenue, Brea, CA 92823.

(2)
Adam Michelin was elected as one of our directors in 2006. Mr. Michelin is the principal stockholder of Redux Holdings, Inc. Mr. Michelin disclaims beneficial ownership of the common stock and the Series C Convertible Preferred Stock held by Redux Holdings, Inc. except to the extent of his indirect pecuniary interest in the shares. The common stock and Series C Convertible Preferred Stock were acquired as part of the recapitalization, see “Business—Recapitalization.” In the recapitalization, Redux Holdings, Inc. also acquired warrants and options to purchase 26,369,118 shares of common stock, all of which are currently exercisable.

(3)
Acquired as part of the recapitalization, see “Business - Recapitalization.” In the recapitalization, Health Holdings also acquired a warrant to purchase 10,000,000 shares of common stock beginning after July 22, 2006.

(4)	Includes shares of common stock beneficially owned by Redux Holdings, Inc.., see note 2 above. See also notes 4, 5 and 6 above with respect to additional shares of common stock included in this total.

(5)
Doyle & Boissiere Fund I, LLC exercises voting and investment power over the shares of common stock and Series C Convertible Preferred Stock held by Health Holdings. William B. Doyle, Jr. and Lionel P. Boissiere are the principal and managing members of Doyle & Boissiere Fund I, LLC.

(6)
Westgate Group, LLC exercises voting and investment power over the shares of Series C Convertible Preferred Stock held by Westgate. Jay W. Brown and Robert V. Vitale are the managers and members of Westgate Group, LLC.

Item 13. Certain Relationships and Related Transactions

Redux as part of its infusion of cash and other services to the Company during its bankruptcy, has provided legal services to the Company in the form of its General Counsel Gary Curtis Cannon. Mr. Cannon is retained by Redux to act as its General Counsel and SEC attorney for $12,000 per month. Redux provides Mr. Cannon’s services as the Company’s General Counsel and SEC attorney under his currant retainer agreement with Redux.

During the Company’s Chapter 11 Bankruptcy and to facilitate the Company’s reorganization, Redux has made corporate guarantees to one of the Company’s vendors to allow the Company to purchase formula to continue to produce and distribute certain of its products. Redux provided a corporate guarantee to Best Formulations Inc. to allow the Company to purchase certain of its products from it. Redux also provided a guarantee to the Unsecured Creditors and the Unsecured Creditors Committee under the Plan as part of its financial infusion and support of the Company reorganization.

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and Botanicals, LLC, a principal stockholder of Naturade, and David A. Weil, a past director and stockholder of the Company (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000. All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2005, and are secured by substantially all of the Company’s assets. This due date was extended as discussed below.

On April 14, 2004, the terms of the Loan Agreement were modified by the Joinder of Bill D. Stewart, our Chief Executive Officer as a member of the Lender Group, subject to all of the terms and conditions of the Loan Agreement, and the Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the Lender Group advanced the Company an additional $100,000. Further, on August 16, 2004, advances allowed under the Loan Agreement were increased to a total of $950,000 and the Lender Group advanced an additional $200,000 to Naturade. There are no additional amounts available to advance under the Loan Agreement. Proceeds of the advances were used for working capital. On January 26, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2005. Pursuant to the recapitalization in July, 2005, Health Holdings, Stewart and Weil agreed to extend the term of the Secured Promissory Notes issued to them under the Loan Agreement from December 31, 2005 to December 31, 2006. The Secured Promissory Notes became claims under the Company’s Chapter 11 bankruptcy proceedings in August 2006.

On August 30, 2005, the Company entered into a consulting agreement with Quincy, Naturade’s then largest stockholder, whereby Quincy would provide advice to the Company and its affiliates regarding acquisitions, strategic planning, operations and financing. For its services, Quincy would receive a Consulting Fee of $300,000 per year payable in monthly installments. In addition, Quincy would receive Acquisition Fees equal to 2% of the purchase price of any acquisitions completed or equity capital raised during the term of the consulting agreement. When earned, 50% of such Acquisition Fees would be credited by us against future Consulting Fees. The consulting agreement was terminated in August 2006, pursuant to the assumption of control of the Company’s common stock voting rights by Redux Holdings, Inc.

On August 16, 2006, the Company entered into a Services Agreement with One World Science, Inc., a subsidiary of Redux, whereby One World Science would provide various services including among others, advertising, sales, compliance and customer service to Company for an amount of the fully burdened costs of the services plus up to 25% of such costs. The Company continues to lease all of its employees from One World Science.

On September 1, 2006, the Company entered into a Sublease and Occupancy Agreement with One World Science, Inc. whereby One World Science subleases to the Company approximately 9,000 square feet of office space including all necessary services for $10,000 per month. The Company continues to use this space in Brea, California to house its operations.

On February 28, 2007, Redux purchased from Naomi Balcombe and Ageless (Balcombe and Ageless are collectively, referred to herein as the “Ageless Parties”) the $1,248,234 claim the Ageless parties submitted in the Naturade bankruptcy.

Ms. Muller, a director of Naturade from August 10, 2006 to April 12, 2007, has a consulting agreement, entered into in July 2006, with Redux pursuant to which she was issued shares of Redux common stock.

Item 14. Principal Accountant Fees and Services

The Company incurred the following fees to BDO Seidman, LLP during fiscal year 2005:

Year ended December 31,
2005
Audit Fees	$111,440
Tax-related Fees (Tax return preparation)	18,585
All other Fees
Acquisition related fees	92,114

The Company incurred the following fees to Squar, Milner, Peterson, Miranda & Williamson LLP during fiscal year 2006:

Year ended December 31,
2006
Audit Fees	$210,000
Tax-related Fees (Tax return preparation)	-0-
Audit Related Fees	10,000

The Audit Committee administers the Company’s engagement of independent auditors and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of said auditors, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent auditor to perform the services. The Audit Committee has determined that performance by BDO Seidman, LLP and Squar, Milner, Peterson, Miranda & Williamson LLP of the non-audit services related to the fees on the table above did not affect their independence.

The Audit Committee has not approved any non-audit services pursuant to Paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statements

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

3.2
Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, and incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3
Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, and incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4
Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 28, 2001, and incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

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

3.9
Certificate of Designation of Series C Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, and incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.10
Certificate of Elimination of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, and incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

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

10.17
First Amendment, dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.18
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 14, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.19
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 13, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit Number	Document
10.20
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated August 16, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.21
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and David A. Weil, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.22
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and David A. Weil, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.23
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and Bill D. Stewart, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.24	First Amendment to Loan Agreement, dated August 21, 2003, between the Company and Howard Shao incorporated by reference to Exhibit 10.24 to FormSB-2 (File No. 333-127397).

10.25	Second Amendment to Loan Agreement, dated September 23, 2004, between the Company and Howard Shao incorporated by reference to Exhibit 10.25 to Form SB-2 (File No. 333-127397).

10.26
Third Amendment to Loan Agreement, dated March 25, 2005, between the Company and Howard Shao, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

10.69
Agreement, dated May 31, 2006, by and among Quincy Investments Corp., Naturade, Inc., Symbiotics, Inc. and Symco, Incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2006

10.70
Amended and Restated Promissory Note, dated May 31, 2006, by and among Quincy Investments Corp., Naturade, Inc., Symbiotics, Inc. and Symco, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2006

10.71
Agreement dated August 10, 2006, by and among Redux Holdings, Inc. and Quincy Investments Corp. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2006

10.72
Letter Agreement dated August 31, 2006 between Laurus Master Fund, LLC and Redux Holdings, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q for the Quarterly Period ended September 20, 2006.

10.73
Treatment Letter dated August 31, 2006 from Redux Holdings, Inc. to Laurus Master Fund, LLC. incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on From 10-Q for the Quarterly Period ended September 20, 2006.

**10.74
Services Agreement between One World Science, Inc. , a wholly owned subsidiary of Redux Holdings, Inc. and the Company dated August 16, 2006, requiring One World Science, Inc. to provide services to the Company, including, but not limited to, Manufacturing and Packing Coordination Services; Warehouse, Inventory Management and Distribution Services; Advertising Services; Customer Support Services; Sales Services; and Management, Financial and Legal Services.

**10.75
Letter Agreement Dated November 16, 2006 between Laurus Master Fund, LLC and Redux Holdings, Inc. to waive Default and Fees owed by the Company and for Redux Holding, Inc to acquire all of Laurus Master Fund, LLC’s Company Common Stock and Warrants for shares of Redux Holdings, Inc. Common Stock.

**10.76
Sublease and Occupancy Agreement dated September 1, 2006 between One World Science, Inc. , a wholly owned subsidiary of Redux Holdings, Inc. and the Company leasing the office space at 601 Valencia Avenue, Suite 100, Brea, California 92823 on a month to month basis.

**10.77
Letter Agreement Dated November 16, 2006 between Liberty Company Financial, LLC and Redux Holdings, Inc. whereby Liberty will transfer all its Company stock and warrants for Shares of Redux Holdings, Inc. Common Stock.

**10.78
Global Settlement Agreement dated February 14, 2007 between the Company, Redux Holdings, Inc., the Official Committee of Unsecured Creditors appointed in the Creditors Chapter 11 Case, Health Holdings & Botanicals, LLC and Doyle & Boissiere LLC settling claims of secured and unsecured creditors in the Company’s Chapter 11 Bankruptcy

**10.79
Stipulation between Debtor and Window Rock Enterprises, Inc. Re Resolution of Objections to Confirmation of Debtors Fourth Amended Chapter 11 Plan of Reorganization and Order thereon Dated February 28, 2007 resolving all disputed claims between the Company and Window Rock Enterprises, Inc.

**10.80	Signature page for Stipulation of Debtor and Window Rock Enterprises set forth in Exhibit 10.80

**10.81	Assignment of Claim Agreement, Dated February 28, 2007 by Ageless Foundation, Inc. and Naomi Balcombe, to Redux Holdings, Inc.

14.1	Code of Financial Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

**14.2	Charter of Audit Committee adopted by the Company Board of Directors on March 23, 2007.

**14.3	Charter of Compensation and Governance Committee adopted by the Company Board of Directors on March 23, 2007.

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * Management contracts or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURADE, INC.

Date: April 16, 2007	/s/ Richard Munro
Richard Munro, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ Richard L. Munro	Director and Chief Executive Officer	April 16, 2007
Richard Munro	(Principal Executive Officer)

/s/ Dee S. Kelly	Chief Financial Officer	April 16, 2007
Dee S. Kelly	(Principal Accounting Officer)

/s/ Adam M. Michelin	Director, Chairman of the Board	April 16, 2007
Adam Michelin

/s/ Stephen L. Scott	Director	April 16, 2007
Stephen L. Scott	[Chairman of the Audit Committee]

/s/ Gary C. Cannon	Director and Secretary	April 16, 2007
Gary C. Cannon

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Naturade, Inc
Brea, California

We have audited the accompanying balance sheet of Naturade, Inc. (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, net working capital deficit and stockholders’ capital deficiency, and Chapter 11 bankruptcy filing raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
March 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Naturade, Inc
Brea, California

We have audited the accompanying balance sheet of Naturade, Inc. (the “Company”) as of December 31, 2005 and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the periods ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Seidman, LLP

Los Angeles, California
March 31, 2006

NATURADE, INC.
(DEBTOR IN POSSESSION)
Balance Sheets
As of December 31, 2006 and December 31, 2005

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$80,713	$95,398
Accounts receivable, net	838,381	2,162,230
Inventories, net	258,981	896,173
Prepaid expenses and other current assets	56,101	229,394
Total current assets	1,234,176	3,383,195
Property and equipment, net	51,547	137,203
Goodwill	-	2,653,572
Customer lists, trademarks and formulations, net	419,266	2,311,111
Deferred financing fees, net	1,239,900	3,461,943
Other assets	3,664	42,002
Total assets	$2,948,553	$11,989,026
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$777,307	$2,904,019
Accrued expenses	499,428	779,234
Current portion of notes payable to related parties	-	1,250,000
Revolving credit	1,276,570	2,719,404
Current portion of long-term debt	409,095	2,323,079
Total current liabilities	2,962,400	9,975,736
Long-term debt, less current maturities	2,015,905	1,388,897
Warrant derivative liability (27,869,118 Shares)	-	1,855,181
Total liabilities not subject to compromise	4,978,305	13,219,814
Liabilities subject to compromise (Note 1)	9,344,422	-
Total Liabilities	14,322,727	13,219,814
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $3,910,000 at December 31, 2006 and $1,150,000 at December 31, 2005; par value $0.0001 per share: authorized, 50,000,000 shares; issued and outstanding, 21,000,000 shares at December 31, 2006 and December 31, 2005 ($21,000,000 redemption value)	5,590,000	2,830,000
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 43,332,733 at December 31, 2006 and 39,651,964 at December 31, 2005	4,334	3,965
Non-voting common stock, par value $0.0001 per share; authorized, 2,000,000 shares; issued and outstanding, 117,284 at December 31, 2006 and 2005	12	12
Additional paid-in capital	22,990,945	21,883,842
Accumulated deficit	(39,959,465)	(25,948,607)
Total stockholders’ deficit	(16,964,174)	(4,060,788)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$2,948,553	$11,989,026

See accompanying notes to financial statements.

NATURADE, INC.
(DEBTOR IN POSSESSION)
Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Net sales	$9,432,019	$12,756,086	$14,141,481
Cost of sales	6,116,152	6,505,437	7,802,802
Gross profit	3,315,867	6,250,649	6,338,679
Costs and expenses:
Selling, general and administrative expenses	7,542,707	7,966,179	7,149,935
Impairment of goodwill	2,694,357	—	—
Impairment of customer lists	1,049,336	—	—
Reorganization expense - professional fees	410,306	—	—
Depreciation	56,723	63,987	66,995
Amortization	835,681	392,579	—
Total operating costs and expenses	12,589,110	8,422,745	7,216,930
Operating loss	(9,273,243)	(2,172,096)	(878,251)
Other expense (income):
Gain on sale of brand	—	—	(1,055,647)
Gain on expiration of warrant	—	—	(500,000)
Change in derivative warrant liability	(1,285,797)	—	—
Loss on sale of assets	59,257	—	—
Other expense (income)	12,200	5,785	2,857
Total other expense ( income)	(1,214,340)	5,785	(1,552,790)
Interest expense:
Interest	726,756	499,908	305,265
Amortization of deferred financing fees	2,464,399	1,069,666	—
Total interest expense	3,191,155	1,569,574	305,265
Income (loss) before provision for income taxes	(11,250,058)	(3,747,455)	369,274
Provision for income taxes	800	800	800
Net income (loss)	$(11,250,858)	$(3,748,255)	$368,474
Less:
Preferred stock dividends-Series B	$—	$(157,318)	$(252,670)
Deemed dividend-Series B	—	1,109,127	(285,714)
Deemed dividend-Series C	(2,760,000)	(1,150,000)	—
Net loss attributable to common shareholders	$(14,010,858)	$(3,946,446)	$(169,910)
Basic and diluted net loss per share	$(0.33)	$(0.09)	$(0.00)
Weighted Average Number of Shares used in Computation of Basic and Diluted Net Loss per share	42,619,350	41,968,360	44,651,170

See accompanying notes to financial statements.

NATURADE, INC.
(DEBTOR IN POSSESSION)
Statements of Stockholders’ Deficit for the Years Ended December 31, 2006, 2005 and 2004

	Common		Common (Non-Voting)		Additional Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
BALANCE, DECEMBER 31, 2003	44,533,886	$4,453	117,284	$12	$18,987,458	($21,853,561)	($2,861,638)
Preferred stock dividends						(252,670)	(252,670)
Accretion of preferred stock						(285,714)	(285,714)
Net income for the year						368,474	368,474
BALANCE, DECEMBER 31, 2004	44,533,886	4,453	117,284	12	18,987,458	(22,023,471)	(3,031,548)
Recapitalization (Note 5)
Conversion of common stock to Series C Preferred Stock	(41,054,267)	(4,105)			(1,103,855)	—	(1,107,960)
Conversion of Series B Preferred Stock Series C Preferred Stock	30,972,345					1,297,104	1,297,104
Issuance of common stock		3,097			2,574,651		2,577,748
Stock issued to acquire companies (Note 8)
Stock issued to sellers	4,800,000	480			1,325,628		1,326,108
Stock issued to settle consulting agreement	400,000	40			99,960		100,000
Preferred stock dividends-Series B						(157,318)	(157,318)
Accretion of preferred stock-Series B						(166,667)	(166,667)
Accretion of preferred stock-Series C						(1,150,000)	(1,150,000)
Net loss for the year						(3,748,255)	(3,748,255)
BALANCE, DECEMBER 31, 2005	39,651,964	3,965	117,284	12	21,883,842	(25,948,607)	(4,060,788)
Cancellation of warrant derivative liability					569,384	—	569,384
Stock based compensation					97,510		97,510
Stock issued to settle consulting agreement	1,130,769	114			112,964		113,078
Stock issued to restructure debt agreement	2,550,000	255			327,245		327,500
Accretion of preferred stock-Series C						(2,760,000)	(2,760,000)
Net loss for the year						(11,250,858)	(11,250,858)
BALANCE, DECEMBER 31, 2006	43,332,733	$4,334	117,284	$12	$22,990,945	($39,959,465)	($16,964,174)

See accompanying notes to financial statements.

NATURADE, INC.
(DEBTOR IN POSSESSION)
Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$(11,250,858)	$(3,748,255)	$368,474
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	892,404	456,566	66,995
Change in warrant liability	(1,285,797)	—	—
Amortization of loan discounts and deferred financing fees	2,464,399	1,069,666	—
Loss on retirement of property and equipment	59,257	—	—
Provision for excess and obsolete inventories	476,738	140,975	59,197
Issuance of common stock for consulting	113,077	—	—
Stock based compensation	97,510	—	—
Impairment of goodwill	2,694,357	—	—
Impairment of customer lists	1,049,336	—	—
Gain on expiration of warrant	—	—	(500,000)
Gain on sale of brand	—	—	(1,055,647)
Changes in operating assets and liabilities:
Accounts receivable	1,323,849	324,921	171,963
Inventories	160,454	926,546	(614,284)
Prepaid expenses and other current assets	173,293	35,726	(115,307)
Other assets	(2,188)	—	300
Accounts payable and accrued expenses	3,682,317	(215,274)	394,366
Net cash provided by (used in) operating activities	648,148	(1,009,129)	(1,223,943)
Cash flows from investing activities:
Purchase of property and equipment	(23,226)	(6,300)	—
Acquisitions	—	(558,695)	—
Proceeds from sale of brand	—	—	1,228,420
Net cash provided by (used in) investing activities	(23,226)	(564,995)	1,228,420
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	—	(1,875,899)	(355,881)
Net borrowings (repayments) under the revolving credit line	(1,189,526)	2,719,404	—
Proceeds from issuance of debt to related parties	483,000	300,000	500,000
Payments of long-term debt	(47,000)	(130,517)	(82,125)
Deferred financing fees	(34,856)	(554,039)	—
Net Proceeds (repayment) from term loan	148,775	1,000,000	—
Net cash provided by (used in) financing activities	(639,607)	1,458,949	61,994
Net increase (decrease) in cash and cash equivalents	(14,685)	(115,175)	66,471
Cash and cash equivalents, beginning of period	95,398	210,573	144,102
Cash and cash equivalents, end of period	$80,713	$95,398	$210,573
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$303,991	$262,008	$177,876
Income taxes	$800	$800	$800
Non-cash financing transactions:
Preferred stock dividend accrued- Series B	$—	$157,318	$252,670
Deemed dividend -Series B	$—	$(1,109,127)	$285,714
Deemed dividend -Series C	$2,760,000	$1,150,000	$—
Write off of warrant liability	$569,384	$—	$—
Stock issued in settlement of debt	$120,000	$—	$—
Acquired business non-cash consideration (note 8):
Fair value of common stock issued	$—	$3,903,896	$—
Fair value of preferred stock	$—	$336,000	$—
Notes payable	$—	$2,724,539	$—

See accompanying notes to financial statements.

NATURADE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Basis of Presentation- The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company has filed for Reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to show or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may allowed for claims or contingencies, or the status of priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

On September 25, 2006, the Company’s Common Stock was de-listed from the Over-the-Counter Bulletin Board and now trades on the “Pink Sheets.” The Company intends on filing a 15c 2-11 statement with NASD in Spring 2007 to try to regain listing on the over-the-counter Bulletin Board.

Chapter 11 Bankruptcy Proceedings - On August 31, 2006 (the “ Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Bankruptcy”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). Since the Petition Date, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. A copy of the Company’s Plan of Reorganization may be accessed at www.winthropcouchot.com/client_files.php under client documents - Naturade.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Bankruptcy such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Bankruptcy. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Bankruptcy have been segregated and classified as liabilities subject to compromise in the December 31, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Bankruptcy for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The Company has an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, are classified as liabilities subject to compromise in the December 31, 2006 balance sheet. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Bankruptcy as reorganization items in its statement of operations for the year ended December 31, 2006. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code.

On September 25, 2006, The Company's common stock was de-listed from the over-the-counter Bulletin Board and now trades on the "Pink Sheets." The Company intends on filing a 15c 2-11 statement with NASD in Spring 2007 to try to regain listing on the over-the-counter Bulletin Board.

Since September 2006, the Company has sought consensual agreement with its secured lender, other secured parties and the committee of unsecured creditors. The parties reached consensual agreement on the Company’s Fifth Amended Plan of Reorganization (the “Plan”) which was heard in Bankruptcy Court on February 28 2007 and approved. The Company expects its Plan to become effective in April 2007 (the “Effective Date”), based upon representations the Company has received from Redux Holdings Inc. (“Redux”), the Company’s controlling shareholder, who has agreed to provide the funding required under its Plan. A copy of the Company’s Plan of Reorganization may be accessed at www.winthropcouchot.com/client_files.php under client documents - Naturade.

The Company’s plan of reorganization under Chapter 11 was approved on February 28, 2007, by the United States Bankruptcy Court, Central District of California, Santa Ana Division (Case No. SA 06-11493 RK). The reorganization plan received virtually unanimous support from the Company’s creditors and shareholders, as well as strong support from the Company’s lenders and the Company’s Unsecured Creditors Committee. The Company expects to emerge from Chapter 11 before the end of April 2007 and will remain a fully reporting publicly traded company.

The Company’s reorganization plan provides for a recapitalization of the Company with the Company’s controlling shareholder, Redux Holdings, Inc. (RDXH.PK) providing a substantial cash infusion to meet the Company’s future working capital needs. In addition to a comprehensive debt restructuring, the reorganization plan features an equity allocation and the plan allows for the retention of an equity interest by existing shareholders in the company.

The Company’s reorganization plan as approved by the court is expected to become effective in April 2007. On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of restricted common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

Going Concern - The Company is currently operating under Chapter 11 of the U.S. Bankruptcy Code and continuation as a going concern is contingent upon, among other things, the Company’s ability to (i) obtain confirmation of a plan of reorganization under the U.S. Bankruptcy Code; (ii) return to profitability; (iii) generate sufficient cash flows from operations; and (v) obtain financing sources to meet the Company’s future obligations. These matters create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the financial statements, which do no give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 bankruptcy. The Company’s continuation as a going concern will depend on refinancing from Redux pursuant to the approved Plan of Reorganization, continuing tight management of cash and profitable operations and continuing to obtain favorable credit terms from vendors. Management expects that vendors will begin to extend further credit after the Company emerges from bankruptcy with refinancing, and that the company will return to normal levels of customer order fill rates in the second quarter 2007 and be profitable with a lower overhead structure. Additionally, Company management has taken cost containment measures to reduce operating costs including reduction of monthly facility lease expense from approximately $540,000 per year to approximately $120,000 per year, and reduction in staffing resulting in an annual cost reduction of more than $1,000,000. The Company’s court approved plan of reorganization, expected to become effective in April 2007, provides for a recapitalization of the Company with the Company’s controlling shareholder, Redux Holdings, Inc. (RDXH.PK) providing a substantial cash infusion to meet the Company’s future working capital needs and allow the Company’s continuation as a going concern.

As of December 31, 2005 and for fiscal years 2005 and 2004, the accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2005, the Company has an accumulated deficit of $25,948,607, a net working capital of $6,592,541, a stockholders' capital deficiency of $4,060,779 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations.

Change in Control - On August 10, 2006, Quincy Investments Corp. (“Quincy”), the principal shareholder of the Company, subsequent to executing a Letter of Intent of July 26, 2006 with Redux to transfer to Redux, Quincy’s controlling interest in Naturade, as reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, entered into the Quincy Transfer Agreement (“the Definitive Agreement”) pursuant to which:

•	Quincy transferred 28 million shares of the Company’s common stock ,4.2 million shares of Series C Convertible Preferred Stock (“Series C”) and 14 million warrants to purchase common stock to Redux;

•	Redux agreed to make cash contributions up to $500,000, at its sole discretion, to the Company;

•	Redux and Quincy agreed to attempt to complete a Definitive Agreement by August 31, 2006.

•	Quincy withheld 3,372,345 shares of Common in violation of the Quincy Transfer Agreement.

Before the transactions described above, Quincy owned 31,372,345 shares of the Company’s common stock, or 72.4% of the voting power of the Company’s common stock. Quincy also owned 4.2 million shares of Series C. which when added to Quincy’s common stock holdings, represented 55.3% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C are entitled to vote along with the holders of the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Quincy had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of Health Holdings and Botanicals, LLC holders of 12,600,000 shares of Series C who have the right to elect one director and to approve certain transactions.

The Definitive Agreement contemplated under the Letter of Intent was not been entered into and the Letter of Intent by its terms has expired. Although Quincy has threatened litigation against Redux related to the absence of a Definitive Agreement no lawsuit has been commenced. In contrast, the Company has initiated a lawsuit against Quincy and Peter Pocklington. See Note 12, Legal Proceedings.

On August 31, 2006 Laurus entered into an agreement with Redux, the principal shareholder of the Company, (the “Redux Agreement”) pursuant to which:

•	Laurus Master Fund, Ltd. (“Laurus”) transferred 1,050,000 shares of the Company’s common stock to Redux;

•	Laurus transferred warrants to purchase 1,500,000 shares of the Company’s common stock at $0.80 per share to Redux which were cancelled upon transfer;

•	Laurus transferred an option to purchase 8,721,375 shares of the Company’s common stock at $0.001 per share to Redux (“Laurus Options”); and

•	Redux issued 574,787 shares of Redux common stock to Laurus, subject to certain provisions for anti-dilution and piggy back registration rights.

On November 16, 2006, Redux acquired 500,000 shares of the Company’s common stock and warrants to purchase 3,647,743 shares of common stock from Liberty Company Financial, LLC (“Liberty”) and in exchange issued to Liberty 28,116 shares of Redux common stock.

On April 13, 2007, Redux issued Laurus a cashless warrant to purchase up to 700,000 shares of Redux common stock, in consideration of Laurus waving all default interest of the Company’s accrued default interest and fees.

As a result of the transactions described above, Redux controls voting rights of 29,550,000 shares of the Company’s common stock and 4,200,000 shares of Series C, or 68.2% of the voting power of the Company’s common stock, 20.0% of the voting power of the Series C, and 52.5% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C are entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Redux has the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above. If the Laurus Options are included, these percentages increase.

On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

Liabilities Subject to Compromise - Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These estimated claims are reflected in the December 31, 2006 Balance Sheet as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

The Company has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including approval to pay payroll and other business related expenses of ongoing employees in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of December 31, 2006.

The liabilities subject to compromise consisted of the following items:

December 31, 2006
Accounts payable	$5,155,049
Notes payable for acquisitions	2,663,206
Accrued Interest	695,343
Notes payable to related parties	658,381
Accrued commissions	172,443
Total liabilities subject to compromise	$9,344,422

Reorganization Items - Reorganization items are presented separately in the Statement of Operations and represent items of expense that are realized or incurred by the Company because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

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

Concentration of Credit Risk - Financial instruments that subject Naturade to concentration of credit risk consist primarily of cash and accounts receivable. The Company has historically had sales to four major customers in excess of 10% of the Company’s total net sales, however the Company does not consider this a significant risk based on the strong financial resources of these well established companies. Credit risk with respect to the remaining trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s remaining customer base and their geographic dispersion. Naturade performs ongoing credit evaluations of its customers and maintains an allowance for estimated credit losses. The Company maintains cash balances with financial institutions that are in excess of federally insured limits.

Fair Value of Financial Instruments - The Company’s balance sheets include the following financial instruments: cash and cash equivalents, trade accounts receivable, trade accounts payable, warrant liabilities and long-term debt. The Company considers the carrying amounts in the financial statements to approximate fair value of these financial instruments due to the relatively short period of time between the origination of the instruments and their expected realization or the interest rates which approximate current market rates.

Accounts Receivable -Accounts receivable is stated net of applicable reserves for returns and allowances, promotional allowances and doubtful accounts. The Company regularly reviews and monitors individual account receivable balances to determine if the reserve amounts are appropriate and provides for an allowance for uncollectible accounts by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors. Accounts receivable are presented net of an allowance for doubtful accounts of $46,225 at December 31, 2006 and $9,740 at December 31, 2005, and net of an allowance for returns and allowances of $736,985 and $313,869 at December 31, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts and returns and allowances includes the following:

Balance as of December 31, 2003	$695,685
Provision for doubtful accounts and returns and allowances	745,660
Deductions	(1,109,306)
Balance as of December 31, 2004	332,039
Provision for doubtful accounts and returns and allowances	821,354
Deductions	(829,784)
Balance as of December 31, 2005	323,609
Provision for doubtful accounts and returns and allowances	1,694,379
Deductions	(1,234,778)
Balance as of December 31, 2006	$783,210

Inventories - Inventories are valued at the lower of cost or market. The weighted average method is used to determine cost. The reserve for excess and obsolete inventories includes the following:

Balance as of December 31, 2003	$77,251
Provision for excess and obsolete inventory	59,197
Write-offs	(55,137)
Balance as of December 31, 2004	81,311
Provision for excess and obsolete inventory	140,975
Write-offs	(38,632)
Balance as of December 31, 2005	183,654
Provision for excess and obsolete inventory	476,738
Write-offs	(578,746)
Balance as of December 31, 2006	$81,646

Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the related assets ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets, Including Goodwill. The Company accounts for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company uses a discounted cash flow projection as its primary method for determining the fair value of the reporting unit or Company for impairment evaluation.

Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition - Sales are recognized upon shipment and passage of title. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is fixed and determinable, and collection is reasonably assured. The Company accrues for estimated returns at the time of sale. The Company accounts for certain promotional allowances such as consumer coupons and rebates, $3,802, $14,345 and $20,800 in 2006, 2005 and 2004, respectively, and customer slotting fees of $198,590, $234,700 and $83,000 in 2006, 2005 and 2004, respectively, as a reduction of sales and new store opening costs of $10,998, $38,687and $38,700 in 2006, 2005 and 2004, respectively, are recorded as cost of goods sold in the period incurred in accordance with Emerging Issues Task Force (“EITF”) issue No. 01-09.

Net Income (Loss) Per Share - Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially dilutive securities, representing convertible preferred stock, warrants and options to purchase 59,637,618, 64,622,618, and 2,231,000 shares of common stock for the years ended December 31, 2006, 2005 and 2004, respectively are excluded in EPS as their effect would be anti-dilutive.

Research and Development - Research and development costs are expensed when incurred and amounted to $48,028, $223,443 and $274,057 for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising and Promotion - The Company complies with EITF issue No. 01-9, whereby certain payments to customers are presented as a reduction of sales. These payments amounted to $1,462,246, $1,410,477 and $1,745,903 for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising - The Company expenses the cost of advertising as incurred. Advertising expenses amounted to $188,857, $855,213, and $346,372 for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Rent - Deferred rent totaling $35,084 at December 31, 2005, is included in accrued expenses. Deferred rent represents rental expense (recorded on a straight-line basis) in excess of actual rental payments to date. The Company had no deferred rent as of December 31, 2006.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2006.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords, and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

Major Customers - During the fiscal years ended December 31, 2006, 2005 and 2004, the Company had sales to four customers in excess of 10% of the Company’s total net sales as shown in the following table.

Major Customers Table

	Customer One		Customer Two		Customer Three		Customer Four
	Sales	Accounts Receivable Balance Year-end	Sales	Accounts Receivable Balance Year-end	Sales	Accounts Receivable Balance Year-end	Sales	Accounts Receivable Balance Year-end
December 31, 2006	$2,435,842	$315,195	$1,733,290	$291,426	$1,091,516	$65,060	$-0-	$-0-
December 31, 2005	$2,597,668	$343,100	$2,358,038	$325,011	$1,220,085	$182,858	$-0-	$-0-
December 31, 2004	$3,231,200	$722,295	$2,603,800	$174,538	$1,795,500	$81,628	$279,100	$227,001

The loss of any one of these customers could have a material adverse effect on the Company’s results of operations. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

Sale of Brand - During 2004, the Company sold all of the assets related to its aloe vera based product lines in an all cash transaction. The sale included two product lines sold primarily through health food stores and natural food supermarkets including aloe vera gel concentrate drinks and Aloe Vera 80® brand topical products. The transaction was completed on November 2, 2004 for a purchase price of approximately $1,285,787 and included all inventory and tangible and intangible personal property related to these two brands and resulted in a gain of $1,055,647. The proceeds on the sale were used to reduce borrowings under the Credit Agreement between the Company and Wells Fargo Business Credit, Inc.

Accounting for Stock-Based Compensation - SFAS 123, “Accounting for Stock-Based Compensation,” requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. Prior to the adoption of SFAS 123 for the year ended December 31, 2006, the Company had chosen, under the provisions of SFAS 123, to account for employee stock-based transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Pursuant to SFAS 123, the Company had elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Had the compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss and loss per share would have been the pro forma amounts presented below:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income (loss): As reported	$(3,748,255)	$368,474
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(91,312)	(5,704)
Pro forma	$(3,839,567)	$362,770
Basic and diluted net income (loss) per share:
As reported	$(0.09)	$0.00
Pro forma	$(0.10)	$0.00

The fair value for each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Weighted average risk-free interest rate	4.41 to 5.21%	4.41 to 5.21%
Expected life of an option	5 years	5 years
Expected stock volatility	76%	76%

Effective January 1, 2006, the Company began recording compensation expense associated with stock options for employees in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. The Company has adopted the modified prospective transition method provided under SFAS 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the year ended December 31, 2006 includes expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

As a result of the adoption of SFAS 123R, the Company’s net loss for the year ended December 31, 2006 includes $97,510 of compensation expense related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. As the Company is currently in a tax loss carryover position, no tax benefits were recorded for the compensation expense under SFAS 123R.

Recently Issued Accounting Standards -FASB Statement No. 157, Fair Value Measurements, has been issued by the Financial Accounting Standards Board (“FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

The FASB has issued FASB Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

On July 13, 2006, FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

2.  INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 2006 and December 31, 2005 consisted of the following:

	December 31, 2006	December 31, 2005
Raw materials	$49,879	$235,885
Finished goods	290,748	843,942
Subtotal	340,627	1,079,827
Less: Reserve for excess and obsolete inventories	(81,646)	(183,654)
	$258,981	$896,173

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and December 31, 2005 consisted of the following:

	December 31, 2006	December 31, 2005
Machinery and equipment	$517,477	$583,485
Building and improvements	—	160,196
Automobiles	83,980	83,980
Total	601,457	827,661
Less accumulated depreciation and amortization	(549,910)	(690,458)
Property and equipment, net	$51,547	$137,203

Depreciation expenses amounted to $56,723, $63,987 and $66,995 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

4.  DEBT

Long-term debt consists of the following at December 31, 2006 and 2005.

	December 31, 2006	December 31, 2005
Revolving note	$1,276,570	$2,719,404
Investor notes with majority shareholder and other investors	—	92,345
Seller notes	—	2,710,540
Term loan	1,350,000	909,091
Loan agreement with shareholder	1,075,000	1,250,000
Total	3,701,570	7,681,380
Less revolving note and current portion of long-term debt	(1,685,665)	(6,292,483)
Long-term debt	$2,015,905	$1,388,897

Future minimum principal payments under long-term debt as of December 31, 2006 are as follows:

Year Ending December 31
2007	$1,685,665
2008	545,460
2009	669,985
2010	329,448
2011 and thereafter	471,012
Total	$3,701,570

Financing Agreement - In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus, consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, The Company issued to Laurus an option to purchase up to 8,721,375 shares of the Company’s common stock at $0.0001 per share and a warrant to purchase up to 1,500,000 shares of the Company’s common stock at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminated the conversion features on the facility. The Company issued Laurus 1,050,000 shares of the Company’s common stock in consideration for this amendment.

Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility has a term of three years ending on July 26, 2008. As part of the Chapter 11 restructuring, Laurus has agreed to extend the period for the repayment for the Term Loan to be repaid in equal monthly installments beginning the first day of the first full month following the Effective Date of the Plan through and including January 2010. The financing facility carries an interest rate of prime plus 2% per annum (10.25% at December 31, 2006), subject to certain reductions based upon growth of the Company’s stock price.

The Company is subject to certain reporting covenants (such as the timely filing of financial reports with the Securities and Exchange Commission, monthly financial reporting deadlines and collateral reporting), is required to obtain Laurus’ approval of certain actions (such as incurring additional indebtedness, making any distribution on or repurchasing any common stock or merging with or purchasing any assets of stock of any person) and has granted Laurus a right of first refusal with respect to certain future financings. The Company is in compliance with all covenants at December 31, 2006.

The loans are secured by all of the assets of the Company. The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy, and a former director of the Company.

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

The value of the warrants and options issued to Laurus, using Black Scholes, equaling $786,036 and composed of the value of the Laurus Option $694,106 and the Laurus Warrant $91,930 was classified as a discount and is amortized as interest expense over 36 months using the interest method. Based on assessment of the terms of this exchange, the Company determined that there is no beneficial conversion feature of this exchange.

The value of the warrant issue to Liberty of $223,555 using the Black Scholes valuation model was capitalized as deferred finance fee and is amortized over 36 months using the interest method.

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

The value of the shares issued to Laurus in consideration for the debt modification plus the remaining unamortized deferred financing fees are being amortized over the renewed term of the Financing Agreement.

On August 31, 2006, pursuant to the Company’s filing under Chapter 11 of the US Bankruptcy Code, Laurus and Redux agreed to cause the Company to do the following:

•
Laurus’ claim in the amount of $2,900,000 will be treated as fully secured and the liens granted Laurus pursuant to the Security and Purchase Agreement dated July 26, 2005 between Laurus and the Company (the “Financing Agreement”) will remain without modification.

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

•
Laurus will support the treatment of Laurus’ claims pursuant to Naturade’s Plan, and will cast a vote in favor of the confirmation of such Plan, provided that the treatment of Laurus’ claims pursuant to the Plan is materially the same as that set forth herein.

At December 31, 2006, $569,007 was outstanding under the revolving facility as pre-petition debt, $707,563 was outstanding under the revolving facility as post petition debt, and $1,350,000 was outstanding under the term loan as pre-petition debt. These loans are fully secured and the pre-petition amounts are not included in the liabilities subject to compromise.

Loan Agreements with Shareholder and Other Investors -On April 14, 2003, the Company entered into a Loan Agreement (the “2003 Loan Agreement”) with Health Holdings and certain other lenders (the “2003 Lender Group”), pursuant to which the 2003 Lender Group agreed to lend the Company $450,000 and, subject to the discretion of the 2003 Lender Group, up to an additional $300,000. All advances under the 2003 Loan Agreement bear interest at the rate of 15% per annum, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Laurus. In consideration of the extension of credit under the 2003 Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2003 under the Credit Agreement.

On April 14, 2004, the terms of the 2003 Loan Agreement were modified by the Joinder of Bill D. Stewart, the then Chief Executive Officer of the Company, as a member of the 2003 Lender Group, subject to all of the terms and conditions of the 2003 Loan Agreement, and the 2003 Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the 2003 Lender Group advanced the Company an additional $100,000. On August 16, 2004, advances allowed under the 2003 Loan Agreement were increased to a total of $950,000 and the 2003 Lender Group advanced an additional $200,000 to the Company. In July 2005, advances allowed under the 2003 Loan Agreement were increased to a total of $1,250,000 and the 2003 Lender Group advanced an additional $300,000 to the Company. There are no additional amounts available to advance under the 2003 Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the 2003 Loan Agreement were modified to extend the due date to December 31, 2005. On July 22, 2005, pursuant to the acquisitions of Ageless and Symco, the terms of the 2003 Loan Agreement were again modified to extend the due date to December 31, 2006. On August 31, 2006 these loans became claims pursuant to the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2006, there is $1,250,000 outstanding under the 2003 Loan Agreement of which $1,075,000 will be treated as fully secured and is included in Long Term Debt. Interest on the $1,075,000 of 10% will accrue beginning the Effective Date of the Company’s Chapter 11 filing, to be paid monthly with monthly principal payments to begin two years from the Effective Date. The remaining $175,000 is included in Liabilities Subject to Compromise.

In April 2006, The Company’s then principal shareholder, Quincy, loaned the Company $350,000. This loan is payable on demand and does not carry a stated interest charge. At December 31, 2006, $350,000 was outstanding on this unsecured loan and is accordingly included in Liabilities Subject to Compromise. There is no written agreement for this loan between Quincy and the Company.

5.  RECAPITALIZATION

In January 2005, Naturade was introduced to Quincy by a public relations firm retained by both Quincy and Naturade. Before this introduction, Naturade did not have any relationship with Quincy. Quincy, in turn, introduced Naturade to Ageless and to Symco and Symbiotics. Symco and Symbiotics were related companies under common control. Before this introduction, Naturade did not have any relationship with Ageless, Symco or Symbiotics.

On July 22, 2005, the Company entered into a Master Investment Agreement (the “Master Investment Agreement”), with Quincy, Health Holdings, Westgate, Stewart and Weil, pursuant to which:

•	Quincy negotiated, and arranged the financing for, the acquisition by Naturade of selected assets of Ageless, Symco and Symbiotics;

•	Quincy remained a co-obligor on, and a principal of Quincy personally guaranteed, the payment of a portion of the purchase price of each such acquisition;

•
Naturade issued to Quincy (i) 30,972,345 shares of Common Stock, (ii) warrants to purchase 7,000,000 shares of the Company’s common stock at $0.80 per share and additional 7,000,000 shares of the Company’s common stock at $1.02 per share, during the period from July 22, 2006 to July 22, 2015 (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C, all in consideration of Quincy negotiating, and arranging the financing for the Company’s acquisition of the selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction;

•
Health Holdings surrendered the 41,054,267 shares of the Company’s common stock held by it in exchange for (i) 12,600,000 shares of Series C and (ii) a warrant to purchase 10,000,000 shares of the Company’s common stock at $1.00 per share, during the period from July 22, 2006 to July 22, 2015 (the “HHB Warrant”);

•	Westgate surrendered the 13,540,723 shares of Series B held by it, including any accrued and unpaid dividends, in exchange for 4,200,000 shares of Series C;

•
Health Holdings, Stewart and Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2006 to December 31, 2006;

•
Naturade granted to Health Holdings, Westgate and Quincy certain registration rights with respect to the common stock issuable upon conversion of the Series C or exercise of the HHB Warrant or the Quincy Warrants (see “Business - Registration Rights”); and

•	Quincy would grant to Health Holdings and Westgate certain co-sale rights described below.

The holders of the Series C voting as a separate class are entitled to elect one member of our Board of Directors. In addition, in matters presented for a vote of stockholders, including the election of other directors, the holders of the Series C vote together with the holders of Common stock as a single class, with a number of votes equal to the number of shares of common stock into which the Series C may then be converted. Under Delaware law, the holders of common stock and Series C vote as a separate class on any amendment to our Certificate of Incorporation which would (i) increase or decrease the aggregate number of authorized shares of such class, (ii) increase or decrease the par value of the shares of such class, or (iii) alter or change the powers, preferences or special rights of the shares of such class so as to affect them adversely.

In addition, Health Holdings is entitled to receive notice of, and to have a representative attend, all meetings of the Company’s Board of Directors, so long as Health Holdings owns any Series C.

On a liquidation or sale of Naturade, the holders of Series C would be entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends. This preferential payment would reduce the amount available for distribution to the holders of the Company’s common stock.

For each fiscal year, the holders of Series C would be entitled to receive a cash dividend equal to 20% of the amount, if any, by which the Company’s pre-tax profits for such year exceed $10 million, which dividend would be distributed within 120 days of the end of such fiscal year. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of our business or distributions to the holders of the Company’s common stock

Naturade has the right to require the conversion of all shares of Series C into the Company’s common stock at any time within ten days following a period of 20 consecutive trading days for which the closing bid price of the Company’s common stock equals or exceeds $1.50 per share (as adjusted).

On December 31, 2012, Naturade is required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company is then legally able to do so. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of its business or distributions to the holders of its.

The issuance of the shares of the Company’s common stock under the Master Investment Agreement and the shares of pursuant to the HHB Warrant and Quincy Warrants could cause substantial dilution to the other holders of the Company’s common stock, and the potential issuance of all such shares of the Company’s common stock could adversely affect the market price of the Company’s common stock and impair Naturade’s ability to raise capital through the sale of the Company’s common stock.

In the event Quincy desired to sell any shares of the Company’s common stock received pursuant to the Master Investment Agreement, other than a sale in the public market at fair market value (as defined in the Master Investment Agreement), Health Holdings and Westgate had the right to sell to the proposed transferee a pro rata portion of the Company’s common stock on the same terms and conditions.

Before the transactions contemplated by the Master Investment Agreement:

•
Health Holdings beneficially owned 68.8% of the Company’s common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities). In addition, William B. Doyle, Jr. and Lionel P. Boissiere, each of whom was, until August 10, 2005, a director of Naturade, were each a principal and a managing member of Doyle & Boissiere Fund I, LLC, a controlling shareholder of Health Holdings.

•
Westgate beneficially owned 22.7% of the Company’s common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities). In addition, Jay W. Brown and Robert V. Vitale, each of whom was, until August 10, 2005, a director of Naturade, were each a principal with Westgate Group, LLC, the general partner of Westgate.

•	Bill D. Stewart was the Chairman of the Board and the Chief Executive Officer of Naturade, and David A. Weil was, until August 10, 2005, a director of Naturade.

•	Naturade was indebted to Health Holdings, Stewart and Weil in the amount of $1,075,000, $100,000, and $75,000, respectively, under the Loan Agreement dated April 23, 2003.

•	The public stockholders beneficially owned 6.0% of the Company’s common stock (assuming the exercise of all options and warrants and the conversion of all convertible securities).

As a result of the recapitalization, Quincy had the ability to elect a majority of our Board of Directors, control the outcome of all matters requiring stockholder approval (except such matters as require a class vote of the Series C) and control the Company’s management and affairs (except to the extent the approval of Laurus was required under the Financing Agreement as defined below).

6.  WARRANT LIABILITY

The warrants issued to Quincy, Laurus (including Laurus option) and Liberty had certain registration rights which require the Company to register the common stock deliverable upon exercise of the warrants and option. Due to the requirement to issue registered shares, these instruments were determined to be liabilities. The total shares deliverable under these instruments of 27,869,118 was determined to have a fair market value of $1,855,181 by using a Black-Scholes valuation model and were recorded as liabilities.

On August 10, 2006, the Laurus warrant (for up to 1,500,000 shares) was transferred to Redux (see Note 1, Change in Control) and then cancelled. The carrying value of the Laurus warrant liability of $91,930 was written off to other income (change in warrant liability).

As of September 30, 2006, the Company determined that as a result of the bankruptcy filing and in consideration of the Company’s Initial Plan of Reorganization, the remaining warrant and option instruments were likely to be cancelled. Based on this evaluation, the Company determined that the registration rights were effectively eliminated. The Company determined the fair value of the remaining warrant and option liability to be $569,737 which was reclassified to additional paid in capital. The mark-to-market adjustment to fair value on the remaining warrant and option liability of $1,285,797 was recorded to other income (change in warrant liability).

7.  PRIVATE EQUITY TRANSACTION

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

On December 31, 2005, the Warrants were not exercised and accordingly expired. As the Warrants were initially classified outside of equity and were recorded at fair value, the subsequent expiration of the warrants was classified as charge to earnings in accordance with SFAS No. 150: “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

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

On July 22, 2005, Westgate exchanged the Series B for 4,200,000 shares of Series C.

8.  ACQUISITIONS

On July 22, 2005, Quincy, Symco and Symbiotics entered into an Asset Purchase Agreement (the “Symco/Symbiotics Agreement”), pursuant to which Quincy had the right to acquire substantially all of the assets relating to Symco and Symbiotics’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($408,965) and the obligations under certain contracts, (b) pay all outstanding amounts owed under certain credit facilities ($224,313), (c) issue a promissory note payable to Symco and Symbiotics in the principal amount of $2,000,000, (x) less the amount necessary to repay the credit facilities, and (y) subject to a working capital adjustment, (d) pay an additional $60,000 in cash fifteen (15) days after the closing date and an additional $60,000 every thirty (30) days thereafter until the note is paid in full and (e) for a three (3) year period following the closing date, Quincy would pay to Symco and Symbiotics ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $2,000,000 based on the sale of products for each 12 month period during the three year period. The promissory note payable to Symco and Symbiotics is guaranteed by Peter H. Pocklington, a principal of Quincy, and from August 10, 2005 to August 10, 2006, one of the Company’s directors. In this acquisition, the Company acquired the right to distribute, and substantially all of the assets related to, Colostrum Plus™, a line of products reported to enhance immune system functions.

On July 27, 2005, Quincy and Ageless entered into an Asset Purchase Agreement (the “Ageless Agreement”), pursuant to which Quincy had the right to acquire substantially all of assets relating to Ageless’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($173,593), (b) assume an obligation to an employee of the company in an amount equal to $600,000 and (c) issue a promissory note payable to Ageless in the principal amount of $700,000, subject to a working capital adjustment. The promissory note payable to Ageless is guaranteed by Peter H. Pocklington, a principal of Quincy, and from August 10, 2005 to August 10, 2006, one of the Company’s directors. In this acquisition, the Company acquired the right to distribute, and substantially all of the assets related to, the Ageless™ line of anti-aging products.

On July 22, 2005, pursuant to an Assignment and Assumption Agreement, Quincy assigned to Naturade all of its rights, title and interest in and to the Symco/Symbiotics Agreement, and Naturade agreed to perform all of Quincy’s obligations under the Symco/Symbiotics Agreement. Pursuant to an Assignment and Assumption Agreement dated July 28, 2005, Quincy assigned to Naturade all of its rights, title and interest in and to the Ageless Agreement, and Naturade agreed to perform all of Quincy’s obligations under the Ageless Agreement. In connection with these transactions, the Company entered into consulting agreements with certain key employees of Symco/Symbiotics and Ageless. In addition, Naturade is a co-maker on each of the promissory notes described above. Pursuant to the Consulting Agreement entered into by the Company and Naomi Balcombe (“Balcombe”), the founder of Ageless, (i) for a three (3) year period following the closing date, Naturade will pay to Balcombe ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $900,000 based on the sale of products for each 12 month period during the three year period and (ii) issued to Ms. Balcombe 1,800,000 shares of the Company’s common stock. Pursuant to the Consulting Agreements entered into by the Company and Douglas Wyatt, the founder of Symco and Symbiotics, and David W. Brown, the President of Symco and Symbiotics, Naturade issued to Messrs. Wyatt and Brown 2,850,000 shares and 150,000 shares, respectively, of the Company’s common stock.

On August 3, 2005, Naturade closed the acquisition of Symco and Symbiotics. On September 30, the Company amended the terms of the acquisition to adjust the promissory note to include the subsequent purchase by Naturade of a computer system and the payoff of a promissory note in the amount of $274,382. In addition, the payments on the promissory note were modified from a balloon payment due on February 3, 2006 to nine monthly installments of $3,500 from October 1, 2005 and annual payments of $518,500 on June 1, 2006, $450,000 on June 1, 2007 and $476,305 on June 1, 2008. In exchange for the elimination of the requirement for the Company to pay $60,000 for every thirty days the promissory note was outstanding, Naturade agreed to make monthly interest payments of $15,000 from October 2005 to May 2006, $10,000 from June 2006 to May 2007 and $5,000 from June 2007 to May 2008. On May 31, 2006, the promissory note was amended and restated whereby the principal amount of $1,000,000 would be repaid in monthly installments of $33,333 along with monthly interest charges of 7% per annum on the outstanding balance through November 2008.

On August 9, 2005, Naturade closed the acquisition of Ageless.

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

In consideration of such services, Naturade agreed to issue Quincy 33,972,345 shares of the Company’s common stock and to assume Quincy’s obligations under the Symco/Symbiotics Agreement and the Ageless Agreement. Among the obligations assumed by Naturade was the obligation to issue an aggregate of 3,000,000 shares of the Company’s common stock to the founders of Symco and Symbiotics in consideration of consulting services to be rendered by them concerning the purchased assets. As a result, Naturade issued Quincy 30,972,345 shares of the Company’s common stock and Symco and Symbiotics a combined 3,000,000 shares of Company’s common stock

For further information on the assets and liabilities of Ageless, Symco and Symbiotics acquired by the Company, and those not acquired by the Company, see the Company’s Current Report on Form 8-K/A filed with the SEC on February 28, 2006. Litigation was subsequently commenced by Ageless and its principal against the Company, Quincy and Peter Pocklington. The Company has settled this litigation with respect to the Company only. Redux has purchased all claims filed in the Naturade bankruptcy by Ageless and its principal. See Item 13, Certain Relationships and Related Transactions.

In connection with the foregoing transactions, Naturade and Doyle & Boissiere LLC terminated that certain Consulting Agreement dated December 17, 1997, Naturade and Westgate terminated that certain Management Services Agreement dated January 2, 2002, and Health Holdings and Westgate terminated that certain Voting Agreement dated January 2, 2002. In November 2005, Quincy assumed the consulting agreement with David Brown and the Company issued Quincy 400,000 shares of the Company’s common stock in compensation.

The acquisitions were accounted for as business combinations under SFAS No. 141. The purchase prices, including transaction costs, were allocated to assets and liabilities based on their estimated fair value, including specific intangible assets. The excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. The value of the 30,972,345 shares and warrants issued to Quincy are considered as part of the costs of the acquisitions and were allocated to the purchase cost for Ageless and Symco based on a usual broker fee percentage to the total purchase price of the acquisitions. The remaining value was allocated to deferred financing fees (debt issuance cost and guarantee fees) ratably to the three amounts of debt guaranteed by Quincy, the Laurus Notes, the Ageless Note and the Symco Note. The deferred financing fees are amortized over the term of each loan based on the interest method.

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

The customer lists and trademarks are being amortized over 36 months and formulations are being amortized over 24 months. Deferred financing fees are being amortized and charged to interest expense over the life of the Laurus financing based upon the interest method of amortization. Goodwill is expected to be tax deductible. See Note 1 - Impairment for adjustments made during the year ended December 31, 2006.

9.  IMPAIRMENT OF GOODWILL AND INTANGIBLES

On June 30, 2006, due to the Company’s continuing poor financial condition, management assessed the recoverability of the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Based on this assessment, the Company concluded that all goodwill of $2,694,357 was fully impaired. The impairment loss reflects the amount by which the carrying value of goodwill exceeded its estimated fair value determined by the estimated future discounted cash flows.

On September 30, 2006, based upon the Company's assessment and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company concluded that the carrying value of the intangible customer lists associated with the Ageless and Symco acquisitions (see Note 7), exceeded the fair market values as determined by the Company’s assessment of the estimated future discounted cash flows. Consequently, an impairment loss in the amount of $666,033 was recorded at that time to reflect the estimated reduction in the fair values of the Ageless and Symco customer lists at that time. On December 31, 2006, the Company determined further impairment of the customer lists had occurred and an impairment loss in the amount of $383,303 was recorded at that time.

10. STOCK OPTIONS AND WARRANTS

Employee Stock Option Plan In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. As of December 31, 2006, 81,000 incentive stock options under the Plan were outstanding at the weighted average exercise price per share of $0.13.. These options expire upon the termination of employment of the employees.

Director Stock Options - In October 1999, options to purchase 87,500 shares of common stock were granted to each of two then new board members at an exercise price of $1.03. These options expired on October 14, 2006.

Senior Management Options - On December 16, 2005, the Board of Directors (the “Board”) awarded Bill D. Stewart, the then Chief Executive Officer of the Company, an option to purchase 1,620,000 shares of common stock and Stephen M. Kasprisin, the then Chief Operating/Chief Financial Officer of the Company, an option to purchase 1,616,500 shares of common stock. The options have a seven year term, vest in equal quarterly increments over two years and were granted at an exercise price equal to the closing price of the Company’s common stock on December 16, 2005. The options were granted pursuant to the 1998 Incentive Stock Option Plan of the Company. Mr. Stewart and Mr. Kasprisin terminated their employment with the Company on August 30, 2006 pursuant with the change in control by Redux. All unexercised options under these senior management option grants expired upon their termination of employment.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the year ended December 31, 2006.

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

A summary of the Company’s outstanding stock options is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
Outstanding at December 31, 2003	1,707,000	$0.19	771,000	$0.35
Granted	100,000	$0.08
Exercised	-0-
Expired	(176,000)	$0.08
Outstanding at December 31, 2004	1,631,000	$0.19	1,233,875	$0.24
Granted	12,528,875	$0.07
Exercised	-0-	$0.00
Expired	(285,000)	$0.18
Outstanding at December 31, 2005	13,874,875	$0.09	10,369,625	$0.03
Granted	220,000	$0.12
Exercised	-0-	$0.00
Expired	(5,292,500)	$0.19
Outstanding at December 31, 2006**	8,802,375	$0.002	8,770,375	$0.002

** Includes 8,721,375 fully vested options issued to Laurus.

The following table summarizes information about stock options outstanding at December 31, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price for Exercisable Options
$0.001 - $0.01	8,721,375	Indefinite	$0.001	8,721,375	$0.001
$0.10 - $0.25	81,000	5	$0.11	49,000	$0.09
	8,802,375		$0.002	8,770,375	$0.002

The weighted average fair value of the options granted to employees for the years ended December 31, 2006, 2005 and 2004 estimated using the Black-Scholes option valuation model was $0.12, $0.069and $0.010 per option respectively.

At December 31, 2006, there was no unamortized compensation costs related to non-vested stock options which is expected to be recognized in the future.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $340,134.

The following table summarizes non-vested options at December 31, 2006:

	Number of	Grant Date
	Shares	Fair Value
Non-vested at December 31, 2005	3,505,250
Granted	220,000	$0.12
Vested	(1,072,625)
Exercised	—
Expired	(2,620,625)
Non-vested at December 31, 2006	32,000

Warrants –On January 2, 2002, the Company sold warrants to purchase 33,641,548 shares of common stock. The aggregate purchase price of the warrants was $500,000 and the aggregate exercise price was $3.5 million. These warrants expired on December 31, 2005. This transaction is described more fully in Note 6, Private Equity Transaction.

In 1999, the Company granted warrants to purchase 600,000 shares of common stock at $1.00 per share in conjunction with certain financing agreements. These warrants expire ten years from the date of grant. As part of the Private Equity Transaction described in Note 6 the holders of the warrants agreed they would be exercisable for Non-Voting common stock.

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

On July 26, 2005, the Company issued to Liberty a warrant to purchase up to 3,647,743 shares of the Company’s common stock at a purchase price of $0.08 per share for introducing the Company to Laurus. Redux acquired Liberty’s warrant and all rights thereto on November 16, 2006.

A summary of the Company’s outstanding warrants is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
January 1, 2004	34,241,548	$0.12	34,241,548	$0.12
Granted	-0-	$-0-
Exercised	-0-	$-0-
Expired	(33,641,548)	$0.10
Outstanding at December 31, 2004	600,000	$1.00	600,000	$1.00
Granted	29,147,743	$0.83
Exercised	-0-	$0
Expired	-0-	$0
Outstanding at December 31, 2005	29,747,743	$0.83	2,100,000	$0.86
Granted	-0-	$0
Exercised	-0-	$0
Expired	-0-	0
Cancelled	(1,500,000)	$0.80
Outstanding at December 31, 2006	28,247,743	$0.83	29,747,743	$0.83

The following table summarizes information about warrants outstanding at December 31, 2006:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price for Exercisable Warrants
$0.01-$0.10	3,647,743	4	$0.08	3,647,743	$0.08
$0.80-$1.10	24,600,000	4	$0.94	24,600,000	$0.94
	28,247,743		$0.83	28,247,743	$0.83

11.  INCOME TAXES

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Current
Federal	$0	$0	$0
State	800	800	800
Total current	800	800	800
Deferred
Federal	0	0	0
State	0	0	0
Total deferred	0	0	0
Total provision	$800	$800	$800

The Company has no foreign operations and all international sales are transacted in the United States and paid in U.S. Dollars. As a result, the Company has no provision for foreign taxes.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes due to the following:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Computed tax (benefit) expense	$(3,825,092)	$(1,241,835)	$125,281
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	3,549	9,425	9,209
Effect of gain on retirement of warrants	-0-	-0-	(204,027)
State income taxes, net of federal tax benefit	(675,816)	(219,147)	22,108
Federal/state true ups	—	—	44,095
State NOL disallowance and others	392,211	(167,403)	82,985
Change in valuation allowance	4,105,148	1,618,960	(79,651)
State minimum franchise tax	800	800	800
	$800	$800	$800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities were as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Current deferred tax assets (liabilities)
Uniform capitalization	$10,340	$45,228
Accounts receivable	313,284	129,444
Accruals	369,154	31,451
Inventory reserve	-0-	73,461
State taxes	155	-0-
Other	39,308	232,578
Valuation allowance	(732,241)	(512,162)
Total current	—	—
Non-current deferred tax assets (liabilities):
Net operating losses and credit carry forwards	11,246,120	8,298,252
Depreciation	(4,666)	(11,051)
Intangibles	1,061,140	-0-
Other	-0-	130,323
Valuation allowance	(12,302,594)	(8,417,524)
Total non-current	—	—
Total	$—	$—

The following is a summary of the change in the valuation allowance:

January 1, 2004	$7,390,377
Change in the valuation allowance	(79,651)
December 31, 2004	7,310,726
Change in the valuation allowance	1,618,960
December 31, 2005	8,929,686
Change in the valuation allowance	4,105,109
December 31, 2006	$13,034,835

As of December 31, 2006, the Company had federal net operating loss carry forwards of $29,756,012 that begin expiring in December 2017 and state net operating loss carry forwards of $18,817,934 that begin expiring in December 2005. A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership, such as the Company’s recent recapitalization, may restrict the future utilization of these tax loss carry forwards. Based upon preliminary calculations, it is estimated that the utilization of tax losses for federal or state tax purposes would be limited to approximately $150,000 per year. As a result, federal net operating losses may expire before the Company is able to fully utilize them. As the Company is currently in a loss position this limit is not applicable. A more detailed calculation will be prepared once the Company has taxable income for federal purposes.

12.  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Employment Agreements – The Company had an employment agreement with Mr. Stewart, former Chief Executive Officer (“CEO”) that began in February 1998 with an original four year term. As amended, the agreement provides for an annual salary of $225,000. As part of the Private Equity Transaction on January 2, 2002 as described more fully in Note 6, the employment agreement with the Company’s CEO was amended to allow for the immediate vesting of options to purchase 365,000 shares of Common Stock, 297,500 of which would have vested by March 2, 2002, at an exercise price reduced to $0.1477 per share, which equals the terms of the Private Equity Transaction. The amended and restated employment agreement also reconfirmed the understanding that all options become fully vested in the event of any sale of the Company and extended the term of employment to December 31, 2003 which in turn was extended to December 31, 2006. In August 2005, Mr. Stewart’s base compensation was increased to $250,000 per year and on December 16, 2005 the Board awarded Mr. Stewart non-qualified options to purchase 1,620,000 shares of the Company’s common stock, which vest in eight equal quarterly amounts. On March 24, 2006, Mr. Stewart’s employment agreement was extended until December 31, 2006. On August 10, 2006, Mr. Stewart resigned as chief executive officer of the Company pursuant to the assumption of control of the Company’s common stock voting rights by Redux Holdings, Inc.

In July 2003, Mr. Kasprisin, former Chief Financial Officer, entered into an employment agreement with the Company that could be terminated without cause by either party upon 30 days’ notice. Mr. Kasprisin was entitled to severance equal to six month’s base pay should he be terminated without cause by the Company. Pursuant to the employment agreement, Mr. Kasprisin was entitled to a base salary of $160,000 per year and a bonus based upon his base salary. In addition, Mr. Kasprisin was granted options to purchase up to 150,000 shares of Common Stock, which options vest in equal quarterly amounts on each of the first eight quarters of his employment. In June 2004, Mr. Kasprisin’s employment agreement was amended in connection with his promotion to Chief Operating Officer, increasing the base compensation to $178,000 per year, adding a vehicle allowance of $300 per month and granting options to purchase an additional 50,000 of common stock, which options vest in eight equal quarterly amounts. In August 2005, Mr. Kasprisin’s base compensation was increased to $200,000 per year and on December 16, 2005, the Board awarded Mr. Kasprisin non-qualified options to purchase 1,615,000 shares of the Company’s common stock, which vest in eight equal quarterly amounts. On August 10, 2006, Mr. Kasprisin resigned as Chief Financial Officer of the Company pursuant to the assumption of control of the Company’s common stock voting rights by Redux Holdings, Inc.

The Company does not currently have any active employment agreements.

Operating Leases – In December 1998, the Company signed a 7 1/2 year lease for a facility including new executive offices, sales and marketing offices and warehouse located in Irvine, California. This 50,000 square foot facility includes a 40,000 square foot finished goods warehouse area configured with a high-density steel rack and frame storage floor plan. This maximum cubic space utilization provides the Company with reasonably sufficient warehousing capacity for the term of the lease, specifically in light of the Company’s decision to outsource production, thereby eliminating the need for any manufacturing space. The rent expense related to this lease for fiscal year ended December 31, 2006 was $371,470. The lease agreement includes an approximate 9% rent increase after the second, fourth and sixth year of the lease period, with a 60-month extension after the initial lease term at the prevailing market rental rate. On November 1, 2005, the Company agreed to an extension of the lease until September 30, 2013. This extension resulted in a decrease in the monthly rent from $35,382 per month to $29,900 beginning on October 1, 2006 increasing to $30, 897 on October 1, 2007, $32,392 on October 1, 2008, $33,389 on October 1, 2009, $34,884 on October 1, 2010, $36,379 on October 1, 2011 and $37,874 on October 1, 2012. As a result of the Company’s filing for protection under Chapter 11 of the US Bankruptcy Code, the Company requested that the Court reject this lease agreement and in September 2006, the Court approved the rejection.

On September 1, 2006, the Company entered into a sub-lease agreement with One World Science Inc, a subsidiary of Redux, whereby the Company leases certain space in Brea, California. The lease calls for monthly payments of $10,000 and is on a month to month basis.

Rental expenses charged to operations were $381,470, $421,383 and $458,687 for the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Proceedings – From time to time, the Company is party to various other claims and litigation that arise in the normal course of business. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company’s results of operations or financial condition. Prior to August 31, 2006, the Bankruptcy filing date, The Company was involved in the following litigation:

Ageless Foundation, Inc. v. Quincy Investment Corp., Naturade, Inc. and Peter  H. Pocklington (Case No. 05-25540 Circuit Court of the 11th Judicial District in  and for Miami-Dade County, Florida). On December 30, 2005, Ageless filed a complaint in Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida against Quincy, the Company and Peter H. Pocklington, the former Chairman of the Board of the Company, for the alleged failure to pay certain consideration for the purchase of corporate assets sold by Ageless to Quincy, which obligation allegedly was guaranteed by the Company and Peter H. Pocklington. Ageless is seeking damages in the amount of $648,234. This case was settled through the Chapter 11 Bankruptcy proceedings and the Company is no longer a party to this litigation.

On September 30, 2006, a judgment in the amount of $271,000 was entered against the Company related to a vendor. Such amount has been accrued as of December 31, 2006 and is included in Liabilities Subject to Compromise.

The Company has fully accrued the amounts claimed in these suits as of December 31, 2006 and has included such amounts in Liabilities Subject to Compromise. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company discontinued the accrual for the remaining rent as of August 31, 2006 as the lease was rejected by order of the bankruptcy on August 31, 2006. Accrued rents remaining unpaid as of August 31, 2006 are included in Liabilities Subject to Compromise as of December 31, 2007.

The following litigation matters are currently pending:

a) Fortress Systems, LLC dba FSI Nutrition v. Naturade, Inc. (Case No. ADV  .06-08004 U.S. Bankruptcy Court, District of Nebraska). On January 11, 2006, Fortress Systems, LLC (dba FSI Nutrition) filed a claim against the Company in U.S. Bankruptcy Court, District of Nevada alleging failure to pay for a special order product. The plaintiff is seeking $47,255 in damages. This claim was filed in the Company’s Chapter 11 bankruptcy case and is now treated as an unsecured creditor claim under the Plan.

b) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp.: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 (Orange County Superior Court, State of California, Case No.: 07CC02752) Filed on February 9, 2007. This lawsuit was initiated by the Company to seek compensation and damages relating to Breach of Fiduciary Duty, Breach of Contract, Fraud, Conversion, Breach of the Implied Covenant, Negligence, Accounting, and Declaratory Relief from several former directors and entities with which the Company had contractual relationships. The Company seeks compensatory and punitive damages against each defendant. A trial for this matter has not yet been set. Related to this litigation, on December 8, 2006, Quincy Investments, Inc. filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the approximate amount of $350,000.00 (“Quincy Claim”). The Company disputes the Quincy Claim, but has yet to file a formal objection to the Quincy Claim. The Company anticipates filing a formal objection in Bankruptcy Court to the Quincy Claim in April 2007.

c) Naturade, Inc. v. NBTY, Inc. d/b/a Omni-Pak Industries (United States Bankruptcy Court, Adversarial Case No.: SA07-1057RK) Filed on February 15, 2007. On December 11, 2006, NBTY, Inc. (“NBTY”) filed proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the amount of $660,774.10 (“NBTY Claim”). The Company disputes the NBTY Claim, but has yet to file a formal objection to the NBTY Claim. On February 15, 2007, the Company filed a complaint against NBTY d/b/a/ Omni-Pak Industries to avoid and recover approximately $191,480.81 of preferential transfers of property under Bankruptcy Code Sections 547 and 550. A trial for this matter has not yet been set.

d) Naturade, Inc. v. Yellow Transportation (United States Bankruptcy Court, Adversarial Case No.: SA07-1055RK). Filed on February 14, 2007. On November 6, 2006, Yellow Transportation (“YT”) filed proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the amount of $60,336.88 (“YT Claim”). The Company disputes the YT Claim, but has yet to file a formal objection to the YT Claim. On February 14, 2007, The Company filed a complaint against YT seeking to avoid and recover approximately $191,761.02 of preferential transfers of property under Bankruptcy Code Sections 547 and 550. A trial for this matter has not yet been set.

e) Naturade, Inc. v. United Parcel Service, Inc. (United States Bankruptcy Court, Adversarial Case No.: SA07-1056RK) Filed on February 14, 2007. On November 6, 2006, UPS filed a proof of claim asserting an unsecured claim in the amount of $11,997.96 (“UPS Claim”). On February 14, 2007, the Company filed a complaint against UPS to avoid and recover approximately $22,784.68 of preferential transfers of property under Bankruptcy Code Sections 547 and 550 (“UPS Complaint”). On April 9, 2007, the Company filed and served a motion seeking court approval of a settlement agreement with UPS that provides for UPS to pay the Company $3,500.00 and waive any and all other claims against the Company as consideration for the Company’s dismissal of the UPS Complaint with prejudice.

f) Claims and Other Bankruptcy Related Litigation: The Company anticipates that objections to numerous claims filed against the Company’s bankruptcy estate will be prepared and prosecuted by the Company in or about April 2007 based on several factual and legal grounds, which should result in the reduction or elimination of certain claims filed in the bankruptcy case.  In addition thereto, the Company may commence additional adversary actions, including actions for avoidance and recovery of preferential transfers against certain of the Company’s pre-petition date creditors.

The Company has fully accrued the amounts claimed in these suits as of December 31, 2006. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

Related Party Transactions -Redux controls voting rights of 29,550,000 shares of Common Stock and 4,200,000 shares of Series C, or 72.4% of the voting power of the Common Stock, 20.0% of the voting power of the Series C, and 54% of the combined voting power of the Common Stock and the Series C. The holders of the Series C are entitled to vote along with the Common Stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Redux has the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C.

Redux as part of its infusion of cash and other services to the Company during its bankruptcy, has provide legal services to the Company in the form of its General Counsel Gary Curtis Cannon. Mr. Cannon is retained by Redux to act as its General Counsel and SEC attorney for $12,000 per month. Redux provides Mr. Cannon’s services as the Company’s General Counsel and SEC attorney under his currant retainer agreement with Redux.

During the Company’s Chapter 11 Bankruptcy and to facilitate the Company’s reorganization, Redux has made corporate guarantees to one of the Company’s vendors to allow the Company to purchase formula to continue to produce and distribute certain of its products. Redux provided a corporate guarantee to Best Formulations Inc. to allow the Company to purchase certain of its formula from it. Redux also provided a guarantee to the Unsecured Creditors and the Unsecured Creditors Committee under the Plan as part of its financial infusion and support of the Company reorganization.

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and Botanicals, LLC, a principal stockholder of Naturade, and David A. Weil, a past director and stockholder of the Company (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000. All advances under the Loan Agreement bear interest at the rate of 15% per annum, are due on December 31, 2005, and are secured by substantially all of the Company’s assets. This due date was extended as discussed below.

On April 14, 2004, the terms of the Loan Agreement were modified by the Joinder of Bill D. Stewart, our Chief Executive Officer as a member of the Lender Group, subject to all of the terms and conditions of the Loan Agreement, and the Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the Lender Group advanced the Company an additional $100,000. Further, on August 16, 2004, advances allowed under the Loan Agreement were increased to a total of $950,000 and the Lender Group advanced an additional $200,000 to Naturade. There are no additional amounts available to advance under the Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the Loan Agreement were modified to extend the due date to December 31, 2006. Pursuant to the recapitalization in July, 2005, Health Holdings, Stewart and Weil agreed to extend the term of the Secured Promissory Notes issued to them under the Loan Agreement from December 31, 2006 to December 31, 2006. The Secured Promissory Notes became claims under the Company’s Chapter 11 bankruptcy proceedings in August 2006.

On August 30, 2005, the Company entered into a consulting agreement with Quincy, Naturade’s then largest stockholder, whereby Quincy would provide advice to the Company and its affiliates regarding acquisitions, strategic planning, operations and financing. For its services, Quincy would receive a Consulting Fee of $300,000 per year payable in monthly installments. In addition, Quincy would receive Acquisition Fees equal to 2% of the purchase price of any acquisitions completed or equity capital raised during the term of the consulting agreement. When earned, 50% of such Acquisition Fees would be credited by the Company against future Consulting Fees. The consulting agreement was terminated in August 2006, pursuant to the assumption of control of the Company’s common stock voting rights by Redux Holdings, Inc.

Redux as part of its infusion of cash and other services to the Company during its bankruptcy, has provide legal services to the Company in the form of its General Counsel Gary Curtis Cannon. Mr. Cannon is retained by Redux to act as its General Counsel and SEC attorney for $12,000 per month. Redux provides Mr. Cannon’s services as the Company’s General Counsel and SEC attorney under his currant retainer agreement with Redux.

During the Company’s Chapter 11 Bankruptcy and to facilitate the Company’s reorganization, Redux has made corporate guarantees to one of the Company’s vendors to allow the Company to purchase formula to continue to produce and distribute certain of its products. Redux provided a corporate guarantee to Best Formulations Inc. to allow the Company to purchase certain of its formula from it. Redux also provided a guarantee to the Unsecured Creditors and the Unsecured Creditors Committee under the Plan as part of its financial infusion and support of the Company reorganization

On August 16, 2006, the Company entered into a Services Agreement with One World Science, Inc., a subsidiary of Redux, whereby One World Science would provide various services including among others, advertising, sales, compliance and customer services to the Company for an amount of the fully burden costs of the services plus up to 25% of such costs. The Company continues to lease all of its employees from One World Science.

On September 1, 2006, the Company entered into a Sublease and Occupancy Agreement with One World Science, Inc. whereby One World Science subleases to the Company approximately 9,000 square feet of office space including all necessary services for $10,000 per month. The Company continues to use this space in Brea, California to house its operations.

On February 28, 2007, Redux purchased from Naomi Balcombe and Ageless (Balcombe and Ageless are collectively, referred to herein as the “Ageless Parties”) the $1,248,234 claim the Ageless parties submitted in the Naturade bankruptcy.

Ms. Muller, a director of Naturade from August 10, 2006 to April 12, 2007, has a consulting agreement, entered into in July 2006, with Redux pursuant to which she was issued shares of Redux common stock.

13. 401(k) PLAN

The Company has a 401(k) profit sharing plan that is available to all employees of the Company who meet certain age and length of service requirements. The plan provides for Company matching contributions equal to 25% of each employee participant’s contribution not to exceed 6% of the employee participant’s compensation. The Company’s contribution to the plan was $20,859, $15,040 and $17,016 for the years ended December 31, 2006, 2005 and 2004, respectively.

On September 1, 2006, management voluntary suspended the 401(k) Plan as the Company began leasing its personnel from One World Science and no longer had any direct employees. Company continues to lease all of its employees from One World Science.

14. SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the CEO.

The Company’s reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. Operating segment data for the years ended December 31, 2006, 2005 and 2004 are as follows:

Distribution Channels

	Health Food	Mass	Total
Year ended December 31, 2006
Sales	$6,102,517	$3,329,502	$9,432,019
Cost of sales	3,973,743	2,142,409	6,116,152
Gross profit	$2,128,774	$1,187,093	$3,315,867

	Health Food	Mass	Total
Year ended December 31, 2005
Sales	$7,461,455	$5,294,631	$12,756,086
Cost of sales	3,448,562	3,056,875	6,505,437
Gross profit	$4,012,893	$2,237,756	$6,250,649

	Health Food	Mass	Total
Year ended December 31, 2004
Sales	$7,220,283	$6,921,198	$14,141,481
Cost of sales	3,947,949	3,854,853	7,802,802
Gross profit	$3,272,334	$3,066,345	$6,338,679

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the years ended December 31, 2006, 2005 and 2004 are as follows:

	United States	International	Total
Year ended December 31, 2006
Sales	$8,828,309	$603,710	$9,432,019
Cost of sales	5,832,408	283,744	6,116,152
Gross profit	$2,995,901	$319,966	$3,315,867
Year ended December 31, 2005
Sales	$12,405,687	$350,399	$12,756,086
Cost of sales	6,311,493	193,944	6,505,437
Gross profit	$6,094,193	$156,456	$6,250,649
Year ended December 31, 2004
Sales	$13,747,244	$394,237	$14,141,481
Cost of sales	7,570,658	232,144	7,802,802
Gross profit	$6,176,586	$162,093	$6,338,679

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary unaudited quarterly financial data from continuing operations for 2006 and 2005 are as follows:

Fiscal year ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net sales	$3,795,512	$2,786,622	$1,769,464	$1,080,421
Gross profit	1,869,477	1,342,386	713,031	(609,027)
Operating loss	(446,464)	(1,222,484)	(1,496,511)	(6,107,784)
Net loss	$(1,300,972)	$(4,631,467)	$(3,136,114)	$(2,182,305)
Net loss per share, basic and diluted	$(0.05)	$(0.12)	$(0.09)	$(0.05)
Weighted average shares outstanding, basic	40,883,673	43,332,733	43,332,733	43,332,733

(1) Adjustments made in the fourth quarter of 2006 include the following:

•
An increase of $240,206 was recorded in the Accounts Receivable reserve for returns and charge backs. The Company’s Chapter 11 Bankruptcy filing caused customers to delay issuance of payments, returns and chargebacks to the Company beyond the historical payment terms experienced by the Company. An analysis was performed on the aged receivables as of December 31, 2006 which warranted the increase to the reserve.

•
Deferred financing fees related to the Ageless note payable in the amount of $347,601 were written off to interest expense. This note became due in February 2006, at which time the related deferred financing fees would have been fully amortized, however the amortization was scheduled beyond the term of the note. After analysis, the Company has determined the impact of this fourth quarter adjustment as it relates to the results of the first quarter earnings in 2006 is not material.

•	Additional prepetition liabilities were recorded in the amount of $624,411 relating to bankruptcy claims received under the Chapter 11 bankruptcy proceedings.

•
Intangible assets relating to Ageless and Symco customer lists were evaluated by the Company and written down according to the decline in present value based on analysis performed at December 31, 2006. Accordingly, the remaining unamortized value of $296,389 of the Ageless customer lists was written off and the unamortized value of the Symco customer list was written down by $86,907.

•
A change in the warrant liability of $1,285,797 was recorded as income to restate the amount previously written off to Additional Paid in Capital at September 30, 2006. The combined effect of this December entry accounted for the following adjustments:

a)
For the August 2006 cancellation of the Laurus warrant (for up to 1,500,000 shares) upon transfer to Redux, the carrying value of the Laurus warrant liability of $91,930 was written off to other income (change in warrant liability).

b)
In September 2006, pursuant to the Company’s bankruptcy filing and related Plan of Reorganization, it was determined that the remaining liability warrants were likely to be cancelled and therefore registration rights were effectively eliminated. The Company determined the fair value of the remaining warrant and option liability to be $569,737 which was reclassified to additional paid in capital. The mark-to-market adjustment to fair value on the remaining warrant and option liability of $1,285,797 was recorded to other income (change in warrant liability).

After analysis of this December adjustment, the Company has determined the impact of this fourth quarter adjustment as relates to the results of the third quarter earnings in 2006 is not material.

•	Interest of $131,447 based on a default rate of 18%, was accrued on the Ageless note from February 6, 2006 to August 31, 2006.

•	Deferred financing fees of $30,000 were written off.

Fiscal year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,913,531	$2,761,811	$3,559,979	$3,520,765
Gross profit	1,376,017	1,212,291	1,851,404	1,810,937
Operating loss	(231,966)	(279,280)	(686,335)	(974,515)
Net loss	(316,559)	(365,076)	$(1,241,512)	$(1,825,108)
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Weighted average shares outstanding, basic	44,651,170	44,651,170	39,533,703	39,251,964

16.  SUBSEQUENT EVENTS

The Company’s plan of reorganization under Chapter 11 was approved on February 28, 2007, by the United States Bankruptcy Court, Central District of California, Santa Ana Division (Case No. SA 06-11493 RK). The reorganization plan received virtually unanimous support from the Company’s creditors and shareholders, as well as strong support from the Company’s lenders and the Company’s Unsecured Creditors Committee. The Company expects its Plan to become effective in April 2007 (the “Effective Date”) based upon representations the Company has received from Redux Holdings Inc. (“Redux”), the Company”s controlling shareholder, who has agreed to provide the funding required under its Plan. A copy of the Plan may be accessed at the website address www.winthropcouchot.com/client_files.php under client documents - Naturade. The Company will remain a fully reporting publicly traded company.

The Company’s reorganization plan provides for a recapitalization of the Company with the Company’s controlling shareholder, Redux Holdings, Inc. (RDXH.PK) providing a substantial cash infusion to meet the Company’s future working capital needs. In addition to a comprehensive debt restructuring, the reorganization plan features an equity allocation and the plan allows for the retention of an equity interest by existing shareholders in the company.

The Company’s reorganization plan as approved by the court is expected to become effective in April 2007, at which time all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will then issue Redux enough shares of restricted common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

EXHIBIT INDEX

Exhibit Number	Document
3.1
Certificate of Incorporation of Naturade, Inc., together with amendments and Certificates of Designation relating thereto, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

3.2
Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, and incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.3
Certificate of Designation of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on December 20, 2001, and incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

3.4
Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on December 28, 2001, and incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

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

3.9
Certificate of Designation of Series C Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, and incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

3.10
Certificate of Elimination of Series B Convertible Preferred Stock of Naturade, Inc., filed with the Delaware Secretary of State on July 28, 2005, and incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005.

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

10.17
First Amendment, dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.18
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 14, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.19
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 13, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit Number	Document
10.20
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated August 16, 2004, between the Company and Health Holdings & Botanicals, LLC, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.21
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated April 13, 2003, between the Company and David A. Weil, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.22
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and David A. Weil, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.23
First Amendment dated as of January 26, 2005, to Secured Promissory Note, dated May 3, 2004, between the Company and Bill D. Stewart, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.24	First Amendment to Loan Agreement, dated August 21, 2003, between the Company and Howard Shao incorporated by reference to Exhibit 10.24 to FormSB-2 (File No. 333-127397).

10.25	Second Amendment to Loan Agreement, dated September 23, 2004, between the Company and Howard Shao incorporated by reference to Exhibit 10.25 to Form SB-2 (File No. 333-127397).

10.26
Third Amendment to Loan Agreement, dated March 25, 2005, between the Company and Howard Shao, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

10.69
Agreement, dated May 31, 2006, by and among Quincy Investments Corp., Naturade, Inc., Symbiotics, Inc. and Symco, Incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2006

10.70
Amended and Restated Promissory Note, dated May 31, 2006, by and among Quincy Investments Corp., Naturade, Inc., Symbiotics, Inc. and Symco, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2006

10.71
Agreement dated August 10, 2006, by and among Redux Holdings, Inc. and Quincy Investments Corp. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2006

10.72
Letter Agreement dated August 31, 2006 between Laurus Master Fund, LLC and Redux Holdings, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q for the Quarterly Period ended September 20, 2006.

10.73
Treatment Letter dated August 31, 2006 from Redux Holdings, Inc. to Laurus Master Fund, LLC. incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on From 10-Q for the Quarterly Period ended September 20, 2006.

**10.74
Services Agreement between One World Science, Inc. , a wholly owned subsidiary of Redux Holdings, Inc. and the Company dated August 16, 2006, requiring One World Science, Inc. to provide services to the Company, including, but not limited to, Manufacturing and Packing Coordination Services; Warehouse, Inventory Management and Distribution Services; Advertising Services; Customer Support Services; Sales Services; and Management, Financial and Legal Services.

**10.75
Letter Agreement Dated November 16, 2006 between Laurus Master Fund, LLC and Redux Holdings, Inc. to waive Default and Fees owed by the Company and for Redux Holding, Inc to acquire all of Laurus Master Fund, LLC’s Company Common Stock and Warrants for shares of Redux Holdings, Inc. Common Stock.

**10.76
Sublease and Occupancy Agreement dated September 1, 2006 between One World Science, Inc. , a wholly owned subsidiary of Redux Holdings, Inc. and the Company leasing the office space at 601 Valencia Avenue, Suite 100, Brea, California 92823 on a month to month basis.

**10.77
Letter Agreement dated November 16, 2006 between Liberty Company Financial, LLC and Redux Holdings, Inc. whereby Liberty will transfer all its Company stock and warrants for Shares of Redux Holdings, Inc. Common Stock.

**10.78
Global Settlement Agreement Dated February 14, 2007 between the Company, Redux Holdings, Inc., the Official Committee of Unsecured Creditors appointed in the Creditors Chapter 11 Case, Health Holdings & Botanicals, LLC and Doyle & Boissiere LLC settling claims of secured and unsecured creditors in the Company’s Chapter 11 Bankruptcy

**10.79
Stipulation between Debtor and Window Rock Enterprises, Inc. Re Resolution of Objections to Confirmation of Debtors Fourth Amended Chapter 11 Plan of Reorganization and Order thereon Dated February 28, 2007 resolving all disputed claims between the Company and Window Rock Enterprises, Inc.

**10.80	Signature page for Stipulation of Debtor and Window Rock Enterprises set forth in Exhibit 10.80

**10.81	Assignment of Claim Agreement, Dated February 28, 2007 by Ageless Foundation, Inc. and Naomi Balcombe, to Redux Holdings, Inc.

14.1	Code of Financial Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

**14.2	Charter of Audit Committee adopted by the Company Board of Directors on March 23, 2007.

**14.3	Charter of Compensation and Governance Committee adopted by the Company Board of Directors on March 23, 2007.

Exhibit Number	Document
**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.

**	Filed herewith.