Form 10-Q
period 2007-03-31
NATURADE INC
filed 2007-05-15
CIK 797167

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 31, 2007

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

As of May 15, 2007 43,332,733 shares of the registrant’s Common Stock were issued and outstanding.

FORM 10-Q

QUARTERLY REPORT
Quarter Ended March 31, 2007

Part I. Financial Information

NATURADE, INC.
Debtor in Possession
Condensed Balance Sheets
As of March 31, 2007 (Unaudited) and December 31, 2006

ASSETS
	March 31, 2007	December 31, 2006
	(Unaudited)

Current assets:
Cash and cash equivalents	$27,592	$80,713
Accounts receivable, net	489,920	838,381
Inventories, net	252,644	258,981
Prepaid expenses and other current assets	135,725	56,101
Total current assets	905,881	1,234,176

Property and equipment, net	46,836	51,547
Customer lists, trademarks and formulations, net	337,277	419,266
Deferred financing fees, net	628,934	1,239,900
Other assets	13,382	3,664
Total assets	$1,932,309	$2,948,553

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$1,518,392	$777,307
Accrued liabilities	756,576	499,428
Revolving credit line	966,868	1,276,570
Current portion of long-term debt	454,550	409,095
Total current liabilities	3,696,386	2,962,400

Long-term debt, less current maturities	1,970,450	2,015,905

Total liabilities not subject to compromise	5,666,836	4,978,305

Liabilities subject to compromise (Note 2)	6,746,112	9,344,422

Total Liabilities	12,412,947	14,322,727

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $4,600,000 at March 31, 2007 and $3,910,000 at December 31, 2006;
par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding,
21,000,000 shares at March 31, 2007 and December 31, 2006 ($21,000,000 redemption
value).	6,280,000	5,590,000

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 43,332,733 at March 31, 2007 and
December 31, 2006.	4,334	4,334
Non-Voting Common stock, par value $0.0001 per share; authorized,
2,000,000 shares; issued and outstanding, 117,284 shares at March 31, 2007 and
December 31, 2006.	12	12

Additional paid-in capital	22,990,945	22,990,945
Accumulated deficit	(39,755,928)	(39,959,465)
Total stockholders' deficit	(16,760,638)	(16,964,174)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$1,932,309	$2,948,553

See accompanying notes to condensed financial statements.

NATURADE, INC.
(DEBTOR-IN-POSSESSION)
Condensed Statements of Operations for the Three Months
Ended March 31, 2007 and March 31,2006(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)

Net sales	$1,397,890	$3,795,512
Cost of sales	897,575	1,926,035

Gross profit	500,315	1,869,477

Costs and expenses:
Selling, general and administrative expenses	1,414,403	2,055,496
Depreciation	4,711	27,111
Amortization	81,989	233,333
Total operating costs and expenses	1,501,103	2,315,941
Operating loss	(1,000,788)	(446,464)

Other income(expense):
Other expense	1,455	1,132
Reorganization income	2,172,645	-

Interest expense	(64,664)	(201,652)
Amortization of deferred financing fees	(214,896)	(653,188)
Total other income (expense)	1,894,540	853,708

Income (loss) before provision for income taxes	893,752	(1,300,172)
Provision for income taxes	-	800
Net income (loss)	$893,752	(1,300,972)

Less:
Deemed Dividend-Series C	$(690,000)	$(690,000)

Net Income (Loss) Attributable to Common Shareholders	$203,752	$(1,990,972)

Earnings (loss) per share- basic	$0.00	$(0.05)
Earnings (loss) per share-diluted	$0.00	$(0.05)

Weighted Average Number of Shares used in Computation of
Earnings ( loss) per share- basic	43,332,733	40,883,673
Earnings ( loss) per share -diluted	51,816,253	40,883,673

See accompanying notes to condensed financial statements

Naturade, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Statements of Cash Flows for the Three Months
Ended March 31, 2007 and March 31, 2006 (unaudited)

	Three months	Three months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income ( loss)	$893,752	$(1,300,972)
Adjustments to reconcile net income ( loss )to
net cash used in operating activities:
Depreciation and amortization	86,700	260,444
Amortization of loan discounts and deferred financing fees	331,759	653,188
Issuance of common stock for consulting	-	73,077
Stock Based Compensation	-	33,879
Write-off of deferred financing fee	279,207	-
Extinquishment of Symco note	(1,414,972)	-
Provision for write-down of Balcombe and Ageless notes	(998,234)	-
Write-off of accrued interest on Balcombe and Ageless notes	(131,447)	-
Changes in operating assets and liabilities:
Accounts receivable	348,461	(401,448)
Inventories	6,337	(6,041)
Prepaid expenses and other current assets	(79,624)	(191,889)
Other assets	(9,718)	(582)
Accounts payable and accrued liabilities	944,576	740,530
Net cash provided by (used in) operating activities	256,797	(139,814)

Cash flows from investing activities:
Purchase of property and equipment	-	(6,640)
Acquisitions	-	(71,463)
Net cash used in investing activities	-	(78,103)

Cash flows from financing activities:
Repayments under the revolving credit line	(1,478,707)	(583,585)
Payments of long-term debt	-	(10,501)
Deferred financing fees	-	(22,750)
Proceeds from term loan	-	740,909
Proceeds from revolving credit line	1,168,789	-

Net cash provided by (used in) financing activities	(309,918)	124,073
Net decrease in cash and cash equivalents	(53,121)	(93,844)
Cash and cash equivalents, beginning of period	80,713	95,398
Cash and cash equivalents, end of period	$27,592	$1,554

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$64,664	$55,347
Income taxes	$-	$800

Non-cash financing transactions:
Deemed dividend-Series C	$690,000	$690,000

See accompanying notes to condensed financial statements.

 NATURADE, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Financial Statements
(Unaudited)

1.
Basis of Presentation and Going Concern — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying condensed balance sheet at March 31, 2007 and the condensed statements of operations and cash flows for the periods ended March 31, 2007 and 2006 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of a normal recurring adjustments (with the exception of the extinguishment of debt discussed in Note 3 which is recorded as reorganization income), necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2006 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 17, 2007. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007.

Chapter 11 Bankruptcy Proceedings

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

The accompanying condensed financial statements have been prepared in accordance with GAAP applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Bankruptcy such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Bankruptcy. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Bankruptcy have been segregated and classified as liabilities subject to compromise in the March 31, 2007 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Bankruptcy for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The Company has an expectation of reorganizing under the Bankruptcy Code. Pre-petition liabilities are reported on the basis of the expected amount of the allowed claims in accordance with Statement of Financial Accounting Standard(“SFAS”) No. 5, “Accounting for Contingencies”, as opposed to the amount for which the allowed claims may be settled. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Bankruptcy as reorganization items in its statement of operations for the year ended December 31, 2006. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP. However, the accompanying condensed financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code.

On September 25, 2006, The Company's common stock was de-listed from the over-the-counter Bulletin Board and now trades on the "Pink Sheets." The Company intends on filing a 15c 2-11 statement with NASD in spring 2007 to try to regain listing on the over-the-counter Bulletin Board.

Since September 2006, the Company has sought consensual agreement with its secured lender, other secured parties and the committee of unsecured creditors. The parties reached consensual agreement on the Company’s Fifth Amended Plan of Reorganization (the “Plan”) which was heard in Bankruptcy Court on February 28, 2007 and approved by the United States Bankruptcy Court, Central District of California, Santa Ana Division (Case No. SA 06-11493 RK). The Plan received virtually unanimous support from the Company’s creditors and shareholders, as well as strong support from the Company’s lenders and the Company’s Unsecured Creditors Committee. The Company expects its Plan to become effective and to emerge from Chapter 11 in May 2007 (the “Effective Date”), based upon representations the Company has received from Redux Holdings Inc. (“Redux”), the Company’s controlling shareholder, who has agreed to provide the funding required under its Plan. A copy of the Company’s Plan of Reorganization may be accessed at www.winthropcouchot.com/client_files.php under client documents - Naturade.

The Company expects to remain a fully reporting publicly traded company. At that time, the Company may qualify for fresh start reporting under SOP 90-7.

The Company’s Plan provides for a recapitalization of the Company with the Company’s controlling shareholder, Redux Holdings, Inc. providing substantial cash infusion to meet the Company’s future working capital needs. In addition to a comprehensive debt restructuring, the Plan features an equity allocation and the plan allows for the retention of an equity interest by existing shareholders in the Company.

When the Plan becomes effective, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will issue to Redux enough shares of restricted common stock to give Redux 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

Going Concern

The Company is currently operating under Chapter 11 of the U.S. Bankruptcy Code and continuation as a going concern is contingent upon, among other things, the Company’s ability to (i) get the plan effective(ii) return to profitability; (iii) generate sufficient cash flows from operations; and (v) obtain financing sources to meet the Company’s future obligations. These matters create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Additionally, a plan of reorganization could materially change amounts reported in the financial statements, which do no give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 bankruptcy. The Company’s continuation as a going concern will depend on refinancing from Redux pursuant to the approved Plan of Reorganization, continuing tight management of cash and profitable operations and continuing to obtain favorable credit terms from vendors. Management expects that vendors will begin to extend further credit after the Company emerges from bankruptcy with refinancing, and that the company will return to normal levels of customer order fill rates in the second quarter 2007 and be profitable with a lower overhead structure. Additionally, Company management has taken cost containment measures to reduce operating costs including reduction of monthly facility lease expense from approximately $540,000 per year to approximately $120,000 per year, and reduction in staffing resulting in an annual cost reduction of more than $1,000,000. The Company’s court approved the Plan, which is expected to become effective in May 2007, provides for a recapitalization of the Company with the Company’s controlling shareholder, Redux Holdings, Inc. providing substantial cash infusion to meet the Company’s future working capital needs and allow the Company’s continuation as a going concern.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of of FASB Statement No. 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on dercognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company determined that no cumlative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. The Company’s unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company’s income tax provision in future periods. Changes in the Company’s unrecognized tax benefits during the three months ended March 31, 2007 were immaterial.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Note 2 Earnings (Loss) Per Share

The following table provides details of the calculation of basic and diluted earnings (loss) per common share

	March 31	March 31
	2007	2006
	(Unaudited)	(Unaudited)

Earnings (loss) per share–basic net income loss attributable to common shareholders	$203,752	$(1,990,972)

Weighted average shares outstanding for basic earnings (loss) per share computation	43,332,733	40,883,673

Earnings (loss) per share–basic	$0.00	$(0.05)

Earnings (loss) per share diluted–net income (loss) attributable to common shareholders	$203,752	$(1,990,972)

Weighted average shares outstanding for diluted EPS computation	51,816,253	40,883,673

Earnings (loss) per share–diluted	$0.00	$(0.05)

3.
Liabilities Subject To Compromise and Reorganization Items — Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These estimated claims are reflected in the March 31, 2007 and December 31, 2006 Balance Sheets as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

The liabilities subject to compromise consisted of the following items:

	March 31, 2007 (Unaudited)	December 31, 2006

Accounts payable	$5,125,453	$5,155,049
Notes payable for acquisitions	-	2,663,206
Accrued Interest	539,834	695,343
Notes payable to related parties	908,381	658,381
Accrued commissions	172,443	172,443

Total liabilities subject to compromise	$6,746,112	$9,344,422

The Company has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including approval to pay payroll and other business related expenses of ongoing employees in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of March 31, 2007 and December 31, 2006.

On February 28, 2007, Naomi Balcombe and Ageless entered into an Assignment of Claim Agreement (the Agreement) with Redux for the assignment of their rights, title and interest in, to and under the Claim. The aggregate amount of the claim as filed with the Bankruptcy Court was $1,248,234, of which $600,000 was claimed by Naomi Balcombe and $648,234 was claimed by Ageless.

In consideration for the assignment, Redux paid $250,000, of which $100,000 was deposited on February 9, 2007 in a trust account, with the deposit due to be released upon the entry of an order of the Bankruptcy Court, prior to June 1, 2007 confirming the Plan and such order being final and non-appealable (the Order); the remaining $150,000 was paid in the form of a Secured Promissory Note (the Note).

If the Bankruptcy Court enters an order denying confirmation of the Plan, or as of June 1, 2007 there is no Order, then the deposit shall be returned to Redux by the Escrow Agent and the Note and the Agreement will be null and void and the claim shall be transferred back to Balcombe and Ageless and Redux shall forfeit any and all rights in the Claim and any other rights set forth in the Agreement.

Management has reviewed the Agreement with Ageless referenced above and the potential effect of the contingency, and has concluded that probability of its Plan not being confirmed is remote. In fact, the Bankruptcy Court did enter a confirmation order for the Company’s Plan on or around March 13 2007. The only remaining condition to its Plan becoming fully effective is the cash infusion from Redux of $2,000,000. Redux Holdings has experienced some difficulties in fulfilling its full obligation in the original timeframe contemplated in the Plan. The Company, as Debtor, has recently reached a consensual agreement among the Creditor’s Committee, its lender Laurus, and Health Holdings, to amend the plan to allow the Plan to go effective with an initial $1,500,000 cash infusion and the balance of $500,000 within 90 days. This motion will be heard by the Court on May 16 and is expected to be entered by the Court with the support of all parties, hence we believe that the probability of the bankruptcy Court entering an order denying confirmation of the Plan, or as of June 1, 2007 there is no Order, is remote at March 31, 2007. As such, a provision of $998,234 to write-down the carrying value of the note from $1,248,234 to $250,000 (which represents the consideration paid by Redux and reimbursable by the Company) was recorded as of March 31, 2007, which is classified as reorganization income in the accompanying statement of operations for the quarter ended March 31, 2007. The related accrued interest of $131,447 at August 31, 2006 was also written off on March 31, 2007.

Following acquisition of the Symbiotics business in 2005, a note payable was recorded by the Company for $1,414,972, payable to Doug Wyatt the previous owner.

The Company has sought and received expert advice from its bankruptcy attorney’s regarding the status of creditor claims. Specifically, they have advised that where a debt was not listed on the schedules of liabilities lodged with the Court by the Debtor, and where the creditor has received notice from the Court of the bankruptcy but did not file a valid proof of claim, then such creditor has no valid claim on the bankrupt estate.

Management has specifically reviewed the Symco Note and potential claim status with its bankruptcy attorneys and, based on their professional advice, believes that Symco have forfeited their claim, and that the Company’s liability on the note is now NIL.

•	The claim was shown on the Schedules filed with the Court at $0.00 value for notice purposes only; and

•	The court properly noticed Doug Wyatt & Symco of the Company’s bankruptcy; and

•	Doug Wyatt was a member of the Creditors Committee and therefore was properly noticed and informed of the process and need to file a proof of claim to protect a creditor claim; and

•	Neither Doug Wyatt nor Symco filed any proof of claim by the bar date of approx December 12, 2006.

Therefore, based on the above and advice received, the note has been extinguished in bankruptcy and the management believes that the Company has no further liability on the note and as such, at March 31, 2007 the Company has written off to reorganization income the outstanding balance on the note of $1,414,972, the related deferred financing fees of $279,207 and has reversed the deferred interest expense of $116,864 that was recognized during the quarter ended March 31, 2007.

Reorganization Items

Reorganization items are presented separately in the Condensed Statement of Operations and represent items of expense that are realized or incurred by the Company because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

4.	Impairment -

On March 31, 2007, based upon the Company's assessment and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company concluded that the carrying value of the intangible customer lists associated with the Ageless and Symco acquisitions (see Note 7), did not exceed the fair market values as determined by the Company’s assessment of the estimated future discounted cash flows. Consequently, no impairment charge was recognized during the three months ended March 31, 2007.

5.
Inventories — Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007 (Unaudited)	December 31, 2006

Raw Materials	$49,879	$49,879
Finished Goods	281,946	290,748
Subtotal	331,825	340,627
Less: Reserve for Excess and Obsolete Inventories	(79,181)	(81,646)
	$252,644	$258,981

6.
Financing —In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus, consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, The Company issued to Laurus an option to purchase up to 8,721,375 shares of the Company’s common stock at $0.0001 per share and a warrant to purchase up to 1,500,000 shares of the Company’s common stock at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminated the conversion features on the facility. The Company issued Laurus 1,050,000 shares of the Company’s common stock in consideration for this amendment.

Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility has a term of three years ending on July 26, 2008. As part of the Chapter 11 restructuring, Laurus has agreed to extend the period for the repayment for the Term Loan to be repaid in equal monthly installments beginning the first day of the first full month following the Effective Date of the Plan through and including January 2010. The financing facility carries an interest rate of prime plus 2% per annum (10.25% at March 31, 2007), subject to certain reductions based upon growth of the Company’s stock price.

The Company is subject to certain reporting covenants (such as the timely filing of financial reports with the Securities and Exchange Commission, monthly financial reporting deadlines and collateral reporting), is required to obtain Laurus’ approval of certain actions (such as incurring additional indebtedness, making any distribution on or repurchasing any common stock or merging with or purchasing any assets of stock of any person) and has granted Laurus a right of first refusal with respect to certain future financings. The Company is in compliance with all covenants at March 31, 2007.

The loans are secured by all of the assets of the Company. The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy, and a former director of the Company.

In consideration for entering into this financing agreement (“Financing Agreement”), the Company issued to Laurus, the Laurus Option and the Laurus Warrant to purchase shares of the Company’s common stock. The Laurus Option entitles the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitles the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2005 through July 26, 2010. The number of shares of common stock issuable upon exercise of the Laurus Option and the Laurus Warrant is subject to adjustment to prevent dilution upon stock splits, stock dividends, and other events. The exercise price of the Laurus Option and the Laurus Warrant may be paid, at the option of Laurus, by the cancellation of indebtedness under the financing facility.

The Company paid to Laurus in cash a total of $193,500 in fees and expenses, existing of a “closing payment” of $156,000 and reimbursement of $37,500 of Laurus legal fees. Also in connection with the Laurus financing, the Company issued a warrant to Liberty for introducing the Company to Laurus (the “Liberty Warrant”). The Liberty Warrant entitles the holder to purchase up to 3,647,743 shares of common stock at a purchase price of $0.08 at any time on or after July 26, 2006 through July 26, 2011.

The value of the warrants and options issued to Laurus, using Black Scholes, equaling $786,036 and composed of the value of the Laurus Option $694,106 and the Laurus Warrant $91,930 was classified as a discount and is amortized as interest expense over 36 months using the interest method. Based on assessment of the terms of this exchange the Company determined that there is no beneficial conversion feature of this exchange.
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

•
The maturity date of the Term loan will be extended to January 6, 2010 and principal payments will commence on the first day of the first full month after the Effective Date of the Chapter 11 filing and be payable in equal monthly installments until the maturity date .

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

At March 31, 2007, $553,909 was outstanding under the revolving facility as pre-petition debt, $412,959 was outstanding under the revolving facility as post petition debt, and $1,350,000 was outstanding under the term loan as pre-petition debt. These loans are fully secured and the pre-petition amounts are not included in the liabilities subject to compromise.

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

On April 14, 2004, the terms of the 2003 Loan Agreement were modified by the Joinder of Bill D. Stewart, the then Chief Executive Officer of the Company, as a member of the 2003 Lender Group, subject to all of the terms and conditions of the 2003 Loan Agreement, and the 2003 Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the 2003 Lender Group advanced the Company an additional $100,000. On August 16, 2004, advances allowed under the 2003 Loan Agreement were increased to a total of $950,000 and the 2003 Lender Group advanced an additional $200,000 to the Company. In July 2005, advances allowed under the 2003 Loan Agreement were increased to a total of $1,250,000 and the 2003 Lender Group advanced an additional $300,000 to the Company. There are no additional amounts available to advance under the 2003 Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the 2003 Loan Agreement were modified to extend the due date to December 31, 2005. On July 22, 2005, pursuant to the acquisitions of Ageless and Symco, the terms of the 2003 Loan Agreement were again modified to extend the due date to December 31, 2006. On August 31, 2006 these loans became claims pursuant to the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2007, there is $1,250,000 outstanding under the 2003 Loan Agreement of which $1,075,000 will be treated as fully secured and is included in Long Term Debt. Interest on the $1,075,000 of 10% will accrue beginning the Effective Date of the Company’s Chapter 11 filing, to be paid monthly with monthly principal payments to begin two years from the Effective Date. The remaining $175,000 is included in Liabilities Subject to Compromise.

In April 2006, The Company’s then principal shareholder, Quincy, loaned the Company $350,000. This loan is payable on demand and does not carry a stated interest charge. At March 31, 2007, $350,000 was outstanding on this unsecured loan and is accordingly included in Liabilities Subject to Compromise. There is no written agreement for this loan between Quincy and the Company.

7.
Stock-Based Compensation — Effective January 1, 2006, the Company began recording compensation expense associated with stock options for employees in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with the Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. The Company has adopted the modified prospective transition method provided under SFAS 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the three month periods ended March 31, 2006, includes expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value

Employee Stock Option Plan In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vest over a four-year period from the date of grant. As of March 31, 2007, 81,000 incentive stock options under the Plan were outstanding at the weighted average exercise price per share of $0.11.

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

A summary of the Company’s outstanding stock options is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
Outstanding at December 31, 2006	8,802,375	$0.002	8,770,375	$0.002
Granted
Exercised
Expired
Outstanding at March 31, 2007	8,802,375	$0.002	8,779,500	$0.002
____________
**Includes 8,721,375 fully vested options issued to Laurus.

The following table summarizes information about stock options outstanding at March 31, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price for Exercisable Options
$0.001 - $0.01	8,721,375	Indefinite	$0.001	8,721,375	$0.001
$0.10 - $0.25	81,000	5	$0.110	58,125	$0.090
	8,802,375		$0.002	8,779,500	$0.002

At March 31, 2007, there was no unamortized compensation costs related to non-vested stock options which is expected to be recognized in the future.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007 was $165,700.

The following table summarizes non-vested options at March 31, 2007:

	Number of	Grant Date
	Shares	Fair Value*
Non-vested at December 31, 2006	32,000
Granted
Vested	(9,125)
Exercised
Expired
Non-vested at March 31, 2007	22,875
* There were no options granted during the period.

Warrants - In 1999, the Company granted warrants t purchase 600,000 shares of common stock at $1.00 per share in conjunction with certain financing agreements. These warrants expire ten years from the date of grant.

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

A summary of the Company’s outstanding warrants is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
December 31, 2006	28,247,743	$0.83	28,247,743	$0.83
Granted
Exercised
Expired
Outstanding at March 31, 2007	28,247,743	$0.83	28,247,743	$0.83

The following table summarizes information about warrants outstanding at March 31, 2007:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price for Exercisable Warrants
$0.01-$0.10	3,647,743	4	$0.08	3,647,743	$0.08
$0.80-$1.10	24,600,000	4	$0.94	24,600,000	$0.94
	28,247,743		$0.83	28,247,743	$0.83

8.
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

Operating segment data for the three month periods ended March 31, 2007 and 2006 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended March 31, 2007
Sales	$886,344	511,546	1,397,890
Cost of sales	569,115	328,460	897,575
Gross profit	$317,229	183,086	500,315
Three months ended March 31, 2006
Sales	$2,354,350	1,441,162	3,795,512
Cost of sales	1,108,482	817,553	1,926,035
Gross profit	$1,245,868	623,609	1,869,477

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three month periods ended March 31, 2007 and 2006 was as follows:

	United States	International	Total
Three months ended March 31, 2007
Sales	$1,243,493	154,397	1,397,890
Cost of sales	798,438	99,137	897,575
Gross profit	$445,055	55,260	500,315
Three months ended March 31, 2006

Sales	$3,724,901	70,611	3,795,512
Cost of sales	1,887,199	38,836	1,926,035
Gross profit	$1,837,702	31,775	1,869,477

During the three months ended March 31, 2007 and 2006, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

	Major Customer Table

	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end
Three Months ended March 31, 2007	$248,972	145,787	217,754	150,2300	90,250	36,200
Three Months ended March 31, 2006	$718,567	494,359	468,521	213424,	509,699	405,712

9.
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

Pursuant to its bylaws, the Company has agreed to indemnify the current officers and directors of the Company for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2006 and March 31, 2007.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006 and March 31, 2007.

10.
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

On September 30, 2006, a judgment in the amount of $271,000 was entered against the Company related to a vendor. Such amount has been accrued as of March 31, 2007 and is included in Liabilities Subject to Compromise.

The claims against Naturade were settled in the BK. Neither Redux nor any other of its Affiliates, except Naturade, were a party to the Ageless litigation. Redux did not make the contracts allegedly breached, was not involved with Naturade at the time the Ageless acquisition happened, and is only a shareholder of Naturade.

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company discontinued the accrual for the remaining rent as of August 31, 2006 as the lease was rejected by order of the bankruptcy on August 31, 2006. Accrued rents remaining unpaid as of August 31, 2006 are included in Liabilities Subject to Compromise as of March 31, 2007.

The Company has fully accrued the amounts claimed in these suits as of March 31, 2007 and has included such amounts in Liabilities Subject to Compromise. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

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

b) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp.: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 (Orange County Superior Court, State of California, Case No.: 07CC02752). Filed on February 9, 2007. This lawsuit was initiated by the Company to seek compensation and damages relating to Breach of Fiduciary Duty, Breach of Contract, Fraud, Conversion, Breach of the Implied Covenant, Negligence, Accounting, and Declaratory Relief from several former directors and entities with which the Company had contractual relationships. The Company seeks compensatory and punitive damages against each defendant. A trial for this matter has not yet been set. Related to this litigation, on December 8, 2006, Quincy Investments, Inc. filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the approximate amount of $350,000.00 (“Quincy Claim”). The Company disputes the Quincy Claim, and has filed a formal objection to the Quincy Claim. This matter is pending in Bankruptcy Court.

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

e)Naturade, Inc. v. United Parcel Service, Inc. (United States Bankruptcy Court, Adversarial Case No.: SA07-1056RK) Filed on February 14, 2007. On November 6, 2006, UPS filed a proof of claim asserting an unsecured claim in the amount of $11,997.96 (“UPS Claim”). On February 14, 2007, the Company filed a complaint against UPS to avoid and recover approximately $22,784.68 of preferential transfers of property under Bankruptcy Code Sections 547 and 550 (“UPS Complaint”). On April 9, 2007, the Company filed and served a motion seeking court approval of a settlement agreement with UPS that provides for UPS to pay the Company $3,500.00 and waive any and all other claims against the Company as consideration for the Company’s dismissal of the UPS Complaint with prejudice. This motion was approved by the Court and the Company received settlement of $3,500 from UPS in May 2007 bringing finality to this matter.

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

g) Invensys Systems, Inc. v. Pinnacle Marketing Concepts, Inc., et al (Orange County Superior Court, Case No. 07CC00470):
On or about March 23, 2007, Invensys Systems, Inc., a sublandlord, in the chain of possession of the premises located at 601 Valencia Avenue, Brea, California 92823, serviced a three day notice to pay rent or quite. . The Company’s bankruptcy attorney promptly sent a response that a bankruptcy stay was in place and the sublandlord was prevented as a matter of law with proceeding to evict the Company. Subsequently, the sublandlord filed an Unlawful Detainer against a number of subtenants, including the Company. The Company has not been served with the Complaint and therefore dose not have to file an Answer. The Company has signed a lease for new premises and believes it will be out of the Valencia location before the end of May. Further, the Company’s sublease agreement is with One World Science Inc. and not with the Plaintiff and there is no privity of contract. The Company is in good standing with its sublandlord, One World Science Inc.

The Company has fully accrued the amounts claimed in these suits (except for the Invensys suit) as of March 31, 2007. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

11.
Subsequent Events- On May 2, 2007, the Company entered into a Sublease with First American Default Management Solutions LLC for new office space located at 2099 S. State College Boulevard, Suite 210, Anaheim, California 92806. The lease expires on April 30, 2009. The monthly rent is $9,637 and the Company pays $104 per month for use of the furniture systems that were in place at time it executed Sublease. Starwood O.C. Portfolio VII, L.L.C. (Newport Federal) is the Master Lessor and First American Default Solutions LLC is the Sub Lessor by virtue of a Master Lease. The Sub Lease has been executed by the Sub Lessor and the Company expects it to be approved by the Master Lessor, and to take possession of the premises prior to June 1 2007.

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

All comparisons below are for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006.

The Company

Naturade, Inc. (the “Company”) develops and markets branded natural products. The Company is focused on innovative products designed to nourish the health and well-being of consumers.

The Company competes primarily in the market for natural, nutritional supplements. The Company’s products include:

•	Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders;

•	Naturade® protein powders;

•	Diet Lean® products focused on the low carb dieter;

•	Ageless Foundation Laboratories the Anti-Aging Company® anti-aging products;

•	Symbiotics® Colostrum products; and

•	Other niche dietary supplements.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Matter (see Note 1), such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Matter. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Matter will be segregated and classified as liabilities subject to compromise in the March 31, 2007 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Matter for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company has an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, are classified as liabilities subject to compromise in the March 31, 2007 balance sheet. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Matter as reorganization items in its statement of operations for the three months ended March 31, 2007. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP.

Basis of Presentation The accompanying condensed balance sheet at March 31, 2007 and the condensed statements of operations and cash flows for the three months ended March 31, 2007 and 2006 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which  (except for the extinguishment of debt discussed in Note 3, which recorded as reorganization income) consist only of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2006 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 18, 2007.

On September 25, 2006, The Company's Common Stock was de-listed from the over-the-counter Bulletin Board and now trades on the "Pink Sheets."

Change in Control

Recapitalization/Change in Control — On August 10, 2006, Quincy Investments Corp. (“Quincy”), the principal shareholder of the Company, subsequent to executing a Letter of Intent of July 26, 2006 with Redux to transfer to Redux, Quincy’s controlling interest in Naturade, as reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, entered into the Quincy Transfer Agreement (“the Quincy Transfer Agreement”) pursuant to which:

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

On August 31, 2006 Laurus entered into an agreement with Redux, the principal shareholder of the Company, (the “Redux Agreement”) pursuant to which:

•	Laurus Master Fund, Ltd. (“Laurus”) transferred 1,050,000 shares of the Company’s common stock to Redux;
•	Laurus transferred warrants to purchase 1,500,000 shares of the Company’s common stock at $0.80 per share to Redux which were cancelled upon transfer; (“Laurus Warrant”)
•	Laurus transferred an option to purchase 8,721,375 shares of the Company’s common stock at $0.001 per share to Redux (“Laurus Options”); and
•	Redux issued 574,787 shares of Redux common stock to Laurus, subject to certain provisions for anti-dilution and piggy back registration rights.

On November 16, 2006, Redux acquired 500,000 shares of the Company’s common stock and warrants to purchase 3,647,743 shares of common stock from Liberty Company Financial, LLC (“Liberty”) and in exchange issued to Liberty 28,116 shares of Redux common stock.

 On January 3, 2007, Redux and Howard Shao entered into an agreement to exchange 23, 413 shares of Redux Holding, Inc’s restricted common stock for any and all of Mr. Shao’s “equity and/or debt instruments issued him and/or amounts owed him by Naturade, Inc. This exchange included 1,000,000 shares of Company’s restricted common stock, unissued, but owed Mr. Shao under prior agreements. The 1,000,000 shares of Company restricted common stock have since been issued to Redux. See Exhibit 10.82

On April 13, 2007, Redux issued Laurus a cashless warrant to purchase up to 700,000 shares of Redux common stock, in consideration of Laurus waving all default interest of the Company’s accrued default interest and fees.

As a result of the transactions described above, Redux controls voting rights of 30,550,000 shares of the Company’s common stock and 4,200,000 shares of Series C, or 70.5% of the voting power of the Company’s common stock, 20.0% of the voting power of the Series C, and 54% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C are entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Redux has the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above. If the Laurus Options are included, these percentages increase.

The Company’s reorganization plan as approved by the court is expected to become effective in May 2007. Once the plan becomes effective (the “Effective Date”), all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will issue Redux enough shares of restricted common stock to give Redux a 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company.

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

For the three months ended March 31, 2007 and 2006, distributor and promotional allowances were $0, or.0 % of gross sales, and $297,706 or 7.0% of gross sales, respectively.

•	Damages and Returns

In the three months ended March 31, 2007 and 2006, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends. For the three months ended March 31, 2007 and 2006, damages and returns charged against revenues were $60,775, or 4.1% of gross sales, and $167,600, or 3.9% of gross sales, respectively. The increase as a percentage of sales is related principally to lower sales levels coupled with increased retailer returns related to the Company’s Chapter 11 filing.

The following is a summary of the unaudited damages and returns reserve:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Beginning balance	$736,985	$55,067
Provision for damages and returns	(57,892)	167,600
Actual damages and returns during the period	60,775	172507
Ending balance	$618,318	$50,160

Damages and returns are typically immaterial to the Company’s overall results. As the majority of returns represent consumer returns, which trail sales by about a month, the reserve has been set based upon specific review of potential returns which are higher than normal as a result of the Company’s Chapter 11 filing.

•	Cash Discounts

Cash discounts are recorded as deducted by customers from remittances, as the customer does not earn them until the customer pays according to terms.

For the three months ended March 31, 2007 and 2006, cash discounts were $24,907 or 1.5% of gross sales, and $34,889 or 0.8% of gross sales, respectively.

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

For the three months ended March 31, 2007 and 2006, slotting costs were $9,771, or .6 % of gross sales, and $43,388, or 1.0% of gross sales, respectively.

•	Coupon and Rebate Redemption

Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates.

For the three months ended March 31, 2007 and 2006, coupon and rebate costs were $-0- and $141, respectively.

Inventory Valuation . Merchandise inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company considers cost to include the direct cost of finished goods provided by co-packers as well as the cost of those components supplied to the co-packers. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes analyses of forecast sales levels by product and historical demand. The Company writes off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value and result in a new cost basis in such inventory until sold. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-down may be required, and would be reflected in cost of sales in the period the revision is made.

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

 Results of Operations

Major trends that affected the Company’s results of operations in 2007

The major trends affecting the Company’s results of operations in the first three months ended March 31, 2007 included the following:

•
The Company’s filing for protection under Chapter 11 Bankruptcy has had a negative effect on the Company’s ability to purchase inventory for the three months ended March 31, 2007. The Company believes this trend is likely to continue until the Chapter 11 Matter is resolved..

•
The Company’s lack of sufficient cash to maintain proper inventory levels has had a negative effect on the Company’s revenues for the three months ended March 31, 2007. The Company believes this trend is likely to continue unless the Company obtains sufficient capital to bring inventory levels back to historical levels.

The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Three Months Ended March 31,		Percentage Dollar Increase (Decrease) Three Months Ended March 31,
	2007	2006	2007	2006
Net sales	100%	100%	(63%)	30%
Gross profit	35%	49%	(73%)	36%
Selling, general and administrative expenses	101%	54%	(31%)	29%
Depreciation & amortization.	6%	7%	(147%)	77%
Operating loss	(72%)	(12%)	124%	(93)%
Interest expense	5%	5%	(67%)	896%
Net Income (loss) before provision for income taxes	64%	(34%)	(169)%	(312)%
Provision for income taxes	0%	0%	100%	0%
Net Income (loss)	64%	(34%)	(169)%	(311)%

Net Sales

Net sales for the three months ended March 31, 2007 of $,1,397,890 decreased $2,397,622 or 63.2% as compared to net sales of $3,795,512 for the three months ended March 31, 2006. The decrease in net sales for this period is due principally to the Company’s filing for protection under the US Bankruptcy Code. The filing resulted in a disruption in shipping due to lack of capital to purchase sufficient inventory levels and an inability to maintain traditional order fill ratios.

Net sales are calculated based upon gross revenues less certain allowances.

For the three months ended March 31, 2007, distributor and promotional allowances were $0, or .0% of gross sales, compared to $297,706, or 7.0% of gross sales, for the same period in 2006. The change in distributor and promotional allowances as a percent of gross sales was a result of the Company’s inability to provide discounts as a result of the constraints imposed by the Company’s Chapter 11 filing. Damages and returns for three months ended March 31, 2007 were $60,775 or 4.1% of gross sales, as compared to $167,600, or 3.9% of gross sales, for the three months ended March 31, 2006. Lower sales in the mass market have resulted in lower returns. Cash discounts for the three months ended March 31, 2007 were $24,907 or 1.7% of gross sales, as compared to $34,889, or 0.8 % of gross sales, in the same period of 2006. Cash discounts for the three months ended March 31, 2007 decreased due to lower collections during the period. Slotting charges related to new distribution for the three months ended March 31, 2007 were $9,971, or .6% of gross sales, as compared to $43,888, or 1.0% of gross sales, in the same period of 2005 There were no significant new slotting charges in the three months ended March 31, 2007 because the Company did not introduce new products during the period. Coupon and rebate redemption for the three months ended March 31, 2007 was $-0-, as compared to $141 in the same period of 2006.

Mass Market Net Sales. For the three months ended March 31, 2007, mass market revenues decreased $929,616 or 64.5% to $511,546 from $1,441,162 for the three months ended March 31, 2006. The decrease in net sales during the period is related to the decreased sales of the ReVivex® brand during the period due to the lack of promotional funds available for consumer advertising coupled with decreased inventory availability due to the Company’s Chapter 11 filing. The ReVivex® brand is being discontinued. In addition, reduced inventory availability as a consequence of bankruptcy reduced sales in the period to mass market customers.

Health Food Net Sales. For the three months ended March 31, 2007, health food channel net sales decreased $1,488,006, or 63.2%, to $866,344 from $2,354,350 for the three months ended March 31, 2006.The sales decrease is principally related to sales of Ageless and Symco brands partially offset by reductions in sales of core protein powders related to lower fill rates on customer orders as a result of cash restrictions on inventory purchases.

Channels of Distribution. On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 63.4% for the health food channel and 36.6 % for mass market channel for the three months periods ended March 31, 2007 as compared to 62.0% for the health food channel and 38.0% for the mass market channel, respectively, for the same period in 2006. The change in sales by channel is principally related to the sales of Ageless and Symco brands which are principally sold through the health food channel coupled by the decline in ReVivex® brands in the mass market channel. For the three months ended March 31, 2007, domestic net sales decreased $2,481,408 or 66.6%, to $1,243,493 from $3,724,901 for the three months ended March 31, 2006. The decrease in domestic net sales is principally due to Sales shortfalls in the mass and health channels.. For the three months ended March 31, 2007, international sales increased $83,786 or 118.7% to $154,397 from $70,611. International sales for the both periods increased principally due to the expansion of the Ageless and Symco products to international customers in the fourth quarter of 2006 which continued to grow during the three months ended March 31, 2007.

Gross Profit

Gross profit for the three months ended March 31, 2007 decreased $ 1,369,161 or 73.2 % to $500,316 for the same period in 2006. The decrease for the period is principally a result of decreased revenues for the period along with decreased margins from sales of Symbiotics and Ageless products versus the Company’s core products. Gross profit, as a percentage of sales decreased from 49.3% to 33.4% of net sales in the three month period ended March 31, 2007compared to the three month period ended March 31, 2006, due to lower margins related to increased costs to purchase product due to vendor changes related to the Chapter 11 filing.

Operating Costs and Expenses

Operating costs and expenses for the three months ended March 31, 2007 decreased by $814,837 to $1,501,103, 35.2% of net sales, from $2,315,941, or 61.0% of net sales, for the same period in 2006. Operating expenses decreased as a result of the Company’s continuing efforts to reduce costs to be in line with current revenue levels. New Company management took immediate action from August 2006 to cut operating costs including;

•	Reduction of monthly facility lease expense from approximately $540,000 per year to approximately $120,000 per year.
•	A reduction in staffing resulting in an annual cost reduction of more than $1,000,000.

Interest Expense

Interest expense for the three months ended March 31, 2007 decreased $575,281 to $279,559 from $854,480 compared to the same period in 2006 principally due to a reduction in the amortization of deferred financing fees and debt discounts of $438,293 in 2007 as compared to the same period in 2006. The amortization is related to the recapitalization of the Registrant coupled with the acquisitions of Symbiotics and Ageless. The remainder of the decrease is related principally to the cessation of interest charges on certain debt subject to compromise in accordance with the Company’s Chapter 11 filing.

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

The Company’s operating activities used cash of $139,490 in the three ended March 31, 2007, compared to cash used of $139,814 from operating activities in the three months ended March 31, 2006. This decrease in cash used from operating activities is primarily due to the increase in cash provided by accounts payable of $751,085 and cash provided of $348,461 by accounts receivable and a decrease in liabilities subject to compromise of $2,598,310 during the period, partially offset of cash net loss of $1,000,788 before non-cash charges for depreciation and amortization .

Net cash provided by inventories was $6,337 for the three months ended March 31, 2007, compared with net cash used by inventories of $6,041 for the three months ended March 31, 2006. The ongoing shortage of cash required management to reduce inventories during the first nine months of 2006.

Net cash provided by accounts receivable was $348,461 for the three month period ended March 31, 2007 compared to net cash used by accounts receivable of $401,448 for the same period of 2006, principally due a lower sales three months ended March 31, 2007 versus the same period in 2006. General customer terms, receivable days outstanding and the Company’s collection policies have remained constant. Net cash provided by accounts payable and accrued expenses was $998,233 for the three month period ended March 31, 2007 compared to net cash provided of $740,530 for the same period of 2006, principally due to an increase in accounts payable vendor days outstanding as a result of the Company’s cash position during the period.

The Company’s working capital deficit increased $1,062,281 from $1,728,224 at December 31, 2006 to $2,790,505 at March 31, 2007. This increase was largely due to a decrease in accounts receivable of $348,461 related to decreased sales during the period coupled with an increase in accounts payable of $751,085 and an increase in accrued expenses of $247,148 due to the difficulties in purchasing inventories due to the cash constraints on the Company partially offset by repayments of $309,702 on the revolving debt during the period.

For the three months ending March 31,2007 the provision for excess and obsolete inventory increased by $59,182 to $79,182 from, $20,000 compared to the same period in 2006..

The Company’s cash provided by financing activities was $ 86,369 for the three months ended March 31, 2007, compared to cash provided by financing activities of $124,073 for the same period of 2006.

As of March 31, 2007, the Company was in compliance with all of the covenants of the Credit Agreement with Laurus.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2007, the Company had an accumulated deficit of $39,755,928, and a stockholders’ capital deficiency of $16,760,638. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2006 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s liquidity would be adversely affected if the Company commits a default under the Financing Agreement and Laurus exercises its right to terminate, or demand immediate payment of all amounts outstanding under, the Financing Agreement as a result of a default. In addition, if the Company continues to incur declines in revenues, the Company could encounter a shortage in cash reserves required to meet current commitments. This could result in the Company being unable to obtain products necessary to fulfill customer orders. The Company has raised additional capital through the financing with Laurus as described in Note 6. The Company and/or its principal shareholder are seeking to raise additional capital. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders. Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at March 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Laurus Term Loan (a)	$1,864,466	$539,614	$1,324,852
Health Holdings Loan (a)	$2,,079,508		778,909	454,364	846,235
Revolving Credit (a)	1,345,718	1,345,718	-	-	-
Unsecured Creditors	6,746,112	185,675	557,025	6,003,412	-
Total Contractual Cash Obligations	$12,035,804	$2,071,007	$2,660,786	$6,457,776	$846,235

____________

(a) Includes interest.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of of FASB Statement No. 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on dercognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company determined that no cumlative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. The Company’s unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company’s income tax provision in future periods. Changes in the Company’s unrecognized tax benefits during the three months ended March 31, 2007 were immaterial.

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

The Company, as Debtor, has recently reached a consensual agreement among the Creditor’s Committee, its lender Laurus, and Health Holdings, to amend the plan to allow the Plan to go effective with an initial $1,500,000 cash infusion and the balance of $500,000 within 90 days. This motion will be heard by the Court on May 16 and is expected to be entered by the Court with the support of all parties. If for any reason this funding is not made to make the Plan effective, this could have an adverse impact on the company, its share price and whether the
Company can continue as an on going concern.

The Company may incur future losses which may affect its ability to continue as a going concern.

The Company had a net loss of approximately $1.9 million, $ 402,000, $3.7 million, and $11.3 million for the fiscal years ended December 31, 2003, 2004, 2005, and 2006, respectively, and net income of approximately $368,000 for the fiscal year ended 2004. At March 31, 2007, the Company had an accumulated deficit of $39,755,928, and a stockholders’ capital deficiency of $16,760,638. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, the Company could be forced to cease operations and investors in its common stock could lose their entire investment. The Company’s independent registered public accounting firm issued a going concern opinion on the Company’s December 31, 2006 financial statements by including an explanatory paragraph in which they expressed substantial doubt about its ability to continue as a going concern.

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

The Company’s three largest customer’s together account for 39.8% of net sales for the three months ended March 31, 2007. One mass market customer, Wal-Mart/Sam’s Club, represented approximately 18% of the Company’s net sales, and two health food distributors, United Natural Foods, Inc. (“UNFI”) and Tree of Life, Inc., accounted for 16% and 6%, respectively, of the Company’s net sales, during the three months ended March 31, 2007. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers have experienced financial difficulties. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, due to the Chapter 11 Bankruptcy, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which may cause net sales to decline. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

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

Although traditionally Naturade has been a marketer for the health food market, the Company recently built a presence in the mass market. While yielding increased revenue, selling to the mass market has also resulted in significant risks and losses for the Company. Compared to sales in the health food market, the aggregate volume of mass market orders can vary significantly from period to period and tends to be more sensitive to short-term or local variations in market conditions. The instability can make planning difficult and can cause unexpected reductions in sales, or in orders that exceed the Company’s short-term capacity, in either case resulting in lost revenue. Failure to manage the costs and risks associated with the mass market could cause material adverse harm to the Company’s business.

Certain stockholders have the ability to control the Company and have other substantial rights, preferences and privileges.

Assuming the Redux cash infusions are received by the Company, Redux, as the owner of 95% of the outstanding equity of the Company will control the Company. As a result, Redux will have the ability to elect all of the Company’s directors, control the outcome of all matters requiring stockholder approval and control the Company’s management and affairs.

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

Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors of currently existing products, as well as new formulations or configurations such as Diet Lean®. The Company experiences significant costs in formulating new products, designing packaging and merchandising. There can be no assurance that consumers and retailers will accept its new products. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

The Company’s stock price may be subject to significant fluctuations.

Trading in the Company’s common stock is low in volume. The market price of the Company’s common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. For the five trading days ended March 31, 2007, the average daily trading volume of its common stock was 0 shares, compared to the up to 64,490,618 additional shares for which the Company has granted registration rights. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by the Company’s independent registered public accounting firm, which may cause the Company’s stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company’s common stock.

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

ITEM 3 . Quantitative and Qualitative Disclosures About Market Risk.

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

The Company’s long-term debt primarily consists of a (i) a line of credit facility of $4,350,000 consisting of a $1,350,000 term loan combined with $3,000,000 revolving debt with Laurus entered into on July 27, 2005, and amended on January 11, 2006 and $1,050,000 borrowed under a Loan Agreement with investors entered into on April 14, 2003. The line of credit bears interest at prime rate plus 2% and the Investor Notes bear interest at 15% per annum.

For the three months ended March 31, 2007, the interest expense on the line of credit was $64,080; if the interest rate were to increase by one percent, this would result in an interest expense of $40,571 for the three months ended March 31, 2007.

ITEM 4 . Controls and Procedures.

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

The Company has fully accrued the amounts claimed in these suits as of March 31, 2007. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

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

The claims against Naturade were settled in the BK. Neither Redux nor any other of its Affiliates, except Naturade, were a party to the Ageless litigation. Redux did not make the contracts allegedly breached, was not involved with Naturade at the time the Ageless acquisition happened, and is only a shareholder of Naturade.

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company discontinued the accrual for the remaining rent as of August 31, 2006 as the lease was rejected by order of the bankruptcy on August 31, 2006. Accrued rents remaining unpaid as of August 31, 2006 are included in Liabilities Subject to Compromise as of March 31, 2007.

The Company has fully accrued the amounts claimed in these suits as of March 31, 2007 and has included such amounts in Liabilities Subject to Compromise. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

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

b) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp.: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 (Orange County Superior Court, State of California, Case No.: 07CC02752). Filed on February 9, 2007. This lawsuit was initiated by the Company to seek compensation and damages relating to Breach of Fiduciary Duty, Breach of Contract, Fraud, Conversion, Breach of the Implied Covenant, Negligence, Accounting, and Declaratory Relief from several former directors and entities with which the Company had contractual relationships. The Company seeks compensatory and punitive damages against each defendant. A trial for this matter has not yet been set. Related to this litigation, on December 8, 2006, Quincy Investments, Inc. filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the approximate amount of $350,000.00 (“Quincy Claim”). The Company disputes the Quincy Claim, and has filed a formal objection to the Quincy Claim. This matter is pending in Bankruptcy Court.

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

e) Naturade, Inc. v. United Parcel Service, Inc. (United States Bankruptcy Court, Adversarial Case No.: SA07-1056RK) Filed on February 14, 2007. On November 6, 2006, UPS filed a proof of claim asserting an unsecured claim in the amount of $11,997.96 (“UPS Claim”). On February 14, 2007, the Company filed a complaint against UPS to avoid and recover approximately $22,784.68 of preferential transfers of property under Bankruptcy Code Sections 547 and 550 (“UPS Complaint”). On April 9, 2007, the Company filed and served a motion seeking court approval of a settlement agreement with UPS that provides for UPS to pay the Company $3,500.00 and waive any and all other claims against the Company as consideration for the Company’s dismissal of the UPS Complaint with prejudice. This motion was approved by the Court and the Company received settlement of $3,500 from UPS in May 2007 bringing finality to this matter

f) Claims and Other Bankruptcy Related Litigation: The Company anticipates that objections to numerous claims filed against the Company’s bankruptcy estate will be prepared and prosecuted by the Company in or about April 2007 based on several factual and legal grounds, which should result in the reduction or elimination of certain claims filed in the bankruptcy case.  In addition thereto, the Company may commence additional adversary actions, including actions for avoidance and recovery of preferential transfers against certain of the Company’s pre-petition date creditors.

g) Invensys Systems, Inc. v. Pinnacle Marketing Concepts, Inc., et al (Orange County Superior Court, Case No. 07CC00470):
On or about March 23, 2007, Invensys Systems, Inc., a sublandlord, in the chain of possession of the premises located at 601 Valencia Avenue, Brea, California 92823, serviced a three day notice to pay rent or quite. . The Company’s bankruptcy attorney promptly sent a response that a bankruptcy stay was in place and the sublandlord was prevented as a matter of law with proceeding to evict the Company. Subsequently, the sublandlord filed an Unlawful Detainer against a number of subtenants, including the Company. The Company has not been served with the Complaint and therefore dose not have to file an Answer. The Company has signed a lease for new premises and believes it will be out of the Valencia location before the end of May. Further, the Company’s sublease agreement is with One World Science Inc. and not with the Plaintiff and there is no privity of contract. The Company is in good standing with its sublandlord, One World Science Inc.

The Company has fully accrued the amounts claimed in these suits (except for the Invensys suit) as of March 31, 2007. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

ITEM 1A  . Risk Factors.

See “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a description of the Company’s risk factors.

ITEM 2  . Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

ITEM 3  . Defaults Upon Senior Equity Securities  .

NONE.

ITEM 4  . Submission of Matters to a Vote of Security Holders  .

NONE

ITEM 5  . Other Information  .

NONE

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 14, 2007, Karen M. Muller was elected to the Naturade Board of Directors and appointed as Chair of the Compensation and Governance Committee.

Karen M. Muller Bio. Ms. Muller graduated from Fordham Law School, as a member of the Fordham Law Review, and holds a B.A. in Economics, summa cum laude, from Hunter College of the City University of New York. Ms. Muller has over 20 years experience in the investment banking and financial services industry. Ms. Muller has been a consultant to Redux, the controlling shareholder of Naturade, since July 2006.  Since November 2004, Ms. Muller also has been a principal and part owner of Cerius Consulting Group, Inc., based in Orange County. From May 2003 until November 2004, Ms. Muller worked with the Newport Beach based investment banking firm Capital Asset Advisors. From October 1999 until February 2003, Ms, Muller was Chief Administrative Office and General Counsel of Epoch Networks, Inc. where she helped complete the restructuring and sale of Epoch’s Internet Service Provider business. Prior to joining Epoch, for ten years, Ms. Muller was Managing Director with Lehman Brothers. Prior to Lehman Brothers, Ms, Muller was an associate at the Wall Street law firm Cahill, Gordon & Reindel, where she worked on corporate finance and M&A transactions. She holds the title Director Emeritus of the Forum for Corporate Directors, for which she established an ISS approved board governance training program.  Ms. Muller previously served on the Naturade Board from August 11, 2006 until April 12, 2006.

ITEM 6 . Exhibits

(a) Exhibits

Exhibit Number	Document
**10.82	Letter Agreement dated January 3, 2007 between Redux Holdings, Inc and Howard Shao

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: May 15, 2007	By	/s/ Richard Munro
Richard Munro
Chief Executive Officer

DATE: May 15, 2007	By	/s/ Adam Michelin

Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Document
**10.82	Letter Agreement dated January 3, 2007 between Redux Holdings, Inc and Howard Shao

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.