Form 10-Q
period 2007-06-30
NATURADE INC
filed 2007-09-04
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from ____________to __________

Commission File Number: 33-7106-A
________________

NATURADE, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2442709
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2099 S. State College Blvd., Suite 210, Anaheim, CA	92806
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 860-7600
________________

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

As of August 15, 2007 43,332,733 shares of the registrant’s Common Stock were issued and outstanding.

FORM 10-Q

QUARTERLY REPORT
Quarter Ended June 30, 2007

Part I. Financial Information
Item 1. Financial Statements

NATURADE, INC.
Debtor in Possession
Condensed Balance Sheets
As of June 30, 2007 (Unaudited) and December 31, 2006

ASSETS
	June 30, 2007	December 31, 2006
	(Unaudited)

Current assets:
Cash and cash equivalents	$41,391	$80,713
Accounts receivable, net	440,520	838,381
Inventories, net	250,084	258,981
Prepaid expenses and other current assets	66,843	56,101
Total current assets	798,838	1,234,176

Property and equipment, net	43,189	51,547
Customer lists, trademarks and formulations, net	255,287	419,266
Deferred financing fees, net	445,380	1,239,900
Other assets	24,821	3,664
Total assets	$1,567,515	$2,948,553

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$2,266,466	$777,307
Accrued liabilities	645,973	499,428
Revolving credit line	494,506	1,276,570
Current portion of long-term debt	522,581	409,095
Total current liabilities	3,929,526	2,962,400

Long-term debt, less current maturities	2,426,296	2,015,905

Total liabilities not subject to compromise	6,355,822	4,978,305

Liabilities subject to compromise (Note 2)	6,746,112	9,344,422

Total Liabilities	13,101,934	14,322,727

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $5,290,000 at June 30, 2007 and $3,910,000 at December 31, 2006;
par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding,
21,000,000 shares at June 30, 2007 and December 31, 2006 ($21,000,000 redemption
value).	6,970,000	5,590,000

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 43,332,733 at June 30, 2007 and
December 31, 2006.	4,334	4,334
Non-Voting Common stock, par value $0.0001 per share; authorized,
2,000,000 shares; issued and outstanding, 117,284 shares at June 30, 2007 and
December 31, 2006.	12	12

Additional paid-in capital	22,990,945	22,990,945
Accumulated deficit	(41,499,710)	(39,959,465)
Total stockholders' deficit	(18,504,419)	(16,964,174)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$1,567,515	$2,948,553

See accompanying notes to condensed financial statements.

NATURADE, INC.
(DEBTOR-IN-POSSESSION)
Condensed Statements of Operations for the Three and Six Months
Ended June 30, 2007 and June 30, 2006(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$1,330,394	$2,786,622	$2,728,284	$6,582,134
Cost of sales	968,764	1,444,236	1,866,347	3,370,271
Gross profit	361,630	1,342,386	861,937	3,211,863

Costs and expenses:
Selling, general and administrative expenses	1,097,939	2,316,067	2,512,340	4,370,763
Depreciation	3,647	15,470	8,358	42,581
Amortization	81,989	233,333	163,979	466,667

Total operating costs and expenses	1,183,575	2,564,870	2,684,677	4,880,011

Operating loss	(821,945)	(1,222,484)	(1,822,740)	(1,668,148)

Other income(expense):
Impairment of Goodwill	-	(2,694,357)	-	(2,694,357)
Reorganization income	-	-	2,172,644
Other income (expense)	15,080	(8,950)	16,534	(7,818)
Total other income(expense)	15,080	(2,703,307)	2,189,178	(2,702,175)

Interest expense:
Interest	63,569	172,373	128,233	374,025
Amortization of deferred financing fees	183,555	533,303	398,450	1,186,491
Total Interest Expense	247,124	705,676	526,683	1,560,516

Loss before provision for income taxes	(1,053,989)	(4,631,467)	(160,245)	(5,930,839)
Provision for income taxes	-	-	-	800

Net loss	$(1,053,989)	$(4,631,467)	$(160,245)	$(5,931,639)

Less:
Deemed Dividend-Series C	$(690,000)	$(690,000)	$(1,380,000)	$(1,380,000)

Net Loss Attributable to Common Shareholders	$(1,743,989)	$(5,321,467)	$(1,540,245)	$(7,311,639)

Earnings (loss) per share- basic	$(0.04)	$(0.12)	$(0.04)	$(0.17)
Earnings (loss) per share-diluted	$(0.03)	$(0.12)	$(0.03)	$(0.17)

Weighted Average Number of Shares used in Computation of
Earnings ( loss) per share- basic	43,443,733	43,332,733	43,443,733	43,332,733
Earnings ( loss) per share -diluted	51,729,039	43,332,733	51,722,646	43,332,733

See accompanying notes to condensed financial statements

Naturade, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2007 and June 30, 2006 (Unaudited)

	Six months	Six months
	Ended	Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income ( loss)	$(160,245)	$(5,931,639)
Adjustments to reconcile net income ( loss )to
net cash used in operating activities:
Depreciation and amortization	172,337	509,248
Amortization of loan discounts and deferred financing fees	398,450	1,186,491
Issuance of common stock for consulting	-	440,578
Stock Based Compensation	-	65,733
Impairment of goodwill	-	2,694,357
Changes in operating assets and liabilities:
Accounts receivable	397,861	187,784
Inventories	8,897	163,208
Prepaid expenses and other current assets	(10,742)	(43,413)
Other assets	(21,157)	(582)
Liabilities subject to compromise	(2,598,310)	-
Accounts payable and accrued liabilities	1,635,704	1,157,120
Net cash provided by (used in) operating activities	(177,205)	428,885
Cash flows from investing activities:
Purchase of property and equipment	-	(18,289)
Acquisitions	-	(40,785)
Net cash used in investing activities		(59,074)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(782,064)	(961,003)
Payments of long-term debt	-	(139,679)
Proceeds from issuance of debt to related parties	-	350,000
Deferred financing fees	396,070	(260,249)
Proceeds from term loan	523,877	590,909
Net cash provided by (used in) financing activities	137,883	(420,022)
Net increase (decrease) in cash and cash equivalents	(39,322)	(50,211)
Cash and cash equivalents, beginning of period	80,713	95,398
Cash and cash equivalents, end of period	$41,391	$45,187

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$124,591	$169,380
Income taxes	$-	$800

Non-cash financing transactions:
Deemed dividend-Series C	$1,380,000	$1,380,000

See accompanying notes to condensed financial statements.

 NATURADE, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Financial Statements
(Unaudited)

1.
Basis of Presentation and Going Concern — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying condensed balance sheet at June 30, 2007 and the condensed statements of operations and cash flows for the periods ended June 30, 2007 and 2006 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of a normal recurring adjustments (with the exception of the extinguishment of debt discussed in Note 2 which is recorded as reorganization income), necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2006 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 17, 2007.

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

The accompanying condensed financial statements have been prepared in accordance with GAAP applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Bankruptcy such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Bankruptcy. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Bankruptcy have been segregated and classified as liabilities subject to compromise in the June 30, 2007 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

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

On September 25, 2006, The Company's common stock was de-listed from the over-the-counter Bulletin Board and now trades on the "Pink Sheets." The Company filed a 15c 2-11 statement with NASD in June 2007, and is still in the comment stage, to try to regain listing on the over-the-counter Bulletin Board.

Since September 2006, the Company has sought consensual agreement with its secured lender, other secured parties and the committee of unsecured creditors. The parties reached consensual agreement on the Company’s Fifth Amended Plan of Reorganization (the “Plan”) which was heard in Bankruptcy Court on February 28, 2007 and approved by the United States Bankruptcy Court, Central District of California, Santa Ana Division (Case No. SA 06-11493 RK). The Plan received support from the Company’s creditors and shareholders, as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee. While no assurances can be made, the Company hopes its Plan will become effective and to emerge from Chapter 11 in the latter part of 2007 (the “Effective Date”). It is currently in negotiations with several potential investors, who would provide the funding required under the Plan, but no definitive agreements have been reached.. A copy of the Plan may be accessed at www.winthropcouchot.com/client_files.php under client documents - Naturade. The Company management is continuing to inform all of its creditors including Laurus Master Fund (“Laurus”), the senior secured creditor, of the efforts being made by the Company to secure funding and they have all indicated their continued support. Based on its communications with Laurus, the Company expects Laurus’ continued financial support pending potential funding of the Plan.

The Company expects to remain a fully reporting publicly traded company. At that time, the Company may qualify for fresh start reporting under SOP 90-7.

The Company’s Plan, as currently approved, provides for a recapitalization of the Company with the Company’s controlling shareholder, Redux Holdings, Inc. providing substantial cash infusion to meet the Company’s future working capital needs. In addition to a comprehensive debt restructuring, the reorganization plan features an equity allocation and the Plan allows for the retention of an equity interest by existing shareholders in the Company. The Plan also provides that upon effectiveness,, All Company Series C Preferred shares, along with its voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company would then issue to Redux enough shares of restricted common stock to give Redux 95% equity and voting interest in the Company, with all remaining shareholders will have a total of 5% equity interest in the Company. Although it is possible that that Redux will be providing the cash infusion for working capital needs, it is also possible that an investment will come from another investor. The Plan would need to be amended to reflect any changes.

Going Concern
The Company is currently operating under Chapter 11 of the U.S. Bankruptcy Code and continuation as a going concern is contingent upon, among other things, the Company’s ability to (i) get the plan effective(ii) return to profitability; (iii) generate sufficient cash flows from operations; and (v) obtain financing sources to meet the Company’s future obligations. These matters create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Additionally, the Plan could materially change amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 bankruptcy. The Company’s continuation as a going concern will depend on refinancing pursuant to the Plan, continuing tight management of cash and profitable operations and continuing to obtain favorable credit terms from vendors. Management expects that vendors will begin to extend further credit after the Company emerges from bankruptcy with refinancing, and that the company will return to normal levels of customer order fill rates once these terms are established and be profitable with a lower overhead structure. Additionally, Company management has taken cost containment measures to reduce operating costs including reduction of monthly facility lease expense from approximately $540,000 per year to approximately $120,000 per year, and reduction in staffing resulting in an annual cost reduction of more than $1,000,000. While no assurances can be made, the Company hopes it court approved plan, to become effective in the latter part of 2007. The Plan provides for a recapitalization of the Company with the Company’s controlling shareholder, Redux Holdings, Inc. providing substantial cash infusion to meet the Company’s future working capital needs and allow the Company’s continuation as a going concern. As discussed above, it is possible Redux will be providing a substantial cash infusion and and it is also possible that another investor will be providing the capital.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2.
Liabilities Subject To Compromise and Reorganization Items — Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These estimated claims are reflected in the June 30, 2007 and December 31, 2006 Balance Sheets as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

The Company has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including approval to pay payroll and other business related expenses of ongoing employees in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of June 30, 2007 and December 31, 2006.

The liabilities subject to compromise consisted of the following items:

	June 30, 2007 (Unaudited)	December 31, 2006

Accounts payable	$5,125,453	$5,155,049
Notes payable for acquisitions	-	2,663,206
Accrued Interest	539,835	695,343
Notes payable to related parties	908,381	658,381
Accrued commissions	172,443	172,443
Total Liabilities Subject to Compromise	$6,746,112	$9,344,422

On February 28, 2007, Naomi Balcombe and Ageless entered into an Assignment of Claim Agreement (the Agreement) with Redux for the assignment of their rights, title and interest in, to and under the Claim. The aggregate amount of the claim as filed with the Bankruptcy Court was $1,248,234, of which $600,000 was claimed by Naomi Balcombe and $648,234 was claimed by Ageless.

In consideration for the assignment, Redux paid $250,000, of which $100,000 was deposited on February 9, 2007 in a trust account, with the deposit due to be released upon the entry of an order of the Bankruptcy Court, prior to June 1, 2007 confirming the Plan and such order being final and non-appealable (the Order); the remaining $150,000 was paid in the form of a Secured Promissory Note (the Note). The deposit was released on March 26, 2007.

As such, a provision of $998,234 to write-down the carrying value of the note from $1,248,234 to $250,000 (which represents the consideration paid by Redux and reimbursable by the Company) was recorded as of March 31, 2007, which is classified as reorganization income in the accompanying statement of operations for the six months ended June 30, 2007. The related accrued interest of $131,447 at August 31, 2006 was also written off as of March 31, 2007.

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

Therefore, based on the above and advice received, the note has been extinguished in bankruptcy and the management believes that the Company has no further liability on the note and as such, at June 30, 2007 the Company has written off to reorganization income the outstanding balance on the note of $1,414,972, the related deferred financing fees of $279,207 and has reversed the deferred interest expense of $116,864 that was recognized during the six months ended June 30, 2007.

Reorganization Items
Reorganization items are presented separately in the Condensed Statement of Operations and represent items of expense that are realized or incurred by the Company because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

3.
Impairment - On June 30, 2007, based upon the Company's assessment and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company concluded that the carrying value of the intangible customer lists associated with the Ageless and Symco acquisitions (see Note 7), did not exceed the fair market values as determined by the Company’s assessment of the estimated future discounted cash flows. Consequently, no impairment charge was recognized during the six months ended June 30, 2007.

4.
Inventories — Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007 (Unaudited)	December 31, 2006

Raw Materials	$49,879	$49,879
Finished Goods	256,466	290,748
Subtotal	306,345	340,627
Less: Reserve for Excess and Obsolete Inventories	(56,261)	(81,646)
	$250,084	$258,981

5.
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

Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility has a term of three years ending on July 26, 2008. As part of the Chapter 11 restructuring, Laurus has agreed to extend the period for the repayment for the Term Loan to be repaid in equal monthly installments beginning the first day of the first full month following the Effective Date of the Plan through and including January 2010. The financing facility carries an interest rate of prime plus 2% per annum (10.25% at June 30, 2007), subject to certain reductions based upon growth of the Company’s stock price.

The Company is subject to certain reporting covenants (such as the timely filing of financial reports with the Securities and Exchange Commission, monthly financial reporting deadlines and collateral reporting), is required to obtain Laurus’ approval of certain actions (such as incurring additional indebtedness, making any distribution on or repurchasing any common stock or merging with or purchasing any assets of stock of any person) and has granted Laurus a right of first refusal with respect to certain future financings. The Company is in compliance with all covenants at June 30, 2007 (but see note below on pre-petition accounts receivable)

The loans are secured by all of the assets of the Company. The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy, and a former director of the Company.

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

At June 30, 2007, $523,877 was outstanding under the revolving facility as pre-petition debt, $494,506 was outstanding under the revolving facility as post petition debt, and $1,350,000 was outstanding under the term loan as pre-petition debt. These loans are fully secured and the pre-petition amounts are not included in the liabilities subject to compromise. The majority of pre-petition accounts receivable under the revolving facility are deemed potentially uncollectible and consequently, the total revolver balance outstanding is under secured against available accounts receivable and inventory as per formula. Laurus is fully aware of this, has not called a default, and has indicated it is prepared to negotiate a repayment program with the Company after it emerges from Bankruptcy

Loan Agreements with Shareholder and Other Investors -On April 14, 2003, the Company entered into a Loan Agreement (the “2003 Loan Agreement”) with Health Holdings and certain other lenders (the “2003 Lender Group”), pursuant to which the 2003 Lender Group agreed to lend the Company $450,000 and, subject to the discretion of the 2003 Lender Group, up to an additional $300,000. All advances under the 2003 Loan Agreement bear interest at the rate of 15% per annum, are secured by substantially all of the assets of the Company, and are subordinated to the Company’s indebtedness to Laurus. In consideration of the extension of credit under the 2003 Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2003 under the Credit Agreement.

On April 14, 2004, the terms of the 2003 Loan Agreement were modified by the Joinder of Bill D. Stewart, the then Chief Executive Officer of the Company, as a member of the 2003 Lender Group, subject to all of the terms and conditions of the 2003 Loan Agreement, and the 2003 Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the 2003 Lender Group advanced the Company an additional $100,000. On August 16, 2004, advances allowed under the 2003 Loan Agreement were increased to a total of $950,000 and the 2003 Lender Group advanced an additional $200,000 to the Company. In July 2005, advances allowed under the 2003 Loan Agreement were increased to a total of $1,250,000 and the 2003 Lender Group advanced an additional $300,000 to the Company. There are no additional amounts available to advance under the 2003 Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the 2003 Loan Agreement were modified to extend the due date to December 31, 2005. On July 22, 2005, pursuant to the acquisitions of Ageless and Symco, the terms of the 2003 Loan Agreement were again modified to extend the due date to December 31, 2006. On August 31, 2006 these loans became claims pursuant to the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2007, there is $1,250, 000 outstanding under the 2003 Loan Agreement of which $1,075,000will be treated as fully secured and is included in Long Term Debt. Interest on the $1,075,000 of 10% will accrue beginning the Effective Date of the Company’s Chapter 11 filing, to be paid monthly with monthly principal payments to begin two years from the Effective Date. The remaining $175,000 is included in Liabilities Subject to Compromise.

In April 2006, The Company’s then principal shareholder, Quincy, loaned the Company $350,000. This loan is payable on demand and does not carry a stated interest charge. At June 30, 2007, $350,000 was outstanding on this unsecured loan and is accordingly included in Liabilities Subject to Compromise. There is no written agreement for this loan between Quincy and the Company.

6.
Stock-Based Compensation — Effective January 1, 2006, the Company began recording compensation expense associated with stock options for employees in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with the Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. The Company has adopted the modified prospective transition method provided under SFAS 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the three and six month periods ended June 30, 2007, includes expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value

Employee Stock Option Plan In February 1998, the Company adopted an Incentive Stock Option Plan (the “ISO Plan”) to enable participating employees to acquire shares of the Company’s common stock. The ISO Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the ISO Plan by increasing to 2,000,000 the number of shares of the Company’s common stock that may be subject to awards granted pursuant to the ISO Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the ISO Plan. Under the terms of the ISO Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the ISO Plan, vest over a four-year period from the date of grant. As of June 30, 2007, 48,000 incentive stock options under the ISO Plan were outstanding at the weighted average exercise price per share of $0.14

Director Stock Options - In October 1999, options to purchase 87,500 shares of common stock were granted to each of two then new board members at an exercise price of $1.03. These options expired on October 14, 2006.

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

A summary of the Company’s outstanding stock options is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
Outstanding at December 31, 2006	8,802,375	$0.002	8,770,375	$0.002
Granted
Exercised
Expired	(33,000)
Outstanding at June 30, 2007	8,769,375	$0.001	8,760,125	$0.001
_________________
**Includes 8,721,375 fully vested options issued to Laurus.

The following table summarizes information about stock options outstanding at June 30, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price for Exercisable Options
$0.001 - $0.01	8,721,375	Indefinite	$0.001	8,721,375	$0.001
$0.10 - $0.25	48,,000	4	$0.138	38,750	$0.144
	8,769,375		$0.001	8,760,125	$0.001

At June 30, 2007, there was no unamortized compensation costs related to non-vested stock options which is expected to be recognized in the future.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 was $7,482.

The following table summarizes non-vested options at June 30, 2007:

	Number of	Grant Date
	Shares	Fair Value*
Non-vested at December 31, 2006	32,000
Granted
Vested	(15,375)
Exercised
Expired	(7,375)
Non-vested at June 30, 2007	9,250
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

A summary of the Company’s outstanding warrants is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
December 31, 2006	28,247,743	$0.83	28,247,743	$0.83
Granted
Exercised
Expired
Outstanding at June 30, 2007	28,247,743	$0.83	28,247,743	$0.83

The following table summarizes information about warrants outstanding at June 30, 2007:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price for Exercisable Warrants
$0.01-$0.10	3,647,743	4	$0.08	3,647,743	$0.08
$0.80-$1.10	24,600,000	4	$0.94	24,600,000	$0.94
	28,247,743		$0.83	28,247,743	$0.83

7.
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

Operating segment data for the three month periods ended June 30, 2007 and 2006 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended June 30, 2007
Sales	$1,095,497	$234,897	$1,330,394
Cost of sales	623,566	345,199	968,765
Gross profit	$471,931	$(110,302)	$361,629
Three months ended June 30, 2006
Sales	$1,683,766	$1,102,856	$2,786,622
Cost of sales	847,353	596,883	1,444,236
Gross profit	$836,413	$505,973	$1,342,386

Six months ended June 30, 2007
Sales	$1,981,841	$746,443	$2,728,284
Cost of sales	1,192,680	673,667	1,866,347
Gross profit	$789,161	$72,776	$861,937
Six months ended June 30, 2006
Sales	$4,038,117	$2,544,017	$6,582,134
Cost of sales	1,955,836	1,414,435	3,370,271
Gross profit	$2,082,281	$1,129,582	$3,211,863

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three month periods ended June 30, 2007 and 2006 was as follows:

	United States	International	Total
Three months ended June 30, 2007
Sales	$1,219,956	$110,438	$1,330,394
Cost of sales	912,065	56,700	968.765
Gross profit	$307,891	$53,738	$361,629
Three months ended June 30, 2006

Sales	$2,664,763	$121,859	$2,786,622
Cost of sales	1,377,213	67,023	1,444,236
Gross profit	$1,287,550	$54,836	$1,342,386

Six months ended June 30, 2007
Sales	$2,463,449	$264,835	$2,728,284
Cost of sales	1,710,509	155,838	1,866,347
Gross profit	$752,940	$108,997	$861,937
Six months ended June 30, 2006

Sales	$6,389,664	$192,470	$6,582,134
Cost of sales	3,364,412	105,859	3,370,271
Gross profit	$3,025,252	$86,611	$3,211,863

During the three and six months ended June 30, 2007 and 2006, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

	Major Customer Table
	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end
Three Months ended June 30, 2007	$348,951	$186,024	$421,534	$145,818	$142,937	$46,528
Three Months ended June 30, 2006	$588,221	$330,099	$413,520	$305,707	$365,414	$144,472
Six Months ended June 30, 2007	$594,188	$186,024	$748,144	$145,818	$255,517	$46,528
Six Months ended June 30, 2006	$1,306,788	$330,099	$920,219	$305,707	$833,935	$144,472

8.
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

Pursuant to its bylaws, the Company has agreed to indemnify the current officers and directors of the Company for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2006 and June 30, 2007.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006 and June 30, 2007.

9.
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

Ageless Foundation, Inc. v. Quincy Investment Corp., Naturade, Inc. and Peter  H. Pocklington (Case No. 05-25540 Circuit Court of the 11th Judicial District in  and for Miami-Dade County, Florida). On December 30, 2005, Ageless filed a complaint in Circuit Court of the 11th Judicial District in and for Miami-Dade County, Florida against Quincy, the Company and Peter H. Pocklington, the former Chairman of the Board of the Company, for the alleged failure to pay certain consideration for the purchase of corporate assets sold by Ageless to Quincy, which obligation allegedly was guaranteed by the Company and Peter H. Pocklington. Ageless is seeking damages in the amount of $648,234. This case was settled, as to Naturade only, through the Chapter 11 Bankruptcy proceedings and the Company is no longer a party to this litigation.

On September 30, 2006, a judgment in the amount of $271,000 was entered against the Company related to a vendor. Such amount has been accrued as of June 30, 2007 and is included in Liabilities Subject to Compromise.

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company discontinued the accrual for the remaining rent as of August 31, 2006 as the lease was rejected by order of the bankruptcy on August 31, 2006. Accrued rents remaining unpaid as of August 31, 2006 are included in Liabilities Subject to Compromise as of June 30, 2007.

The Company has fully accrued the amounts claimed in these suits as of June 30, 2007 and has included such amounts in Liabilities Subject to Compromise. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

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

b) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp.: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 (Orange County Superior Court, State of California, Case No.: 07CC02752). Filed on February 9, 2007. This lawsuit was initiated by the Company to seek compensation and damages relating to Breach of Fiduciary Duty, Breach of Contract, Fraud, Conversion, Breach of the Implied Covenant, Negligence, Accounting, and Declaratory Relief from several former directors and entities with which the Company had contractual relationships (“State Court Actions”). The Company seeks compensatory and punitive damages against each defendant. A trial for this matter has not yet been set. Related to this litigation, on December 8, 2006, Quincy Investments, Inc. filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the approximate amount of $350,000.00 (“Quincy Claim”). The Company disputes the Quincy Claim, and filed a formal objection to the Quincy Claim. On July 9, 2007, the Bankruptcy Court entered an order, which provided that it would abstain from ruling on the objection to the Quincy Claim pending resolution of the State Court Action and disallow the Quincy Claim for purposes of Plan distribution only, subject to reconsideration and payment in accordance with the terms of the Plan on account of any allowed claim that it may have upon resolution of the State Court Action.

c) Naturade, Inc. v. NBTY, Inc. d/b/a Omni-Pak Industries (United States Bankruptcy Court, Adversarial Case No.: SA07-1057RK) Filed on February 15, 2007. On December 11, 2006, NBTY, Inc. d/b/a Omni-Pak Industries (“NBTY”) filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the amount of $660,774.10 and an alleged administrative claim in the amount of $3,916.00. (“NBTY Claim”). On February 15, 2007, the Company filed a complaint against NBTY to avoid and recover approximately $191,480.81 of preferential transfers of property under Bankruptcy Code Sections 547 and 550. The Company and NBTY have exchanged information and support for their respective positions regarding the NBTY Claim, the complaint and NBTY’s affirmative defenses thereto. As a result thereof, the Company and NBTY have reached a compromise and settlement that will provide, among other things, for NBTY’s payment of $7,658.00, allowance of the unsecured portion only of the NBTY Claim and dismissal of the complaint. The settlement is subject to final documentation and Bankruptcy Court approval thereof.

d) Naturade, Inc. v. Yellow Transportation (United States Bankruptcy Court, Adversarial Case No.: SA07-1055RK). Filed on February 14, 2007. On November 6, 2006, Yellow Transportation (“YT”) filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the amount of $60,336.88 (“YT Claim”). On February 14, 2007, the Company filed a complaint against YT seeking to avoid and recover approximately $191,761.02 of preferential transfers of property under Bankruptcy Code Sections 547 and 550. The Company and YT have exchanged information and support for their respective positions regarding the YT Claim, the complaint and YT’s affirmative defenses thereto. As a result thereof, the Company and YT have reached a compromise and settlement that will provide, among other things, for YT’s payment of $45,000.00, allowance of the YT Claim and dismissal of the complaint. The settlement is subject to final documentation and Bankruptcy Court approval thereof.

e) Naturade, Inc. v. Gevity HR, IX, L.P. (United States Bankruptcy Court, Adversarial Case No.: SA07- 07-01101RK). Filed on April 16, 2007. On November 20, 2006, Gevity HR, IX, L.P. (“Gevity”) filed a proof of claim against the Company’s bankruptcy estate alleging a priority claim in the amount of $84,848.44 (“Gevity Claim”). By order entered on July 11, 2007, the Bankruptcy Court sustained the Company’s objection to the Gevity Claim, thereby reclassifying the Gevity Claim from an alleged priority claim to a general unsecured claim in the amount of $84,848.44. On April 16, 2007, the Company filed a complaint against Gevity seeking to avoid and recover approximately $555,975.55 of preferential transfers of property under Bankruptcy Code Sections 547 and 550. The Company and Gevity have exchanged information and support for their respective positions regarding the Gevity Claim, the complaint and Gevity’s affirmative defenses thereto. As a result thereof, the Company and Gevity have reached a compromise and settlement that will provide, among other things, for Gevity’s payment of $ $3,068.00, allowance of the Gevity Claim and dismissal of the complaint. The settlement is subject to final documentation and Bankruptcy Court approval thereof.

f) Other Bankruptcy Related Litigation: The Company filed a motion to reject an Asset Purchase Agreement dated November 2, 2004, between the Debtor and L.O.D.C., Ltd. (the “Agreement”) on the grounds that the Agreement was executory, burdensome and of no value to the Company’s reorganization efforts. On July 9, 2007, the Bankruptcy Court entered an order denying the Company’s motion to reject the Agreement on the basis that the Agreement was not executory. The Company has timely filed an appeal of the Bankruptcy Court order and the appeal is pending before the Ninth Circuit Bankruptcy Appellate Panel.

g) Invensys Systems, Inc. v. Pinnacle Marketing Concepts, Inc., et al (Orange County Superior Court, Case No. 07CC00470):
On or about March 23, 2007, Invensys Systems, Inc., a sub landlord, in the chain of possession of the premises located at 601 Valencia Avenue, Brea, California 92823, serviced a three day notice to pay rent or quite. . The Company’s bankruptcy attorney promptly sent a response that a bankruptcy stay was in place and the sub landlord was prevented as a matter of law with proceeding to evict the Company. Subsequently, the sub landlord filed an Unlawful Detainer against a number of subtenants, including the Company. The Company has not been served with the Complaint and therefore dose not have to file an Answer. The Company has signed a lease for new premises and moved out of the premises on May 19, 2007. Further, the Company’s sublease agreement is with One World Science Inc. and not with the Plaintiff and there is no privity of contract. The Company is in good standing with its sub landlord, One World Science Inc.

The Company has fully accrued the amounts claimed in these suits (except for the Invensys suit) as of June 30, 2007. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All comparisons below are for the three and six month periods ended June 30, 2007 compared to the three and six month periods ended June 30, 2006.

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

The Company was incorporated in 1986 under the laws of the state of Delaware. The Company’s principal executive offices are located at. The Company’s website is located at www.naturade.com.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Matter (see Note 1), such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Matter. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Matter will be segregated and classified as liabilities subject to compromise in the June 30, 2007 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Matter for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The Company has an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, are classified as liabilities subject to compromise in the June 30, 2007 balance sheet. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Matter as reorganization items in its statement of operations for the three months ended June 30, 2007. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP.

Basis of Presentation

The accompanying condensed balance sheet at June 30, 2007 and the condensed statements of operations and cash flows for the six months ended June 30, 2007 and 2006 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments,(except for the extinguishment of debt discussed in Note 2 which is recorded as reorganization income), consist only of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2006 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 18, 2007.

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

The Company’s reorganization plan as approved by the court is expected to become effective in the latter part of 2007 (the “Plan”). Once the Plan becomes effective (the “Effective Date”), all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, will be cancelled as required under the Plan. The Company, as required by the Plan, will issue Redux enough shares of restricted common stock to give Redux 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company. As discussed above, although no assurances can be made, it is possible that another investor will take the place of Redux and the Plan will be amended to reflect this. It is also possible that Redux will provide the funding to the Company that would entitle it to the 95% interest.

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

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial  Statements, as amended by SAB No. 101A, No. 101B and No. 104. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. To satisfy the criteria, the Company: (1) inputs orders based upon receipt of a customer purchase order; (2) record revenue upon shipment of goods when risk of loss and title transfer under the Company’s arrangements with customers or otherwise comply with the terms of the purchase order; (3) confirm pricing through the customer purchase order and; (4) validate creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return. Should changes in conditions cause us to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

The Company records revenues net of returns and allowances. Gross sales, which are defined as list price times units sold, include the following reductions for returns and allowances:

Distributor Allowances. Distributor allowances are provided to all distributors as a reduction from list price and are recorded as a reduction off the invoice at time of billing. Revenues and accounts receivable are recorded net of these allowances.

Promotional Allowances. Promotional allowances are related to specific promotions offered by Naturade related to in store promotions being offered by a retailer and distributor promotions being offered to retailers. In most cases, the promotion is designed to correspond with a similar consumer promotion being offered by the retailer, the cost of which is borne by the retailer. Promotional allowances are based upon purchases by the retailer or distributor during the promotional period and are deducted from the customer invoice at the time of billing. Revenues and accounts receivable are recorded net of these allowances. Shipments during the promotional period are not subject to return after the end of the promotional period.

For the six months ended June 30, 2007 and 2006, distributor and promotional allowances were $0 or 0% of gross sales, and $297,706, or 6.9%of gross sales, respectively.

Damages & Returns. In the six months ended June 30, 2007 and 2006, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends. For the six months ended June 30, 2007 and 2006, damages and returns charged against revenues were $286,226, or 9.4 % of gross sales, and $155,731, or 2.1 % of gross sales, respectively.

The following is a summary of the damages and returns reserve:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2005
Beginning balance	$736,985	$42,910
Provision for damages and returns	286,226	155,731
Actual damages and returns during the period	(928,336)	(164,553)
Ending balance	$94,875	$34,088

Damages and returns are typically immaterial to the Company’s overall results. As the majority of returns represent consumer returns, which trail sales by about a month, the reserve has been set based upon specific review of potential returns which are higher than normal as a result of the Company’s Chapter 11 filing.

Cash Discounts. Cash discounts are recorded as deducted by customers from remittances, as the customer does not earn them until the customer pays according to terms. For the six months ended June 30, 2007 and 2006, cash discounts were $49,008, or 1.6% of gross sales, and $68,698, or 0.9 % of gross sales, respectively.

Slotting.  Slotting charges related to new distribution (either a new customer or a new product introduced to an existing customer) are recorded as a prepaid expense as incurred and amortized over 12 months as a reduction of revenues. Should a customer cease purchasing from Naturade or discontinue the respective product line, the unamortized slotting costs are charged against revenues at that time. There have been no significant unamortized slotting charges charged against revenues in the periods reported.

For the six months ended June 30, 2006 and 2005, slotting costs were $(6,209), or 0.0% of gross sales, and $75,537, or 1.0% of gross sales, respectively. Slotting expense was a credit during the period due to the fact that the Company no longer allows slotting charges; and, as a result, reserves were reversed resulting in a credit for the 6 month period.

Coupon & Rebate Redemption. Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates. For the six months ended June 30, 2007 and 2006, coupon and rebate costs were $0 and $1,007, respectively.
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

	Percent of Net Sales Six Months Ended June 30,		Percentage Dollar Increase (Decrease) Six Months Ended March 30,
	2007	2006	2007	2006
Net sales	100%	100%	(59%)	16%
Gross profit	32%	49%	(73%)	24%
Selling, general and administrative expenses	92%	66%	(43%)	42%
Depreciation & amortization.	6%	8%	(66%)	1,581%
Operating loss	(67%)	(25%)	(72%)	(226%)
Interest expense	19%	24%	(66%)	800%
Net Income (loss) before provision for income taxes	(6%)	(49%)	(66%)	375%
Provision for income taxes	0%	0%	0%	0%
Net Income (loss)	(6%)	(49%)	(76%)	375%

Major trends that affected the Company’s results of operations in 2007

The major trends affecting the Company’s results of operations in the six months ended June 30, 2007 included the following:

•
The Company’s filing for protection under Chapter 11 Bankruptcy has had a negative effect on the Company’s ability to purchase inventory for the six months ended June 30, 2007. The Company believes this trend is likely to continue until the Company emerges from bankruptcy.

•
The Company’s lack of sufficient cash to maintain proper inventory levels has had a negative effect on the Company’s revenues for the three and six months ended June 30, 2007. The Company believes this trend is likely to continue unless the Company obtains sufficient capital to bring inventory levels back to historical levels.

Net Sales

Net sales for the three months ended June 30, 2007 of $1,330,394, decreased $1,456,228 or 52.3% as compared to net sales of $2,786,622 for the three months ended June 30, 2006. Net sales for the six months ended June 30, 2007 of $2,728,284, decreased,58.6% as compared to net sales of $6,582,134 for the six months ended June 30, 2006The decrease in net sales for this period is due principally to the Company’s filing for protection under the US Bankruptcy Code. The filing resulted in a disruption in shipping due to lack of capital to purchase sufficient inventory levels and an inability to maintain traditional order fill ratios.

Critical Accounting Policies and Use of Estimates - Revenue Recognition.

Mass Market Net Sales- For the three months ended June 30, 2007, mass market revenues decreased $867,959 or 79% to $234,897 from $1,102,856 for the three months ended June 30, 2006. For the six months ended June 30, 2007, mass market revenues decreased $1,797,574 or 71% to $746,443 from $2,544,017 for the six months ended June 30, 2006. The decrease in net sales during the period is related to the to the lack of promotional funds available for consumer advertising coupled with decreased inventory availability due to the Company’s Chapter 11 filing.

Health Food Net Sales- For the three months ended June 30, 2007, health food channel net sales decreased $588,269, or 35%, to $1,095,497 from $1,683,766 for the three months ended June 30, 2006. For the six months ended June 30, 2007, health food channel net sales decreased $2,056,276, or 51%, to $1,981,841 from $4,038,117 for the three months ended June 30, 2006.The sales decrease is principally related to sales of Ageless and Symco brands partially offset by reductions in sales of core protein powders related to lower fill rates on customer orders as a result of cash restrictions on inventory purchases. The health food decrease was lower than that seen in the mass channel as a result of the buying habits of health channels customers. Typically, the health food channel purchases through distributors who do not have a just in time need for product resulting in higher tolerance to out-of stock situations caused by the Company’s cash constraints.

Channels of Distribution- On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 82% for the health food channel and 18 % for mass market channel for the three months periods ended June 30, 2007 as compared to 60.4% for the health food channel and 39.6% for the mass market channel, respectively, for the same period in 2006. On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 73% for the health food channel and 27 % for mass market channel for the six months periods ended June 30, 2007 as compared to 60.4% for the health food channel and 39.6% for the mass market channel, respectively, for the same period in 2006. The change in sales by channel is principally related to the sales of Ageless and Symco brands which are principally sold through the health food channel coupled by the decline in ReVivex® brands in the mass market channel and the higher tolerance to stock outs created by the Company’s cash constraints in the health food channel .

For the three months ended June 30, 2007, domestic net sales decreased $1,444,807 or 54.2%, to $1,219,956 from $2,664,763 for the three months ended June 30, 2006. For the six months ended June 30, 2007, domestic net sales decreased $3,926,215 or 61%, to $2,463,449 from $6,389,664 for the six months ended June 30, 2006. The decrease in domestic net sales is principally due to Sales shortfalls in the mass and health channels. For the three months ended June 30, 2007, international sales decreased $11,421 or 9% to $110,438 from $121,859. For the six months ended June 30, 2007, international sales increased $72,365 or 38% to $264,835 from $192,470. International sales for the six months ended June 30, 2007 increased principally due to the expansion of the Ageless and Symco products to international customers in the fourth quarter of 2006 which continued to grow during the period.

Gross Profit

Gross profit for the three months ended June 30, 2007 decreased $ 980,756 or 73.1 % to $361,630 as compared to $1,342,386 for the same period in 2006. Gross profit for the six months ended June 30, 2007 decreased $ 2,349,926 or 73.2% to $861,937 as compared to $3,211,864 for the same period in 2006. The decrease for the period is principally a result of decreased revenues for the period along with decreased margins from sales of Symbiotics and Ageless products versus the Company’s core products. Gross profit, as a percentage of sales decreased from 48.2% to 27.2% of net sales and from 48.8% to 31.6%, in the three and six month periods ended June 30, 2007 respectively, compared to the three and six month periods ended June 30, 2006 respectively, due to lower margins related to increased costs to purchase product due to vendor changes related to the Chapter 11 filing.

Operating Costs and Expenses

Operating costs and expenses for the three months ended June 30, 2007 decreased by $1,380,497 to $1,183,574, or 89.0% of net sales, from $2,564,071, or 92% of net sales, for the same period in 2006. Operating costs and expenses for the six months ended June 30, 2007 decreased by $2,195,334 to $2,684,677, or 98.4% of net sales, from $4,880,011, or 74.1% of net sales, for the same period in 2006. Operating expenses decreased as a result of the Company’s continuing efforts to reduce costs to be in line with current revenue levels. New Company management took immediate action from August 2006 to cut operating costs including;

•	Reduction of monthly facility lease expense from approximately $540,000 per year to approximately $120,000 per year.
•	A reduction in staffing resulting in an annual cost reduction of more than $1,000,000.

Interest Expense

Interest expense for the three months ended June 30, 2007 decreased $458,552 to $247,124 from $705,676 in the same period in 2006. Interest expense for the six months ended June 30, 2007 decreased $1,033,833 to $526,683 from $1,560,516 in the same period in 2006. Interest expense decreased principally due to a reduction in the amortization of deferred financing fees and debt discounts of $349,748, and $788,041 in 2007 as compared to the same periods in 2006. The amortization is related to the recapitalization of the Registrant coupled with the acquisitions of Symbiotics and Ageless. The remainder of the decrease is related principally to the cessation of interest charges on certain debt subject to compromise in accordance with the Company’s Chapter 11 filing.

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

The Company’s operating activities used cash of $39,322 in the six months ended June 30, 2007, compared to cash used of $50,211 from operating activities in the six months ended June 30, 2006. This decrease in cash used from operating activities is primarily due to Company’s limited cash availability due to the Chapter 11 filing and strong management controls over expenditures.

Net cash provided by amortization of loan discounts and deferred financing fees was $398,450 for the six month period ended June 30, 2007 compared to net cash provided by amortization of loan discounts and deferred financing fees of $1,186,491 for the same period of 2006 principally due a modification in financing terms in 2006 resulting in a write-off of deferred financing fees and loan discounts.

Net cash provided by accounts receivable was $397,861 for the 6 months ended June 30 2007 compared to $187,784 for the same period in 2006 principally due to lower sales during the six months ended June 30, 2007. General customer terms, receivable days outstanding and the Company’s collection policies have remained constant.

 Net cash provided by inventories was $8,897 for the six months ended June 30, 2007, compared with net cash provided by inventories of $163,208 for the six months ended June 30, 2006. The ongoing shortage of cash required management to closely monitor inventory levels and only purchase inventory as needed for shipments.

Net cash used by liabilities subject to compromise was $2,598,310 for the six months ended June 30, 2007 as compared to $0 cash used for the same period in 2006. The Company was able to eliminate certain liabilities under Court decree that did not meet Court imposed requirements. The Company had not filed for Chapter 11 protection during the six months ended June 30, 2006.

Net cash provided by accounts payable and accrued expenses was $1,635,704 for the six month period ended June 30, 2007 compared to net cash provided of $1,157,120 for the same period of 2006, principally due to an increase in accounts payable vendor days outstanding as a result of the Company’s cash position during the period.

The Company’s working capital deficit increased $1,402,464 from $1,728,224 at December 31, 2006 to $3,130,688 at June 30, 2007. This increase was largely due to a decrease in accounts receivable of $397,861 related to decreased sales during the period coupled with an increase in accounts payable of $1,489,159 due to the cash constraints on the Company partially offset by repayments of $782,064 on the revolving debt during the period.

For the six months ending June 30, 2007, the provision for excess and obsolete inventory decreased by $25,385, to $56,261. There was no change in the provision for the six month period ended June 30, 2006.

The Company’s cash provided by financing activities was $ 137,883 for the six months ended June 30, 2007, compared to cash used by financing activities of $420,022 for the same period of 2006 principally due to the reduction of $396,070 in deferred financing fees related to debt modifications and additional proceeds of $523,877 from the Term Loan.

As of June 30, 2007, the Company was in compliance with all of the covenants of the Credit Agreement with Laurus. At June 30, 2007, $523,877 was outstanding under the revolving facility as pre-petition debt, $494,506 was outstanding under the revolving facility as post petition debt, and $1,350,000 was outstanding under the term loan as pre-petition debt. These loans are fully secured and the pre-petition amounts are not included in the liabilities subject to compromise. The majority of pre-petition accounts receivable under the revolving facility are deemed potentially uncollectible and consequently, the total revolver balance outstanding is under secured against available accounts receivable and inventory as per formula. Laurus is fully aware of this, has not called a default, and has indicated it is prepared to negotiate a repayment program with the Company after it emerges from Bankruptcy

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2007, the Company had an accumulated deficit of $41,499,710, and a stockholders’ capital deficiency of $18,504,419. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2006 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s liquidity would be adversely affected if the Company commits a default under the Financing Agreement and Laurus exercises its right to terminate or demand immediate payment of all amounts outstanding under, the Financing Agreement as a result of a default. In addition, if the Company continues to incur declines in revenues, the Company could encounter a shortage in cash reserves required to meet current commitments. This could result in the Company being unable to obtain products necessary to fulfill customer orders. The Company has raised additional capital through the financing with Laurus as described in Note 6. The Company and/or its principal shareholder are seeking to raise additional capital. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders.

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at June 30, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Laurus Term Loan (a)	$1,751,774	$730,623	$1,021,151	-0-	-0-
Health Holdings Loan (a)	2,155,720	-0-	165,825	331,649	1,658,246
Revolving Credit (a)	1,080,441	1,080,441	-0-	-0-	-0-
Unsecured Creditors (b)	6,746,112	168,653	505,958	6,071,500	-0-
Operating Leases	236,294	108,301	127,993	$-0-	-0-
Total Contractual Cash Obligations	$11,970,341	$2,088,018	$1,820,927	$6,403,149	$1,658,246
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

Recently Issued Accounting Principles

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“ FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company determined that no cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. The Company’s unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company’s income tax provision in future periods. Changes in the Company’s unrecognized tax benefits during the three months ended June 30, 2007 was immaterial.

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

The Company’s reorganization plan under Chapter 11 of the U.S. Bankruptcy Code may not go effective if new funding does not come in as planned.

The Company, as Debtor, has recently reached a consensual agreement among the Creditor’s Committee, its secured lender Laurus, and Health Holdings, to amend the plan to allow the Plan to go effective with an initial $1,500,000 capital infusion. It is possible Redux will be providing the cash infusion and it is also possible that another investor will be providing the capital. . If for any reason funding is not made to make the Plan effective, this could have an adverse impact on the Company, its share price and whether the
Company can continue as an on going concern.

The Company may incur future losses which may affect its ability to continue as a going concern.

The Company had a net loss of approximately $1.9 million, $ 402,000, $3.7 million, and $11.3 million for the fiscal years ended December 31, 2002, 2003, 2005, and 2006, respectively, and net income of approximately $368,000 for the fiscal year ended 2004. At June 30, 2007, the Company had an accumulated deficit of $41,499,710, and a stockholders’ capital deficiency of $18,504,419. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, the Company could be forced to cease operations and investors in its common stock could lose their entire investment. The Company’s independent registered public accounting firm issued a going concern opinion on the Company’s December 31, 2006 financial statements by including an explanatory paragraph in which they expressed substantial doubt about its ability to continue as a going concern.

The Company’s success depends on current and ongoing financing which may not be available or, if available, could result in substantial dilution to its  stockholders, depress the market price of its common stock and impair its  ability to raise capital by selling its common stock

The Company’s success is dependent on its current financing as well as new financing to support its working capital requirements, acquire additional brands or businesses and fund its current operating losses. Additional financing is made more difficult by the Chapter 11 Bankruptcy since such a matter may lower creditor confidence in the Company and lending entities may refuse to grant the Company a loan or line of credit, or if such loan or line of credit is granted, it may be granted only on terms materially less favorable to the Company than are available to its competitors, including, but not limited to, a higher than average rate of interest or the issuance of options, warrants or other rights to acquire its common stock at prices that are, or in the future may be, less than the market price of its common stock, which could result in substantial dilution to its stockholders, depress the market price of its common stock and impair its ability to raise capital by selling its common stock.

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

The Company’s current financial condition could cause third party suppliers and manufacturers to refuse to do business with us or to do so only on less favorable terms.

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

The Company’s three largest customers together account for 58.6% of net sales for the six months ended June 30, 2007. One mass market customer, Wal-Mart/Sam’s Club, represented approximately 21.8% of the Company’s net sales, and two health food distributors, United Natural Foods, Inc. (“UNFI”) and Tree of Life, Inc., accounted for 27.4% and 9.4%, respectively, of the Company’s net sales, during the six months ended June 30, 2007. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers have experienced financial difficulties. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, due to the Chapter 11 Bankruptcy, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which may cause net sales to decline. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

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

The Company’s success depends upon its ability to attract and retain qualified sales, marketing, scientific, accounting and executive management personnel. To commercialize its products and product candidates, Naturade must maintain and expand its personnel particularly in the areas of product sales and marketing. Naturade faces intense competition, and the effects of bankruptcy, for such personnel from other companies, academic institutions, government entities and other research organizations. There can be no assurance that the Company will be successful in hiring, leasing or retaining qualified personnel. Moreover, managing the integration of new personnel could pose significant risks to the Company’s development and progress and increase its operating expenses.

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

Assuming the cash infusions required by the Plan are received by the Company, the investor, as the owner of 95% of the outstanding equity of the Company will control the Company. As a result, the investor will have the ability to elect all of the Company’s directors, control the outcome of all matters requiring stockholder approval and control the Company’s management and affairs.

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

Each year, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors of currently existing products, as well as new formulations or configurations such as Naturade Total Soy® Strawberry. The Company experiences significant costs in formulating new products, designing packaging and merchandising. There can be no assurance that consumers and retailers will accept its new products. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

The Company’s stock price may be subject to significant fluctuations.

Trading in the Company’s common stock is low in volume. The market price of the Company’s common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. For the five trading days ended June 30, 2007, the average daily trading volume of its common stock was -0- shares, compared to the up to 64,490,618 additional shares for which the Company has granted registration rights. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by the Company’s independent registered public accounting firm, which may cause the Company’s stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company’s common stock.

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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.

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

For the six months ended June 30, 2007, the interest expense on the line of credit was $124,591 if the interest rate were to increase by one percent; this would result in an interest expense of $136, 746 for the six months ended June 30, 2007.

ITEM 4 - Controls and Procedures.

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

There were changes in the Company’s internal control over financial reporting that occurred during the Quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During August 2006, the Company reduced personnel, moved its primary offices, and filed for protection under Chapter 11. These and other significant events resulted in material internal control changes.

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

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company discontinued the accrual for the remaining rent as of August 31, 2006 as the lease was rejected by order of the bankruptcy on August 31, 2006. Accrued rents remaining unpaid as of August 31, 2006 are included in Liabilities Subject to Compromise as of June 30, 2007.

The Company has fully accrued the amounts claimed in these suits as of June 30, 2007 and has included such amounts in Liabilities Subject to Compromise. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

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

b) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp.: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 (Orange County Superior Court, State of California, Case No.: 07CC02752). Filed on February 9, 2007. This lawsuit was initiated by the Company to seek compensation and damages relating to Breach of Fiduciary Duty, Breach of Contract, Fraud, Conversion, Breach of the Implied Covenant, Negligence, Accounting, and Declaratory Relief from several former directors and entities with which the Company had contractual relationships (“State Court Action”). The Company seeks compensatory and punitive damages against each defendant. A trial for this matter has not yet been set. Related to this litigation, on December 8, 2006, Quincy Investments, Inc. filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the approximate amount of $350,000.00 (“Quincy Claim”). The Company disputes the Quincy Claim, and has filed a formal objection to the Quincy Claim. This matter is pending in Bankruptcy Court. On July 9, 2007, the Bankruptcy Court entered an order, which provided that it would abstain from ruling on the objection to the Quincy Claim pending resolution of the State Court Action and disallow the Quincy Claim for purposes of Plan distribution only, subject to reconsideration and payment in accordance with the terms of the Plan on account of any allowed claim that it may have upon resolution of the State Court Action.

c) Naturade, Inc. v. NBTY, Inc. d/b/a Omni-Pak Industries (United States Bankruptcy Court, Adversarial Case No.: SA07-1057RK) Filed on February 15, 2007. On December 11, 2006, NBTY, Inc. d/b/a Omni-Pak Industries (“NBTY”) filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the amount of $660,774.10 and an alleged administrative claim in the amount of $3,916.00 (“NBTY Claim”). The Company disputes the NBTY Claim, but has yet to file a formal objection to the NBTY Claim. On February 15, 2007, the Company filed a complaint against NBTY to avoid and recover approximately $191,480.81 of preferential transfers of property under Bankruptcy Code Sections 547 and 550. The Company and NBTY have exchanged information and support for their respective positions regarding the NBTY Claim, the complaint and NBTY’s affirmative defenses thereto. As a result thereof, the Company and NBTY have reached a compromise and settlement that will provide, among other things, for NBTY’s payment of $7,658.00, allowance of the unsecured portion only of the NBTY Claim and dismissal of the complaint. The settlement is subject to final documentation and Bankruptcy Court approval thereof.

d) Naturade, Inc. v. Yellow Transportation (United States Bankruptcy Court, Adversarial Case No.: SA07-1055RK). Filed on February 14, 2007. On November 6, 2006, Yellow Transportation (“YT”) filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the amount of $60,336.88 (“YT Claim”). On February 14, 2007, the Company filed a complaint against YT seeking to avoid and recover approximately $191,761.02 of preferential transfers of property under Bankruptcy Code Sections 547 and 550. The Company and YT have exchanged information and support for their respective positions regarding the YT Claim, the complaint and YT’s affirmative defenses thereto. As a result thereof, the Company and YT have reached a compromise and settlement that will provide, among other things, for YT’s payment of $45,000.00, allowance of the YT Claim and dismissal of the complaint. The settlement is subject to final documentation and Bankruptcy Court approval thereof.

e) Naturade, Inc. v. Gevity HR, IX, L.P. (United States Bankruptcy Court, Adversarial Case No.: SA07- 07-01101RK). Filed on April 16, 2007. On November 20, 2006, Gevity HR, IX, L.P. (“Gevity”) filed a proof of claim against the Company’s bankruptcy estate alleging a priority claim in the amount of $84,848.44 (“Gevity Claim”). By order entered on July 11, 2007, the Bankruptcy Court sustained the Company’s objection to the Gevity Claim, thereby reclassifying the Gevity Claim from an alleged priority claim to a general unsecured claim in the amount of $84,848.44. On April 16, 2007, the Company filed a complaint against Gevity seeking to avoid and recover approximately $555,975.55 of preferential transfers of property under Bankruptcy Code Sections 547 and 550. The Company and Gevity have exchanged information and support for their respective positions regarding the Gevity Claim, the complaint and Gevity’s affirmative defenses thereto. As a result thereof, the Company and Gevity have reached a compromise and settlement that will provide, among other things, for Gevity’s payment of $ $3,068.00, allowance of the Gevity Claim and dismissal of the complaint. The settlement is subject to final documentation and Bankruptcy Court approval thereof.

f) Other Bankruptcy Related Litigation: The Company filed a motion to reject an Asset Purchase Agreement dated November 2, 2004, between the Debtor and LODC (the “Agreement”) on the grounds that the Agreement was executory, burdensome and of no value to the Company’s reorganization efforts. On July 9, 2007, the Bankruptcy Court entered an order denying the Company’s motion to reject the Agreement on the basis that the Agreement was not executory. The Company has timely filed an appeal of the Bankruptcy Court order and the appeal is pending before the Ninth Circuit Bankruptcy Appellate Panel.

g) Invensys Systems, Inc. v. Pinnacle Marketing Concepts, Inc., et al (Orange County Superior Court, Case No. 07CC00470):
On or about March 23, 2007, Invensys Systems, Inc., a sub landlord, in the chain of possession of the premises located at 601 Valencia Avenue, Brea, California 92823, serviced a three day notice to pay rent or quite. . The Company’s bankruptcy attorney promptly sent a response that a bankruptcy stay was in place and the sub landlord was prevented as a matter of law with proceeding to evict the Company. Subsequently, the sub landlord filed an Unlawful Detainer against a number of subtenants, including the Company. The Company has not been served with the Complaint and therefore dose not have to file an Answer. The Company has signed a lease for new premises and moved out of the premises on May 19, 2007. Further, the Company’s sublease agreement is with One World Science Inc. and not with the Plaintiff and there is no privity of contract. The Company is in good standing with its sub landlord, One World Science Inc.

The Company has fully accrued the amounts claimed in these suits (except for the Invensys suit) as of June 30, 2007. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

ITEM 1A  . Risk Factors.

See “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a description of the Company’s risk factors.

ITEM 2  . Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

ITEM 3  . Defaults Upon Senior Equity Securities  .

NONE.

ITEM 4  . Submission of Matters to a Vote of Security Holders  .

NONE

ITEM 5  . Other Information  .

NONE

ITEM 6. Exhibits

(a) Exhibits

Exhibit Number	Document

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________________________________
*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: September 4, 2007	By	/s/ Richard Munro
Richard Munro
Chief Executive Officer

DATE: September 4, 2007	By	/s/ Adam Michelin
Adam Michelin
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Document

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________

*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.