Form 10-Q/A
period 2007-06-30
NATURADE INC
filed 2007-09-11
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

FORM 10-Q

QUARTERLY REPORT
Quarter Ended June 30, 2007

Contrary to the rules of the SEC and due to a lack of funding, the Company's unaudited condensed June 30, 2007financial statements included in this filing have not been reviewed by an independent registered public accounting firm in accordance with professional standards for conducting such reviews. The Company intends to obtain a SAS 100 review of such financial statements if and when necessary funds become available.

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

Contrary to the rules of the SEC and due to a lack of funding, the Company's unaudited condensed June 30, 2007financial statements included in this filing have not been reviewed by an independent registered public accounting firm in accordance with professional standards for conducting such reviews. The Company intends to obtain a SAS 100 review of such financial statements if and when necessary funds become available.

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

Contrary to the rules of the SEC and due to a lack of funding, the Company's unaudited condensed June 30, 2007financial statements included in this filing have not been reviewed by an independent registered public accounting firm in accordance with professional standards for conducting such reviews. The Company intends to obtain a SAS 100 review of such financial statements if and when necessary funds become available.

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

NATURADE, INC.
(Registrant)

DATE: September 11, 2007	By	/s/ Richard Munro
Richard Munro
Chief Executive Officer

DATE: September 11, 2007	By	/s/ Adam Michelin
Adam Michelin
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Document

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.