Form 10-Q
period 2007-09-30
NATURADE INC
filed 2007-11-14
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2007

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes O No O

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer R	Accelerated filer R	Non-accelerated filer £

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). R Yes £ No

As of November 14, 2007 43,332,733 shares of the registrant’s Common Stock were issued and outstanding.

FORM 10-Q

QUARTERLY REPORT
Quarter Ended September 30, 2007

Part I. Financial Information
Item 1. Financial Statements

NATURADE, INC.
Debtor in Possession
Condensed Balance Sheets
As of September 30, 2007 (Unaudited) and December 31, 2006

ASSETS
	September 30, 2007	December 31, 2006
	(Unaudited)

Current assets:
Cash and cash equivalents	$166,526	$80,713
Accounts receivable, net	568,537	838,381
Inventories, net	356,541	258,981
Prepaid expenses and other current assets	81,376	56,101
Total current assets	1,172,980	1,234,176

Property and equipment, net	39,542	51,547
Customer lists, trademarks and formulations, net	189,964	419,266
Deferred financing fees, net	292,601	1,239,900
Other assets	42,071	3,664
Total assets	$1,737,158	$2,948,553

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$2,719,337	$777,307
Accrued liabilities	637,604	499,428
Revolving credit line	1,231,810	1,276,570
Current portion of long-term debt	721,037	409,095
Total current liabilities	5,309,788	2,962,400

Long-term debt, less current maturities	1,703,963	2,015,905

Total liabilities not subject to compromise		4,978,305

Liabilities subject to compromise (Note 2)	6,746,112	9,344,422

Total Liabilities	13,759,863	14,322,727

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $5,980,000 at September 30, 2007 and $3,910,000 at December 31, 2006;
par value $0.0001 per share: authorized 50,000,000 shares; issued and outstanding,
21,000,000 shares at September 30, 2007 and December 31, 2006 ($21,000,000 redemption
value).	7,660,000	5,590,000

STOCKHOLDERS' DEFICIT:
Common stock, par value $0.0001 per share; authorized, 100,000,000 shares; issued and outstanding, 43,332,733 at September 30, 2007 and
December 31, 2006.	4,334	4,334
Non-Voting Common stock, par value $0.0001 per share; authorized,
2,000,000 shares; issued and outstanding, 117,284 shares at September 30, 2007 and
December 31, 2006.	12	12

Additional paid-in capital	22,990,945	22,990,945
Accumulated deficit	(42,677,996)	(39,959,465)
Total stockholders' deficit	(19,682,705)	(16,964,174)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$1,737,158	$2,948,553

See accompanying notes to condensed financial statements.

NATURADE, INC.
(DEBTOR-IN-POSSESSION)
Condensed Statements of Operations for the Three and Nine Months
Ended September 30, 2007 and September 30, 2006(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$1,772,871	$1,769,464	4,501,155	$8,351,598
Cost of sales	1,118,218	1,056,433	2,984,564	4,426,704
Gross profit	654,653	713,031	1,516,591	3,924,894

Costs and expenses:
Selling, general and administrative expenses	854,581	1,967,570	3,366,921	6,338,332
Depreciation	3,647	9,440	12,005	52,021
Amortization	65,323	233,333	229,302	700,000

Total operating costs and expenses	923,551	2,210,343	3,608,228	7,090,353

Operating loss	(268,898)	(1,497,312)	(2,091,637)	(3,165,459)

Other income(expense):
Impairment of Goodwill	-0-	(666,040)	-0-	(3,360,397)
Reorganization income (expense)	-0-	(104,298)	2,172,644	(104,298)
Other income (expense)	740	(253,289)	17,274	(261,107)
Total other income(expense)	740	(1,023,627)	2,189,918	(3,725,802)

Interest expense:
Interest	67,350	134,579	195,583	508,604
Amortization of deferred financing fees	152,779	480,596	551,229	1,667,088
Total Interest Expense	220,129	615,175	746,812	2,175,692

Loss before provision for income taxes	(488,287)	(3,136,114)	(648,531)	(9,066,953)
Provision for income taxes	-0-	-0-	-0-	800

Net loss	$(488,287)	$(3,136,114)	(648,531)	$(9,067,753)
Less:
Deemed Dividend-Series C	$(690,000)	$(690,000)	$(2,070,000)	$(2,070,000)

Net Loss Attributable to Common Shareholders	$(1,178,287)	$(3,826,114)	$(2,718,531)	$(11,137,753)

Earnings (loss) per share- basic	$(0.03)	$(0.09)	$(0.06)	$(0.26)
Earnings (loss) per share-diluted	$(0.02)	$(0.09)	$(0.05)	$(0.26)

Weighted Average Number of Shares used in Computation of
Earnings ( loss) per share- basic	43,332,733	43,332,733	43,332,733	43,332,733
Earnings ( loss) per share -diluted	51,816,253	43,332,733	51,787,182	43.332,733

See accompanying notes to condensed financial statements

Naturade, Inc.
(DEBTOR-IN-POSSESSION))
Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 2007 and September 30, 2006 (Unaudited)

	Nine months	Nine months
	Ended	Ended
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income ( loss)	$(648,531)	$(9,067,753)
Adjustments to reconcile net income ( loss) to
net cash used in operating activities:
Depreciation and amortization	241,307	752,021
Amortization of loan discounts and deferred financing fees	396,070	1,667,088
Issuance of common stock for consulting	-0-	440,578
Stock Based Compensation	-0-	65,732
Impairment of goodwill	-0-	3,319,612
Changes in operating assets and liabilities:
Accounts receivable	269,844	1,062,628
Inventories	(97,560)	87,511
Prepaid expenses and other current assets	(25,275)	99,627
Other assets	(38,407)	(582)
Liabilities subject to compromise	(2,598,310)	-0-
Accounts payable and accrued liabilities	2,080,206	2,546,401
Net cash provided by (used in) operating activities before reorganization items	(420,656)	972,863
Professional fees paid in connection with Chapter 11 proceeding	-0-	(104,298)
Net cash provided by (used in) operating activities	(420,656)	868,565
Cash flows from investing activities:		(104,298)
Purchase of property and equipment	-0-	(22,632)
Loss on Retirement	-0-	59,256
Net cash used in investing activities	-0-	36,624
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	-0-	-0-
Net borrowings (repayments) under the revolving credit line	(44,760)	(1,390,127)
Payments of long-term debt	-0-	440,909
Proceeds from issuance of debt to related parties	-0-	350,000
Deferred financing fees	551,229	(260,249)
Payments on term loan	-0-	(69,473)
Net cash provided by (used in) financing activities	506,469	(928,940)
Net increase (decrease) in cash and cash equivalents	85,813	(23,751)
Cash and cash equivalents, beginning of period	80,713	95,398
Cash and cash equivalents, end of period	$166,526	$71,647
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$188,079	$248,491
Income taxes	$-0-	800
Non-cash financing transactions:
Deemed dividend-Series C	$2,070,000	2,070,000

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

The accompanying condensed balance sheet at September 30, 2007 and the condensed statements of operations and cash flows for the periods ended September 30, 2007 and 2006 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of a normal recurring adjustments (with the exception of the extinguishment of debt discussed in Note 2 which is recorded as reorganization income), necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. See, Note 10 - Subsequent Event. These unaudited condensed financial statements should be read in conjunction with the December 31, 2006 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 17, 2007.

Contrary to the rules of the SEC and due to a lack of funding, the Company's unaudited condensed September 30, 2007 financial statements included in this filing have not been reviewed by an independent registered public accounting firm in accordance with professional standards for conducting such reviews. The Company intends to obtain a SAS 100 review of such financial statements if and when necessary funds become available.

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

The accompanying condensed financial statements have been prepared in accordance with GAAP applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Bankruptcy such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Bankruptcy. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Bankruptcy have been segregated and classified as liabilities subject to compromise in the September 30, 2007 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

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

On September 25, 2006, The Company's common stock was de-listed from the over-the-counter Bulletin Board and now trades on the "Pink Sheets." The Company filed a 15c 2-11 statement with NASD in June 2007, and is still in the comment stage to try to regain listing on the over-the-counter Bulletin Board.

Beginning in September 2006, the Company sought consensual agreement with its secured lender, other secured parties and the committee of unsecured creditors. The parties reached consensual agreement on the Company’s Fifth Amended Plan of Reorganization, as modified (the “Plan”) which was heard in Bankruptcy Court on October 30, 2007 and approved by the United States Bankruptcy Court, Central District of California, Santa Ana Division (Case No. SA 06-11493 RK). The Plan received support from the Company’s creditors and shareholders as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee. On November 8, 2007, Redux Holdings, Inc, (“Redux”), the Company’s controlling shareholder, invested $1.2 million in Naturade, as required by the Plan and on November 9, 2007, the Plan became effective (the “Effective Date”). A copy of the Plan is being posted at www.naturade.com . See Note 10 - Subsequent Event.

The Company will remain a fully reporting publicly traded company. Once the Company exits from Chapter 11, the Company may qualify for fresh start reporting under SOP 90-7.

In addition to the $1.2 million cash infusion by Redux, of which $700,000 was paid to the administrative creditors, and most of the balance was allocated to the Company’s future working capital need, the Plan included a comprehensive debt restructuring. The Plan also features an equity allocation and allows for the retention of an equity interest by existing shareholders in the Company. All Company Series C Preferred shares, along with its voting and control rights, all options, all warrants, and all registration rights, have been cancelled as required under the Plan. The Company will be issuing to Redux enough shares of common stock to give Redux 95% equity and voting interest in the Company, with all remaining shareholders will have a total of 5% equity interest in the Company. Pursuant to the U. S Bankruptcy Code, and the Plan, the new common shares being issued to Redux will be exempt from the registration requirements of the securities laws. The common shares currently issued, will retain their registered status.

Going Concern
As of September 30, 2007, the Company was operating under Chapter 11 of the U.S. Bankruptcy Code and continuation as a going concern was contingent upon, among other things, the Company’s ability to (i) get the plan effective (ii) return to profitability; (iii) generate sufficient cash flows from operations; and (v) obtain financing sources to meet the Company’s future obligations. These matters created substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that result from the outcome of these uncertainties. Additionally, the Plan materially change amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 bankruptcy. The Company’s continuation as a going concern depended on refinancing pursuant to the Plan, continuing tight management of cash and profitable operations and continuing to obtain favorable credit terms from vendors. Management expects that vendors will begin to extend further credit as the Company emerges from bankruptcy with refinancing and that the Company will return to normal levels of customer order fill rates once these terms are established and be profitable with a lower overhead structure. Additionally, Company management has taken cost containment measures to reduce operating costs including reduction of monthly facility lease expense from approximately $540,000 per year to approximately $120,000 per year, and reduction in staffing resulting in an annual cost reduction of more than $1,000,000. The Plan provides for a recapitalization of the Company with Redux providing a $1.2 million substantial cash infusion of which a portion will be allocated to meet the Company’s future working capital needs and allow the Company’s continuation as a going concern. See Note 10 -Subsequent Event.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2.
Liabilities Subject To Compromise and Reorganization Items — Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These estimated claims are reflected in the September 30, 2007 and December 31, 2006 Balance Sheets as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

The Company has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including approval to pay payroll and other business related expenses of ongoing employees in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of September 30, 2007 and December 31, 2006.

The liabilities subject to compromise consisted of the following items:

	September 30, 2007 (Unaudited)	December 31, 2006

Accounts payable	$5,125,453	$5,155,049
Notes payable for acquisitions	-0-	2,663,206
Accrued Interest	539,835	695,343
Notes payable to related parties	908,381	658,381
Accrued commissions	172,443	172,443
Total Liabilities Subject to Compromise	$6,746,112	$9,344,422

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

As such, a provision of $998,234 to write-down the carrying value of the note from $1,248,234 to $250,000 (which represents the consideration paid by Redux and reimbursable by the Company) was recorded as of September 30, 2007, which is classified as reorganization income in the accompanying statement of operations for the nine months ended September 30, 2007. The related accrued interest of $131,447 at August 31, 2006 was also written off as of September 30, 2007.

Following acquisition of the Symbiotics business in 2005, a note payable was recorded by the Company for $1,414,972, payable to Doug Wyatt the previous owner.

The Company has sought and received expert advice from its bankruptcy attorneys regarding the status of creditor claims. Specifically, they have advised that where a debt was not listed on the schedules of liabilities lodged with the Court by the Debtor, and where the creditor has received notice from the Court of the bankruptcy but did not file a valid proof of claim, then such creditor has no valid claim on the bankrupt estate.

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

Therefore, based on the above and advice received, the note has been extinguished in bankruptcy and the Company believes it has no further liability on the note and as such, at September 30, 2007 the Company has written off to reorganization income the outstanding balance on the note of $1,414,972, the related deferred financing fees of $279,207 and has reversed the deferred interest expense of $116,864 that was recognized during the nine months ended September 30, 2007.

Reorganization Items
Reorganization items are presented separately in the Condensed Statement of Operations and represent items of expense that are realized or incurred by the Company because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

3.
Impairment - On September 30, 2007, based upon the Company's assessment and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company concluded that the carrying value of the intangible customer lists associated with the Ageless and Symco acquisitions (see Note 7), did not exceed the fair market values as determined by the Company’s assessment of the estimated future discounted cash flows. Consequently, no impairment charge was recognized during the nine months ended September 30, 2007.

4.
Inventories — Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007 (Unaudited)	December 31, 2006

Raw Materials	$55,261	$49,879
Finished Goods	348,691	290,748
Subtotal	403,952	340,627
Less: Reserve for Excess and Obsolete Inventories	(47,411)	(81,646)
	$356,541	$258,981

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

Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility has a term of three years ending on July 26, 2008. As part of the Chapter 11 restructuring, Laurus has agreed to extend the period for the repayment for the Term Loan to be repaid in equal monthly installments beginning the first day of the first full month following the Effective Date through and including January 2010. The financing facility carries an interest rate of prime plus 2% per annum (10.25% at September 30, 2007), subject to certain reductions based upon growth of the Company’s stock price.

The Company is subject to certain reporting covenants (such as the timely filing of financial reports with the Securities and Exchange Commission, monthly financial reporting deadlines and collateral reporting), is required to obtain Laurus’ approval of certain actions (such as incurring additional indebtedness, making any distribution on or repurchasing any common stock or merging with or purchasing any assets of stock of any person) and has granted Laurus a right of first refusal with respect to certain future financings. The Company is in compliance with all covenants at September 30, 2007 (but see note below on pre-petition accounts receivable)

The loans are secured by all of the assets of the Company. The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy, and a former director of the Company.

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

At September 30, 2007, $520,303 was outstanding under the revolving facility as pre-petition debt, $711,507 was outstanding under the revolving facility as post petition debt, and $1,350,000 was outstanding under the term loan as pre-petition debt. These loans are fully secured and the pre-petition amounts are not included in the liabilities subject to compromise. The majority of pre-petition accounts receivable under the revolving facility are deemed potentially uncollectible; and, consequently, the total revolver balance outstanding is under secured against available accounts receivable and inventory as per formula. Laurus is fully aware of this, has not called a default, and has indicated it is prepared to negotiate a repayment program with the Company after it emerges from Bankruptcy.

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

On April 14, 2004, the terms of the 2003 Loan Agreement were modified by the Joinder of Bill D. Stewart, the then Chief Executive Officer of the Company, as a member of the 2003 Lender Group, subject to all of the terms and conditions of the 2003 Loan Agreement, and the 2003 Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the 2003 Lender Group advanced the Company an additional $100,000. On August 16, 2004, advances allowed under the 2003 Loan Agreement were increased to a total of $950,000 and the 2003 Lender Group advanced an additional $200,000 to the Company. In July 2005, advances allowed under the 2003 Loan Agreement were increased to a total of $1,250,000 and the 2003 Lender Group advanced an additional $300,000 to the Company. There are no additional amounts available to advance under the 2003 Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the 2003 Loan Agreement were modified to extend the due date to December 31, 2005. On July 22, 2005, pursuant to the acquisitions of Ageless and Symco, the terms of the 2003 Loan Agreement were again modified to extend the due date to December 31, 2006. On August 31, 2006 these loans became claims pursuant to the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2007, there is $1,250,000 outstanding under the 2003 Loan Agreement of which $1,075,000 will be treated as fully secured and is included in Long Term Debt. Interest on the $1,075,000 of 10% will accrue beginning the Effective Date, to be paid monthly with monthly principal payments to begin two years from the Effective Date. The remaining $175,000 is included in Liabilities Subject to Compromise.

In April 2006, The Company’s then principal shareholder, Quincy, loaned the Company $350,000. This loan is payable on demand and does not carry a stated interest charge. At September 30, 2007, $350,000 was outstanding on this unsecured loan and is accordingly included in Liabilities Subject to Compromise. There is no written agreement for this loan between Quincy and the Company.

6.
Stock-Based Compensation — Effective January 1, 2006, the Company began recording compensation expense associated with stock options for employees in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with the Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. The Company has adopted the modified prospective transition method provided under SFAS 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the three and nine month periods ended September 30, 2007, includes expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value

Employee Stock Option Plan In February 1998, the Company adopted an Incentive Stock Option Plan (the “ISO Plan”) to enable participating employees to acquire shares of the Company’s common stock. The ISO Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the ISO Plan by increasing to 2,000,000 the number of shares of the Company’s common stock that may be subject to awards granted pursuant to the ISO Plan. The actual number of incentive stock options that may be granted to employees is determined by the Compensation Committee based on the parameters set forth in the ISO Plan. Under the terms of the ISO Plan, incentive stock options may be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the ISO Plan, vest over a four-year period from the date of grant. As of September 30, 2007, 48,000 incentive stock options under the ISO Plan were outstanding at the weighted average exercise price per share of $0.14. All stock options outstanding at September 30, 2007 will be cancelled as the Effective Date. See Note 10 - Subsequent Event.

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

A summary of the Company’s outstanding stock options at September 30, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
Outstanding at December 31, 2006	8,802,375	$0.002	8,770,375	$0.002
Granted	-0-
Exercised	-0-
Expired	(33,000)
Outstanding at September 30, 2007	8,769,375	$0.001	8,764,375	$0.001
____________
**Includes 8,721,375 fully vested options issued to Laurus.

The following table summarizes information about stock options outstanding at September 30, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price for Exercisable Options
$0.001 - $0.01	8,721,375	Indefinite	$0.001	8,721,375	$0.001
$0.10 - $0.25	48,,000	4	$0.138	43,000	$0.142
	8,769,375		$0.001	8,764,375	$0.001

At September 30, 2007, there was no unamortized compensation costs related to non-vested stock options which is expected to be recognized in the future.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 was $7,482.

The following table summarizes non-vested options at September 30, 2007:

	Number of	Grant Date
	Shares	Fair Value*
Non-vested at December 31, 2006	32,000
Granted
Vested	(19,625)
Exercised
Expired	(7,375)
Non-vested at September 30, 2007	5,000

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

All warrants outstanding as September 30, 2007 will be cancelled as of the Effective Date. See Note 10 - Subsequent Event

A summary of the Company’s outstanding warrants as of September 30, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
December 31, 2006	28,247,743	$0.83	28,247,743	$0.83
Granted
Exercised
Expired
Outstanding at September 30, 2007	28,247,743	$0.83	28,247,743	$0.83

The following table summarizes information about warrants outstanding at September 30, 2007:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Contract Life In Years	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price for Exercisable Warrants
$0.01-$0.10	3,647,743	4	$0.08	3,647,743	$0.08
$0.80-$1.10	24,600,000	4	$0.94	24,600,000	$0.94
	28,247,743		$0.83	28,247,743	$0.83

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

Operating segment data for the three month periods ended September 30, 2007 and 2006 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended September 30, 2007
Sales	$1,001,295	$771,576	$1,772,871
Cost of sales	598,159	529,059	1,118,218
Gross profit	$412,136	$242,517	$654,653
Three months ended September 30, 2006
Sales	$1,018,246	$751,218	$1,769,464
Cost of sales	590,828	465,605	1,056,433
Gross profit	$427,418	$285,613	$713,031

Nine months ended September 30, 2007
Sales	$2,983,136	$1,518,019	$4,501,155
Cost of sales	1,781,758	1,202,806	2,984,564
Gross profit	$1,201,378	$315,213	$1,516,591
Nine months ended September 30, 2006
Sales	$5,056,363	$3,295,235	$8,351,598
Cost of sales	2,546,664	1,880,040	4,426,704
Gross profit	$2,509,669	$1,415,195	$3,924,894

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three month periods ended September 30, 2007 and 2006 was as follows:

	United States	International	Total
Three months ended September 30, 2007
Sales	$1,695,408	$77,463	$1,772,871
Cost of sales	1,086,320	31,898	1,118,218
Gross profit	$609,088	$45,565	$654,653
	1,
Three months ended September 30, 2006
Sales	$1,740,460	$29,004	$1,769,464
Cost of sales	1,040,481	15,952	1,056,433
Gross profit	$699,979	13,052	713,031

Nine months ended September 30, 2007
Sales	$4,158,857	$342,298	$4,501,155
Cost of sales	2,796,839	187,725	2,984,564
Gross profit	$1,362,018	$154,573	$1,516,591

Nine months ended September 30, 2006
Sales	$8,130,124	$221,474	$8,351,598
Cost of sales	4,304,893	121,811	4,429,704
Gross profit	$3,825,231	$99,663	$3,924,894

During the three and nine months ended September 30, 2007 and 2006, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

	Major Customer Table
	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end
Three Months ended September 30, 2007	$478,395	$202,963	$223,823	$91,972	$230,734	$74,460
Three Months ended September 30, 2006	$548,828	$412,134	$262,770	$197,291	$141,091	$80,784
Nine Months ended September 30, 2007	$1,007,814	$202,963	$749,664	$91,972	$456,220	$74,460
Nine Months ended September 30, 2006	$1,855,614	$412,134	$1,144,211	$197,291	$872,364	$80,784

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

Pursuant to its bylaws, the Company has agreed to indemnify the current officers and directors of the Company for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2006 and September 30, 2007.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006 and September 30, 2007.

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

On September 30, 2006, a judgment in the amount of $271,000 was entered against the Company related to a vendor. Such amount has been accrued as of September 30, 2007 and is included in Liabilities Subject to Compromise.

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company discontinued the accrual for the remaining rent as of August 31, 2006 as the lease was rejected by order of the bankruptcy on August 31, 2006. Accrued rents remaining unpaid as of August 31, 2006 are included in Liabilities Subject to Compromise as of September 30, 2007.

The Company has fully accrued the amounts claimed in these suits as of September 30, 2007 and has included such amounts in Liabilities Subject to Compromise. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

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

b) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp. : Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 (Orange County Superior Court, State of California, Case No.: 07CC02752). Filed on February 9, 2007. This lawsuit was initiated by the Company to seek compensation and damages relating to Breach of Fiduciary Duty, Breach of Contract, Fraud, Conversion, Breach of the Implied Covenant, Negligence, Accounting, and Declaratory Relief from several former directors and entities with which the Company had contractual relationships (“State Court Actions”). The Company seeks compensatory and punitive damages against each defendant. A trial for this matter has not yet been set. Related to this litigation, on December 8, 2006, Quincy Investments, Inc. filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the approximate amount of $350,000.00 (“Quincy Claim”). The Company disputes the Quincy Claim and filed a formal objection to the Quincy Claim. On July 9, 2007, the Bankruptcy Court entered an order, which provided that it would abstain from ruling on the objection to the Quincy Claim pending resolution of the State Court Action and disallow the Quincy Claim for purposes of Plan distribution only, subject to reconsideration and payment in accordance with the terms of the Plan on account of any allowed claim that it may have upon resolution of the State Court Action. As of the Effective Date, the Company has settled this litigation with all defendants, except for Pocklington and Quincy, against whom the Company and Redux will continue to prosecute this action. Pocklington and Quincy have evaded personal service of the complaint. Service by publication will be effected by the plaintiffs instead.

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

f) Other Bankruptcy Related Litigation: The Company filed a motion to reject an Asset Purchase Agreement dated November 2, 2004, between the Debtor and L.O.D.C., Ltd. (the “Agreement”) on the grounds that the Agreement was executory, burdensome and of no value to the Company’s reorganization efforts. On July 9, 2007, the Bankruptcy Court entered an order denying the Company’s motion to reject the Agreement on the basis that the Agreement was not executory. The Company timely filed an appeal of the Bankruptcy Court order with the Ninth Circuit Bankruptcy Appellate Panel (“BAP”). The Company subsequently requested that the BAP dismiss its appeal without prejudice which request was granted on October 5, 2007.

g) Invensys Systems, Inc. v. Pinnacle Marketing Concepts, Inc., et al (Orange County Superior Court, Case No. 07CC00470):
On or about March 23, 2007, Invensys Systems, Inc., a sub landlord, in the chain of possession of the premises located at 601 Valencia Avenue, Brea, California 92823, serviced a three day notice to pay rent or quite. . The Company’s bankruptcy attorney promptly sent a response that a bankruptcy stay was in place and the sub landlord was prevented as a matter of law with proceeding to evict the Company. Subsequently, the sub landlord filed an Unlawful Detainer against a number of subtenants, including the Company. The Company has not been served with the Complaint and therefore does not have to file an Answer. The Company has signed a lease for new premises and moved out of the premises on May 19, 2007. Further, the Company’s sublease agreement is with One World Science Inc. and not with the Plaintiff and there is no privity of contract. The Company is in good standing with its sub landlord, One World Science, Inc. One World Science, Inc., settled its portion of the Unlawful Detainer with Invenys Systems, Inc., on October 18, 2007. The Company has no further exposure to liability in this case.

The Company has fully accrued the amounts claimed in these suits (except for the Invensys suit) as of September 30, 2007. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

10.
Subsequent Event - Plan Effectiveness — On October 30, 2007, the Company reached consensual agreement on the Fifth Amended Plan of Reorganization, as modified (the “Plan”) which was heard and approved by the United States Bankruptcy Court, Central District of California, Santa Ana Division (Case No. SA 06-11493 RK). The Plan received support from the Company’s creditors and shareholders as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee.

On November 8, 2007, Redux Holdings, Inc, (“Redux”), the Company’s controlling shareholder, invested $1.2 million in Natured, as required by the Plan and on November 9, 2007, the Plan became effective (the” Effective Date”). A copy of the Plan is being posted at www.naturade.com.

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

Contrary to the rules of the SEC and due to a lack of funding, the Company's unaudited condensed September 30, 2007 financial statements included in this filing have not been reviewed by an independent registered public accounting firm in accordance with professional standards for conducting such reviews. The Company intends to obtain a SAS 100 review of such financial statements if and when necessary funds become available.

All comparisons below are for the three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006.

The Company

Naturade, Inc. (the “Company”) develops and markets branded natural products. The Company is focused on innovative products designed to nourish the health and well-being of consumers.

The Company competes primarily in the market for natural, nutritional supplements. The Company’s products include:
•	Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders;
•	Naturade® protein powders;
•	Ageless Foundation Laboratories the Anti-Aging Company® anti-aging products;
•	Symbiotics® Colostrum products; and
•	Other niche natural products.

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

The Company was incorporated in 1986 under the laws of the state of Delaware. The Company’s principal executive offices are located at 2099 S. State College Blvd., Suite 210, Anaheim, CA 92806. The Company’s website is located at www.naturade.com.

Recent Developments

Chapter 11 Filing

On August 31, 2006 (the “ Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Matter”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). Since the Petition Date, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 1 for additional information. See also, Note 10 - Subsequent Event.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Matter (see Note 1), such realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Matter. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Matter will be segregated and classified as liabilities subject to compromise in the September 30, 2007 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 Matter for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The Company has an expectation of reorganizing under the Bankruptcy Code. Accordingly, unsecured pre-petition liabilities, which may be subject to settlement, are classified as liabilities subject to compromise in the September 30, 2007 balance sheet. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Matter as reorganization items in its statement of operations for the three and nine months ended September 30, 2007. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP.

Basis of Presentation

The accompanying condensed balance sheet at September 30, 2007, the condensed statements of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, reflect all adjustments, (except for the extinguishment of debt discussed in Note 2 which is recorded as reorganization income), consist only of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2006 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 18, 2007.

On September 25, 2006, The Company's Common Stock was de-listed from the over-the-counter Bulletin Board and now trades on the "Pink Sheets."

Change in Control

Recapitalization/Change in Control — On August 10, 2006, Quincy Investments Corp. (“Quincy”), the principal shareholder of the Company, subsequent to executing a Letter of Intent of July 26, 2006 with Redux to transfer to Redux, Quincy’s controlling interest in Naturade, as reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, entered into the Quincy Transfer Agreement (“the Quincy Transfer Agreement”) pursuant to which:

•	Quincy transferred 28 million shares of the Company’s common stock, 4.2 million shares of Series C Convertible Preferred Stock (“Series C”) and 14 million warrants to purchase common stock to Redux;
•	Redux agreed to make cash contributions up to $500,000 at its sole discretion to the Company;
•	Redux and Quincy agreed to attempt to complete a Definitive Agreement by August 31, 2006.
•	Quincy withheld 3,372,345 shares of Common in violation of the Quincy Transfer Agreement.

Before the transactions described above, Quincy owned 31,372,345 shares of the Company’s common stock, or 72.4% of the voting power of the Company’s common stock. Quincy also owned 4.2 million shares of Series C which when added to Quincy’s common stock holdings represented 55.3% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C are entitled to vote along with the holders of the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Quincy had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of Health Holdings and Botanicals, LLC holders of 12,600,000 shares of Series C who have the right to elect one director and to approve certain transactions.

The Definitive Agreement contemplated under the Letter of Intent was not been entered into and the Letter of Intent by its terms has expired. Although Quincy has threatened litigation against Redux related to the absence of a Definitive Agreement, no lawsuit has been commenced. In contrast, the Company has initiated a lawsuit against Quincy and Peter Pocklington. See Note 12 - Legal Proceedings.

On August 31, 2006 Laurus entered into an agreement with Redux, the principal shareholder of the Company, (the “Redux Agreement”) pursuant to which:
•	Laurus Master Fund, Ltd. (“Laurus”) transferred 1,050,000 shares of the Company’s common stock to Redux;
•	Laurus transferred warrants to purchase 1,500,000 shares of the Company’s common stock at $0.80 per share to Redux which were cancelled upon transfer; (“Laurus Warrant”)

•	Laurus transferred an option to purchase 8,721,375 shares of the Company’s common stock at $0.001 per share to Redux (“Laurus Options”); and
•	Redux issued 574,787 shares of Redux common stock to Laurus subject to certain provisions for anti-dilution and piggy back registration rights.

On November 16, 2006, Redux acquired 500,000 shares of the Company’s common stock and warrants to purchase 3,647,743 shares of common stock from Liberty Company Financial, LLC (“Liberty”) and in exchange issued to Liberty 28,116 shares of Redux common stock.

 On January 3, 2007, Redux and Howard Shao entered into an agreement to exchange 23,413 shares of Redux Holding, Inc’s restricted common stock for any and all of Mr. Shao’s equity and/or debt instruments issued him and/or amounts owed him by Naturade, Inc. This exchange included 1,000,000 shares of Company’s restricted common stock, unissued, but owed Mr. Shao under prior agreements. The 1,000,000 shares of Company restricted common stock have since been issued to Redux. See Exhibit 10.82.

On April 13, 2007, Redux issued Laurus a cashless warrant to purchase up to 700,000 shares of Redux common stock in consideration of Laurus waving all default interest of the Company’s accrued default interest and fees.

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

The Company’s reorganization plan as approved by the bankruptcy court became effective on November 9, 2007, (the “Plan”). On November 9, 2007 (the ”Effective Date”) all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, are cancelled as required under the Plan. The Company, as required by the Plan, will issue Redux enough shares of restricted common stock to give Redux 95% equity and voting interest in the Company. All remaining shareholders will have a total of 5% equity interest in the Company. See Note 10 -Subsequent Event.

Financing

In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus, consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, The Company issued to Laurus an option to purchase up to 8,721,375 shares of common stock at $0.0001 per share and a warrant to purchase up to 1,500,000 shares of common stock at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminated the conversion features on the facility. The Company issued Laurus 1,050,000 shares of common stock in consideration for this amendment. See Note 5 - Financing.

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

Promotional Allowances. Promotional allowances are related to specific promotions offered by Naturade related to in-store promotions being offered by a retailer and distributor promotions being offered to retailers. In most cases, the promotion is designed to correspond with a similar consumer promotion being offered by the retailer, the cost of which is borne by the retailer. Promotional allowances are based upon purchases by the retailer or distributor during the promotional period and are deducted from the customer invoice at the time of billing. Revenues and accounts receivable are recorded net of these allowances. Shipments during the promotional period are not subject to return after the end of the promotional period.

For the nine months ended September 30, 2007 and 2006, distributor and promotional allowances were $(16,934) or 0% of gross sales, and $949,654, or 9.7% of gross sales, respectively.

Damages & Returns. In the nine months ended September 30, 2007 and 2006, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends. For the nine months ended September 30, 2007 and 2006, damages and returns charged against revenues were $331,586, or 7.4 % of gross sales, and $423,178, or 4.3 % of gross sales, respectively.

The following is a summary of the damages and returns reserve:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Beginning balance	$736,985	$42,910
Provision for damages and returns	331,586	423,178
Actual damages and returns during the period	(1,002,765)	(208,790))
Ending balance	$65,806	$257,298

Damages and returns are typically immaterial to the Company’s overall results. As the majority of returns represent consumer returns, which trail sales by about a month, the reserve has been set based upon specific review of potential returns which are higher than normal as a result of the Company’s Chapter 11 filing.

Cash Discounts. Cash discounts are recorded as deducted by customers from remittances, as the customer does not earn them until the customer pays according to terms. For the nine months ended September 30, 2007 and 2006, cash discounts were $71,847, or 15% of gross sales, and $100,265 or 1.0% of gross sales, respectively.

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

For the nine months ended September 30, 2006 and 2005, slotting costs were $(4,035), or 0.0% of gross sales, and $119,254, or 1.2% of gross sales, respectively. Slotting expense was a credit during the period due to the fact that the Company no longer allows slotting charges; and, as a result, reserves were reversed resulting in a credit for the six month period.

Coupon & Rebate Redemption. Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates. For the nine months ended September 30, 2007 and 2006, coupon and rebate costs were $0 and $1,544, respectively.

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

	Percent of Net Sales Nine Months Ended June 30,		Percentage Dollar Increase (Decrease) Nine Months Ended March 30,
	2007	2006	2007	2006
Net sales	100%	100%	(46%)	(10%)
Gross profit	34%	47%	(61%)	(12%)
Selling, general and administrative expenses	75%	86%	(47%)	19%
Depreciation & amortization.	5%	9%	(144%)	336%
Operating loss	(46%)	(39%)	(34%)	(173%)
Interest expense	17%	26%	(66%)	203%
Net Income (loss) before provision for income taxes	(14%)	(109%)	(93%)	(337)%
Provision for income taxes	0%	0%	(100%)	0%
Net Income (loss)	(14%)	(109%)	(93%)	(337)%

Major trends that affected the Company’s results of operations in 2007

The major trends affecting the Company’s results of operations in the nine months ended September 30, 2007 included the following:

•
The Company’s filing for protection under Chapter 11 Bankruptcy has had a negative effect on the Company’s ability to purchase inventory for the nine months ended September 30, 2007. The Company believes this trend is likely to continue until the Company emerges from bankruptcy. See Note 10 - Subsequent Event.

•
The Company’s lack of sufficient cash to maintain proper inventory levels has had a negative effect on the Company’s revenues for the three and nine months ended September 30, 2007. The Company believes this trend is likely to continue unless the Company obtains sufficient capital to bring inventory levels back to historical levels.

Net Sales

Net sales for the three months ended September 30, 2007 of $1,772,871, decreased $3,407 or 0.2% as compared to net sales of $1,769,464 for the three months ended September 30, 2006. Net sales for the nine months ended September 30, 2007 of $4,501,156, decreased 46.1% as compared to net sales of $8,351,598 for the nine months ended September 30, 2006. The decrease in net sales for the nine month period is due principally to the Company’s filing for protection under the US Bankruptcy Code. The filing resulted in a disruption in shipping due to lack of capital to purchase sufficient inventory levels and an inability to maintain traditional order fill ratios.

Critical Accounting Policies and Use of Estimates - Revenue Recognition.

Mass Market Net Sales- For the three months ended September 30, 2007, mass market revenues increased $20,358 or 2.6% to $771,576 from $751,218 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, mass market revenues decreased $1,777,216 or 53.9% to $1,518,019 from $3,295,235 for the nine months ended September 30, 2006. The decrease in net sales during the period is related to the to the lack of promotional funds available for consumer advertising coupled with decreased inventory availability due to the Company’s Chapter 11 filing.

Health Food Net Sales- For the three months ended September 30, 2007, health food channel net sales decreased $16,951, or 1.7%, to $1,001,295 from $1,018,246 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, health food channel net sales decreased $2,073,227, or 41.0%, to $2,983,136 from $5,056,363 for the nine months ended September 30, 2006.The sales decrease is principally related to sales of Ageless and Symco brands partially offset by reductions in sales of core protein powders related to lower fill rates on customer orders as a result of cash restrictions on inventory purchases. The health food decrease was lower than that seen in the mass channel as a result of the buying habits of health channels customers. Typically, the health food channel purchases through distributors who do not have a just in time need for product resulting in higher tolerance to out of stock situations caused by the Company’s cash constraints.

Channels of Distribution- On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 56.5% for the health food channel and 43.5 % for mass market channel for the three months periods ended September 30, 2007 as compared to 57.5% for the health food channel and 42.5% for the mass market channel, respectively, for the same period in 2006. On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 66.3% for the health food channel and 33.7 % for mass market channel for the nine months periods ended September 30, 2007 as compared to 60.5% for the health food channel and 39.5% for the mass market channel, respectively, for the same period in 2006. The change in sales by channel is principally related to the higher tolerance to stock outs created by the Company’s cash constraints in the health food channel.

For the three months ended September 30, 2007, domestic net sales decreased $45,052 or 2.6%, to $1,695,408 from $1,740,460 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, domestic net sales decreased $3,971,267 or 48.8%, to $4,158,857 from $8,130,124 for the nine months ended September 30, 2006. The decrease in domestic net sales is principally due to sales shortfalls in the mass and health channels. For the three months ended September 30, 2007, international sales increased $48,459 or 167.1% to $77,463 from $29,004. For the nine months ended September 30, 2007, international sales increased $120,824 or 54.6% to $342,298 from $221,474. International sales for the nine months ended September 30, 2007 increased principally due to the expansion of the Ageless and Symco products to international customers in the fourth quarter of 2006 which continued to grow during the period.

Gross Profit

Gross profit for the three months ended September 30, 2007 decreased $58,378 or 8.2 % to $654,653 as compared to $713,031 for the same period in 2006. Gross profit for the nine months ended September 30, 2007 decreased $ 2,408,303 or 61.4% to $1,516,591 as compared to $3,924,894 for the same period in 2006. The decrease for the period is principally a result of decreased revenues for the period along with decreased margins from sales of Symbiotics and Ageless products versus the Company’s core products. Gross profit, as a percentage of sales for the three month period ended September 30, 2007 compared to the same period in 2006, decreased 3.4% from 40.3% of net sales and from 40.3% to 36.9%. Gross profit for the nine month period ended September 30, 2007 as compared to the same period in 2006, decreased 13.3% from 47.0% to 33.7%. Gross profit decreased due to lower margins related to increased costs to purchase product due to vendor changes related to the Chapter 11 filing.

Operating Costs and Expenses

Operating costs and expenses for the three months ended September 30, 2007 decreased by $1,286,792 to $923,551, or 52.1% of net sales, from $2,210,343, or 124.9% of net sales, for the same period in 2006. Operating costs and expenses for the nine months ended September 30, 2007 decreased by $3,482,125 to $3,608,228, or 80.2% of net sales, from $7,090,353, or 84.9% of net sales, for the same period in 2006. Operating expenses decreased as a result of the Company’s continuing efforts to reduce costs to be in line with current revenue levels. New Company management took immediate action from August 2006 to cut operating costs.

Interest Expense

Interest expense for the three months ended September 30, 2007 decreased $395,046 to $220,129 from $615,175 in the same period in 2006. Interest expense for the nine months ended September 30, 2007 decreased $1,428,880 to $746,812 from $2,175,692 in the same period in 2006. Interest expense decreased principally due to a reduction in the amortization of deferred financing fees and debt discounts of $1,115,859, in 2007 as compared to the same periods in 2006. The amortization is related to the recapitalization of the Registrant coupled with the acquisitions of Symbiotics and Ageless. The remainder of the decrease, $313,021, is related principally to the cessation of interest charges on certain debt subject to compromise in accordance with the Company’s Chapter 11 filing.

Liquidity and Capital Resources

On August 31, 2006 (the “Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Matter”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). Since the Petition Date through November 8, 2007, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 2 for additional information and Note 10-“Subsequent Event.”

The Company’s operating activities used cash of $420,656 in the nine months ended September 30, 2007, compared to cash provided of $868,565 from operating activities in the nine months ended September 30, 2006. This increase in cash used from operating activities is primarily due to Company’s limited cash availability and continuing losses form operations related to the Chapter 11 filing.

Net cash provided by amortization of loan discounts and deferred financing fees was $398,450 for the nine month period ended September 30, 2007 compared to net cash used by amortization of loan discounts and deferred financing fees of $260,249 for the same period of 2006 principally due a modification in financing terms in late 2006 resulting in a write-off of deferred financing fees and loan discounts.

Net cash provided by accounts receivable was $269,844 for the nine months ended September 30, 2007 compared to cash provided of $1,062,628 for the same period in 2006 principally due to lower sales during the nine months ended September 30, 2007. General customer terms, receivable days outstanding and the Company’s collection policies have remained constant.

 Net cash used by inventories was $97,560 for the nine months ended September 30, 2007, compared with net cash provided by inventories of $87,511 for the nine months ended September 30, 2006. The ongoing shortage of cash required management to closely monitor inventory levels and only purchase inventory as needed for shipments.

Net cash used by liabilities subject to compromise was $2,598,310 for the nine months ended September 30, 2007 as compared to $0 cash used for the same period in 2006. The Company was able to eliminate certain liabilities under Court decree that did not meet Court imposed requirements. The Company had not filed for Chapter 11 protection until late in the nine months ended September 30, 2006.

Net cash provided by accounts payable and accrued expenses was $2,080,206 for the nine month period ended September 30, 2007 compared to net cash provided of $2,546,401 for the same period of 2006, principally due to constraints on the Company’s ability to purchase on credit as a result of the Company’s cash position during the period.

The Company’s working capital deficit increased $2,408,584 from $1,728,224 at December 31, 2006 to $4,136, 808 at September 30, 2007. This increase was largely due to a decrease in accounts receivable of $397,861 related to decreased sales during the period coupled with an increase in accounts payable of $1,489,159 due to the cash constraints on the Company partially offset by repayments of $782,064 on the revolving debt during the period.

For the nine months ending September 30, 2007, the provision for excess and obsolete inventory decreased by $34,235, to $47,411. There was no change in the provision for the nine month period ended September 30, 2006.

The Company’s cash provided by financing activities was $506,469 for the nine months ended September 30, 2007, compared to cash used by financing activities of $928,940 for the same period of 2006 principally due to a reduction in borrowings from the revolving line of $1,345,367 and an increase in cash provided by deferred financing fees of $811,478 Partially offset by reductions in cash provided by borrowings on the term loan and related party loans in 2006.

As of September 30, 2007, the Company was in compliance with all of the covenants of the Credit Agreement with Laurus. At September 30, 2007, $520,303 was outstanding under the revolving facility as pre-petition debt, $711,507 was outstanding under the revolving facility as post petition debt, and $1,350,000 was outstanding under the term loan as pre-petition debt. These loans are fully secured and the pre-petition amounts are not included in the liabilities subject to compromise. The majority of pre-petition accounts receivable under the revolving facility are deemed potentially uncollectible and consequently, the total revolver balance outstanding is under secured against available accounts receivable and inventory as per formula. Laurus is fully aware of this, has not called a default, and has indicated it is prepared to negotiate a repayment program with the Company after it emerges from Bankruptcy.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2007, the Company had an accumulated deficit of $42,677,996, and a stockholders’ capital deficiency of $19,682,705. These factors, among others, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2006 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at September 30, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years		After 5 Years
Laurus Term Loan (a)	$1,762,041	$721,037	$1,041,004	$	- 0-	$	- 0-
Health Holdings Loan (a)	$2,155,720	-0-	124,368		331,649		1,699,703
Revolving Credit (a)	$1,303,537	1,303,537	-0-		-0-		-0-
Unsecured Creditors (b)	$6,746,111	168,653	505,958		6,071,500		-0-
Operating Leases	$187,066	118,147	6 8,919		-0-		-0-
Total Contractual Cash Obligations	$12,154,475	$2,311,374	$1 ,740,249		$6,403,149		$1,699,703
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

Recently Issued Accounting Principles

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted FIN 48 effective January 1, 2007. As a result of the adoption, the Company determined that no cumulative effect adjustment was necessary to the opening balance of retained earnings as of January 1, 2007. The Company’s unrecognized tax benefits as of January 1, 2007 were immaterial, and recognition of such tax benefits is not expected to have a material impact on the Company’s income tax provision in future periods. Changes in the Company’s unrecognized tax benefits during the three months ended September 30, 2007 was immaterial.

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

On August 31, 2006 (the “Petition Date”), the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

As a result of the Chapter 11 Bankruptcy (see Note 1, Chapter 11 Bankruptcy Proceedings), the realization of assets and liquidation of liabilities is subject to uncertainty. A substantial portion of the Company's liabilities as of the Petition Date are subject to compromise or other treatment in the Chapter 11 Bankruptcy. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Bankruptcy have been segregated and classified as liabilities subject to compromise in the December 31, 2006 balance sheet. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities and pending litigation against the Company are stayed while the Company continues as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are not presently determinable
The Company may incur future losses which may affect its ability to continue as a going concern.

The Company had a net loss of approximately $1.9 million, $ 402,000, $3.7 million, and $11.3 million for the fiscal years ended December 31, 2002, 2003, 2005, and 2006, respectively, and net income of approximately $368,000 for the fiscal year ended 2004. At September 30, 2007, the Company had an accumulated deficit of $42,727,996, and a stockholders’ capital deficiency of $19,682,705. The Company anticipates that it will incur net losses for the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, the Company could be forced to cease operations and investors in its common stock could lose their entire investment. The Company’s independent registered public accounting firm issued a going concern opinion on the Company’s December 31, 2006 financial statements by including an explanatory paragraph in which they expressed substantial doubt about its ability to continue as a going concern.

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

In our acquisitions, we have assumed substantial additional obligations.

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

The Company’s three largest customer’s together account for 61.2% of net sales for the nine months ended September 30, 2007. One mass market customer, Sam’s Club, represented approximately 27.8% of the Company’s net sales, and two health food distributors, United Natural Foods, Inc. (“UNFI”) and Tree of Life, Inc., accounted for 20.7% and 12.6%, respectively, of the Company’s net sales, during the nine months ended September 30, 2007. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers have experienced financial difficulties. Additionally, the issuance of a going concern opinion by the Company’s independent registered public accounting firm may create concern among existing and potential customers that the Company may be unable to fulfill product needs. As a result, due to the Chapter 11 Bankruptcy, existing and potential customers may determine not to do business with the Company, or only do so on less favorable terms, which may cause net sales to decline. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

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

Certain stockholders has the ability to control the Company

Redux, the owner of 95% of the outstanding equity of the Company, will control the Company. As a result, Redux will have the ability to elect all of the Company’s directors, control the outcome of all matters requiring stockholder approval and control the Company’s management and affairs.

Future sales of equity securities could cause substantial dilution to the Company’s stockholders depress the market price of its common stock and impair its ability to raise capital by selling its common stock.

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

Trading in the Company’s common stock is low in volume. The market price of the Company’s common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. For the five trading days ended September 30, 2007, the average daily trading volume of its common stock was -0- shares, compared to the up to 64,490,618 additional shares for which the Company has granted registration rights. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by the Company’s independent registered public accounting firm, which may cause the Company’s stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company’s common stock.

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

The Company’s common stock is a “penny stock” as that term is defined in Rule 3a51-1 adopted under the Exchange Act because it is selling at a price below $5.00 per share. In the future if the Company was unable to list its common stock on a national securities exchange, or the per share sale price is not at least $5.00, its common stock may continue to be deemed to be a “penny stock.”

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

For the nine months ended September 30, 2007, the interest expense on the line of credit was $188,079 if the interest rate were to increase by one percent; this would result in an interest expense of $207,369 for the nine months ended September 30, 2007.

ITEM 4 - Controls and Procedures.

The Company’s management, with the participation of the Company’s former Chief Executive Officer Richard Munro, and the current Chief Executive Officer and current and former Principal Accounting Officer, Adam Michelin, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective at the reasonable assurance level in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is the subject of various litigation matters, including an eviction matter with the Irvine Company related to the Company’s office facilities lease. The lease was set to expire in 2013; however, the Company vacated the premises in August 2006. The Company discontinued the accrual for the remaining rent as of August 31, 2006 as the lease was rejected by order of the bankruptcy on August 31, 2006. Accrued rents remaining unpaid as of August 31, 2006 are included in Liabilities Subject to Compromise as of September 30, 2007.

The Company has fully accrued the amounts claimed in these suits as of September 30, 2007 and has included such amounts in Liabilities Subject to Compromise. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

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

b) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp.: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 (Orange County Superior Court, State of California, Case No.: 07CC02752). Filed on February 9, 2007. This lawsuit was initiated by the Company to seek compensation and damages relating to Breach of Fiduciary Duty, Breach of Contract, Fraud, Conversion, Breach of the Implied Covenant, Negligence, Accounting, and Declaratory Relief from several former directors and entities with which the Company had contractual relationships (“State Court Action”). The Company seeks compensatory and punitive damages against each defendant. A trial for this matter has not yet been set. Related to this litigation, on December 8, 2006, Quincy Investments, Inc. filed a proof of claim against the Company’s bankruptcy estate alleging a general unsecured claim in the approximate amount of $350,000.00 (“Quincy Claim”). The Company disputes the Quincy Claim, and has filed a formal objection to the Quincy Claim. This matter is pending in Bankruptcy Court. On July 9, 2007, the Bankruptcy Court entered an order, which provided that it would abstain from ruling on the objection to the Quincy Claim pending resolution of the State Court Action and disallow the Quincy Claim for purposes of Plan distribution only, subject to reconsideration and payment in accordance with the terms of the Plan on account of any allowed claim that it may have upon resolution of the State Court Action. . As of the Effective Date, the Company has settled this litigation with all defendants, except for Pocklington and Quincy, against whom the Company and Redux will continue to prosecute this action. Pocklington and Quincy have evaded personal service of the complaint. Service by publication will be effected by the plaintiffs instead.

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

f) Other Bankruptcy Related Litigation: The Company filed a motion to reject an Asset Purchase Agreement dated November 2, 2004, between the Debtor and LODC (the “Agreement”) on the grounds that the Agreement was executory, burdensome and of no value to the Company’s reorganization efforts. On July 9, 2007, the Bankruptcy Court entered an order denying the Company’s motion to reject the Agreement on the basis that the Agreement was not executory. The Company timely filed an appeal of the Bankruptcy Court order with the Ninth Circuit Bankruptcy Appellate Panel (“BAP”). The Company subsequently requested that the BAP dismiss its appeal without prejudice which request was granted on October 5, 2007.

g) Invensys Systems, Inc. v. Pinnacle Marketing Concepts, Inc., et al (Orange County Superior Court, Case No. 07CC00470):On or about March 23, 2007, Invensys Systems, Inc., a sub landlord, in the chain of possession of the premises located at 601 Valencia Avenue, Brea, California 92823, serviced a three day notice to pay rent or quite. . The Company’s bankruptcy attorney promptly sent a response that a bankruptcy stay was in place and the sub landlord was prevented as a matter of law with proceeding to evict the Company. Subsequently, the sub landlord filed an Unlawful Detainer against a number of subtenants, including the Company. The Company has not been served with the Complaint and therefore dose not have to file an Answer. The Company has signed a lease for new premises and moved out of the premises on May 19, 2007. Further, the Company’s sublease agreement is with One World Science Inc. and not with the Plaintiff and there is no privity of contract. The Company is in good standing with its sub landlord, One World Science, Inc. One World Science, Inc., settled its portion of the Unlawful Detainer with Invenys Systems, Inc., on October 18, 2007. The Company has no further exposure to liability in this case.

The Company has fully accrued the amounts claimed in these suits (except for the Invensys suit) as of September 30, 2007. In addition, the Company has received a stay as to each of these lawsuits under its Chapter 11 Bankruptcy proceeding. As of this filing no plaintiff or other party has made a motion for or been granted a Relief from Stay.

ITEM 1A. Risk Factors.

See “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a description of the Company’s risk factors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

ITEM 3. Defaults Upon Senior Equity Securities .

NONE.

ITEM 4. Submission of Matters to a Vote of Security Holders.

NONE

ITEM 5. Other Information.

NONE

ITEM 6. Exhibits

(a) Exhibits

Exhibit Number	Document
10.83**	Security Agreement between Laurus Master Fund, LTD. and Naturade, Inc. dated November 6, 2007
10.84**	Secured Revolving Note Agreement dated November 6, 2007 by and between Laurus Master Fund, LTD. And Naturade, Inc.
10.85**	Secured Term Note dated November 6, 2007 by and between Laurus Master Fund, LTD. and Naturade, Inc.
10.86**	Grant of Security Interest in Patents and Trademarks by Naturade, Inc. to Laurus Master Fund, Inc. dated November 6, 2007.
10.87**	Lockbox Agreement by and between Naturade, Inc. and Laurus Master Fund, LTD. dated November 6, 2007.

31.1**	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURADE, INC.
(Registrant)

DATE: November 14, 2007	By	/s/ Adam Michelin

Chief Executive Officer

DATE: November 14, 2007	By	/s/ Adam Michelin
Adam Michelin
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Document
10.83**	Security Agreement between Laurus Master Fund, LTD. and Naturade, Inc. dated November 6, 2007
10.84**	Secured Revolving Note Agreement dated November 6, 2007 by and between Laurus Master Fund, LTD. And Naturade, Inc.
10.85**	Secured Term Note dated November 6, 2007 by and between Laurus Master Fund, LTD. and Naturade, Inc.
10.86**	Grant of Security Interest in Patents and Trademarks by Naturade, Inc. to Laurus Master Fund, Inc. dated November 6, 2007.
10.87**	Lockbox Agreement by and between Naturade, Inc. and Laurus Master Fund, LTD. dated November 6, 2007.

31.1**	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.