Form 10-K
period 2007-12-31
NATURADE INC
filed 2008-04-15
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑ Yes ☐ No

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

As of June 30, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of Common Stock held by non-affiliates was $237,654.66based on the average of the bid and asked price on that date.

As of April 9, 2008, 194,908,121 shares of the registrant’s common stock were outstanding, including 3,372,345 shares subject to Stop Orders.

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

The Company exited from reorganization (the “Chapter 11 Bankruptcy”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on November 9, 2007 (See Recent Developments – Chapter 11 Filing).

The Company’s independent registered public accounting firm issued a going concern opinion on the Company’s December 31, 2007 financial statements by including an explanatory paragraph in which they expressed substantial doubt about its ability to continue as a going concern.

The Company was incorporated in 1986 under the laws of the state of Delaware. The Company’s principal executive offices are located at 2099 S. State College Blvd., Suite 210, Anaheim, CA 92806, and its telephone number is (714) 860-7600. The Company’s website is located at www.naturade.com.

History and Recent Developments

Product Introductions

Naturade pioneered the introduction of soy protein powders in the 1950’s. In 1999, the FDA authorized qualifying products to claim on their label that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease.” The Company introduced its Naturade Total Soy® meal replacement powders featuring this claim on the first day allowed by the FDA. Naturade currently markets 22 SKUs featuring this claim.

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

Recent Developments

Memorandum of Understanding and Reverse Stock Split

On March 19, 2008, the Company signed a nonbinding Memorandum of Understanding ( the “MOU”) with Redux Holdings, Inc., the Company’s controlling shareholder (“Redux”), to enter into a definitive agreement to purchase most of the assets and all of the liabilities of Redux for a yet to be determined amount of the Company’s restricted common stocks. The transaction will be treated as a corporate reorganization as defined by Section 368 of the Internal Revenue Code. The Company expects to have the definitive agreement executed and the closing will occur during the first half of 2008. Immediately prior to the closing, pursuant to action of the Company’s Board of Directors, there will be a reverse stock split of the Company’s Common Stock on a 6 to 1 basis; e.g., 600 shares will become 100 shares. All equity ownership of any fractional share will be rounded up to ownership of a full share (i.e. 100.4 shares after the reverse split would be issued to the shareholder as 101 shares). The Company has authorized the issuance of up to 10,000 additional shares to cover this contingency. The effective date for purposes of determining the shares to be included in the reverse split was originally March 14, 2008, but the Company’s shares continued to trade on a pre-reverse stock split basis. The Board of the Company rescinded the reverse stock split and the stock split is now contingent upon a closing of the MOU (a date yet to be determined), subject to regulatory approval. This will result in lower costs to both companies as the process will be simplified from two separate steps into a single transaction and will reduce confusion by avoiding the need to change CUSIP numbers twice. The new effective date for determining shareholders of record is expected to be during the second half of 2008; however, the Company will confirm the actual date by press release and a filing with the SEC (“Revised Effective Date”). Naturade will continue to trade on a pre-split basis under its current trading symbol until the close of trading on the Revised Effective Date. On the first business day following the Revised Effective Date, it is expected that the stock will begin trading under a new symbol to be assigned by NASDAQ. The 117,264 shares of Company Non-Voting Common Stock will not be subject to the reverse stock split.

Charter Amendment

On December 7, 2007, the Company received back from the State of Delaware an authenticated copy of the amendment to its certificate of incorporation the Company filed with the State of Delaware on November 26, 2007 (the” Amendment”). This Amendment was effective as of November 26, 2007. Pursuant to the Amendment, the authorized shares of stock which the Company is authorized to issue was changed to 300,117,264 shares, 250,000,000 of which shall be Common Stock with a par value of $.0001 per share, 117,264 of which shall be Non-Voting Common Stock with a par value of $.0001 per share, and 50,000,000 of which shall be Preferred Stock with a par value of $.0001 per share.

On March 2, 2008, the Company received back from the State of Delaware an authenticated copy of the amendment to its certificate of incorporation the Company filed with the State of Delaware on February 20, 2008 (the” Amendment”). This Amendment is effective as of February 20, 2008. Pursuant to the Amendment, the authorized shares of stock which the Company is authorized to issue, subsequent to a 6 to 1 reverse stock split of the Company’s outstanding Common Stock with a par value of $.0001 per share (“Common Stock”), will remain the same at 300,117,264 total shares, 250,000,000 of which shall be Common Stock,, 117,264 of which shall be Non-Voting Common Stock with a par value of $.0001 per share, and 50,000,000 of which shall be Preferred Stock with a par value of $.0001 per share.

Chapter 11 Filing

On August 31, 2006 (the “ Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Bankruptcy”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). From the Petition Date until November 9, 2007, the Company conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 1, Chapter 11 Bankruptcy Proceedings for additional information.

The Company’s Fifth Amended Plan of Reorganization, as modified (the “Plan”) was heard in Bankruptcy Court on October 30, 2007, and approved by the United States Bankruptcy Court, Central District of California, Santa Ana Division (Case No. SA 06-11493 RK). The Plan received support from the Company’s creditors and shareholders as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee. On November 8, 2007, Redux Holdings, Inc, (“Redux”), the Company’s controlling shareholder, invested $1.2 million in Naturade, as required by the Plan and on November 9, 2007, the Plan became effective (the “Effective Date”). A copy of the Plan is posted at www.naturade.com, under Investor Relations.

In addition to the $1.2 million cash infusion by Redux, of which $700,000 was paid to the administrative creditors, and most of the remaining balance was allocated to the Company’s future working capital needs, the Plan included a comprehensive debt restructuring. The Plan also features an equity allocation in Redux and allows for the retention of an equity interest by existing shareholders in the Company. All Company Series C Preferred shares, along with its voting and control rights, all options, all warrants, and all registration rights, have been cancelled as required under the Plan. The Company issued to Redux enough shares of common stock to give Redux 95% equity and voting interest in the Company, with all remaining shareholders holding a total 5% equity interest in the Company. Pursuant to the U. S Bankruptcy Code, and the Plan, the new common shares issued to Redux are exempt from the registration requirements of the securities laws. The common shares currently issued will retain their registered status. The Company filed a 15c 2-11 statement with NASD in June, 2007, and regained its listing on the over-the-counter Bulletin Board on January 15, 2008.

Pursuant to the Plan, the Company agreed to pay the administrative creditors an additional $300,000 in $100,000 installments prior to December 31 of 2009, 2010 and 2011. The Company also agreed to pay Health Holdings and Botanicals, LLC (“Health Holdings”) $1,361,000 on November 9, 2012, but Health Holdings has the right to convert the obligation into Redux Common Stock. The Company also agreed to pay the unsecured creditors 5% of their allowed claims on November 9, 2008, 5% on November 9, 2009, 10% on November 9, 2010 and 10% on November 9, 2011. Total allowed claims as of April 11, 2008 are approximately $1.3 million. Certain obligations of the Company under the Plan were guaranteed by Redux, and in some cases security was posted. See the Plan, posted at www.naturade.com, Investor Relations, A description of the obligations to the principal secured lender, Laurus (as hereinafter defined) under “Financing” below.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business.

Financial accounting and reporting during a Chapter 11 Bankruptcy for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Unsecured pre-petition liabilities, which may be subject to settlement, were classified as liabilities subject to compromise in the December 31, 2006, balance sheet. In addition, the Company has reported all transactions (other than interest expense) directly related to the Chapter 11 Bankruptcy as reorganization items in its statement of operations for the period ended November 7, 2007, and the year ended December 31, 2006. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP.

Recapitalization

On July 22, 2005, the Company entered into a recapitalization with Quincy Investments Corp. (“Quincy”) and its then principal stockholders, Health Holdings and Westgate Equity Partners, L.P (“Westgate”). In connection with the recapitalization, Quincy negotiated, and arranged the financing for, the Company’s acquisition of selected assets of Ageless, Symco and Symbiotics described below. In addition, the recapitalization involved (1) the issuance of securities to Quincy, (2) the exchange by Health Holdings and Westgate of shares of the Company’s common stock and Series B Convertible Preferred Stock (“Series B”) for shares of Series C Convertible Preferred Stock (“Series C”) and (3) the extension of the maturity date of certain notes held by Health Holdings and Bill D. Stewart, a director and the Company’s chief executive officer (“Stewart”), and David A. Weil (“Weil”). The recapitalization resulted in the availability to the Company of additional products, the delay in the Company’s obligation to pay such notes with a resulting short-term increase in the Company’s liquidity, and a change in control of the Company.

 On the Effective Date, all Series C shares, along with their voting and control rights, all options, all warrants, and all registration rights, were cancelled as required under the Plan. The Company, as required by the Plan, issued Redux enough shares of the Company’s common stock to give Redux 95% equity and voting interest in the Company. All remaining shareholders retained a total of 5% equity interest in the Company.

Change in Control

On August 10, 2006, Quincy Investments Corp. (“Quincy”), the then principal shareholder of the Company, subsequent to executing a Letter of Intent of July 26, 2006 with Redux to transfer to Redux Quincy’s controlling interest in Naturade, as reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, entered into the Quincy Transfer Agreement (“the Definitive Agreement”) pursuant to which:

•	Quincy transferred 28 million shares of the Company’s common stock, 4.2 million shares of Series C and 14 million warrants to purchase common stock to Redux;
•	Redux agreed to make cash contributions up to $500,000, at its sole discretion, to the Company;
•	Redux and Quincy agreed to attempt to complete a Definitive Agreement by August 31, 2006.
•
It should be noted that Quincy withheld 3,372,345 shares of Common in violation of the Quincy Transfer Agreement. These shares are subject to Stop Orders by the Company’s transfer agent and will be cancelled when they are tendered to the transfer agent.

Before the transactions described above, Quincy owned 31,372,345 shares of the Company’s common stock, or 72.4% of the voting power of the Company’s common stock. Quincy also owned 4.2 million shares of Series C, which when added to Quincy’s common stock holdings, represented 55.3% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C were entitled to vote along with the holders of the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Quincy had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of Health Holdings, holders of 12,600,000 shares of Series C who had the right to elect one director and to approve certain transactions.

The Definitive Agreement contemplated under the Letter of Intent was not entered into and the Letter of Intent by its terms has expired. Although Quincy has threatened litigation against Redux related to the absence of a Definitive Agreement no lawsuit has been commenced. In contrast, the Company has initiated a lawsuit against Quincy and Peter Pocklington. See Legal Proceedings.

On August 31, 2006, Laurus entered into an agreement with Redux, the principal shareholder of the Company, (the “Redux Agreement”) pursuant to which:

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

On April 13, 2007, Redux issued Laurus a cashless warrant to purchase up to 700,000 shares of Redux common stock in consideration of Laurus waving all prepayment penalties and charges associated with the Laurus obligation.

On November 16, 2006, Redux acquired 500,000 shares of the Company’s common stock and warrants to purchase 3,647,743 shares of common stock from Liberty Company Financial, LLC (“Liberty”) and in exchange issued to Liberty 28,116 shares of Redux common stock.

As a result of the transactions described above, Redux controlled voting rights of 29,550,000 shares of the Company’s common stock and 4,200,000 shares of Series C, or 68.2% of the voting power of the Company’s common stock, 20.0% of the voting power of the Series C, and 52.5% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C were entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, prior to the Effective Date, Redux had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above. If the Laurus Options were included, these percentages would increase.

 On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, were cancelled as required under the Plan. The Company, as required by the Plan, issued Redux 150,475,388 shares of common stock, giving Redux 180,025,388 shares of common stock or 95% equity and voting interest in the Company. The remaining shareholders retained a total 5% equity interest in the Company, with 8,510,388 shares of common stock. The computation did not include the 3,372,345 shares of common stock subject to Stop Orders.

Financing

In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus, consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, the Company issued to Laurus an option to purchase up to 8,721,375 shares of the Company’s common stock at $0.001 per share and a warrant to purchase up to 1,500,000 shares of the Company’s common stock at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminated the conversion features on the facility. The Company issued Laurus 1,050,000 shares of the Company’s common stock in consideration for this amendment. See Note 4 to Financial Statements, “Debt”.

On August 31, 2006, prior to the Company’s filing under Chapter 11 of the US Bankruptcy Code, Laurus and Redux agreed to cause the Company to do the following (the “Financing Changes”):

•	Laurus’ claim in the approximate amount of $2,900,000 would be treated as fully secured and the liens granted Laurus pursuant to the Financing Agreement will remain without modification.
•	Laurus would provide debtor in possession financing (“DIP”) pursuant to the terms and conditions of the financing agreement.
•
Interest would continue to accrue on the Term Loan pursuant the terms of the Financing Agreement however, payments were to be suspended until the first day of the first full month after the Effective Date of the Chapter 11 filing.

•
The maturity date of the Term loan was extended to January 6, 2010 and principal payments commenced on December 1, 2007, and are payable in equal monthly installments of $58,271 until the maturity date.

On the Effective Date, Pursuant to the Plan, the following amounts are outstanding with Laurus:

•	Revolving Loan for $838,937 due in 36 months with interest of Prime plus 2%.
•	Term Loan for $1,515,049 payable in 24 equal installments of $58,271 with interest equal to prime plus 2%, due January 2, 2010.
•
Revolver Over Advance of $674,023 payable in monthly principal installments of $12,000 per month starting January 2008 until June 2008; $15,000 per month in July and August 2008; $25,000 per month starting September 2008 until December 2008; $40,000 per month starting January 2009 until May 2009 and $45,000 per month starting June 2009 until November 2009 with a final payment of $2,023 in December 2009. Interest is payable at prime plus 2%.

Control by Principal Stockholders and Others

As a result of the effectiveness of the Plan, Redux has substantial control over Naturade. See Risk Factors – “One stockholder has the ability to control the Company.”

Acquisitions

On August 3, 2005, the Company acquired certain assets relating to the health products retail business of Symco. On August 5, 2005, the Company acquired certain assets relating to the health products retail business of Ageless. In these acquisitions, Naturade acquired the right to distribute additional new products, including the Ageless™ line of anti-aging products and Colostrum Plus™, a line of products reported to enhance immune system functions. For a description of these acquisitions (including the purchase prices, assets acquired and obligations assumed), see Business-“Acquisitions” below. See also Risk Factors-“In the Company’s recent acquisitions, the Company assumed substantial additional obligations.”

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

Capitalize on the health benefits of soy protein

Naturade believes significant growth potential exists in the soy protein foods. In 1999, the U.S Food and Drug Administration (“FDA”) approved the claim that “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol may reduce the risk of heart disease.” This claim was approved by the FDA based on studies evaluating the relationship between dietary soy protein and the level of blood lipids, particularly cholesterol. To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. Each of the Company’s soy protein based powders contains between 8 and 25 grams of soy protein per serving. The FDA, the American Heart Association and the Mayo Clinic all support daily intake of 25 grams of soy protein as part of a diet low in saturated fat and cholesterol.

Excel in relationships with consumers and retailers

Naturade has used its expertise in consumer packaged goods to build a strong relationship with its retail customers. The Company complements its broad sales and marketing efforts with programs focused on direct-to-consumer communication to generate trial use, cross-promote products and build brand loyalty. Despite the negative effects of the Company’s filing for and emergence from bankruptcy protection under Chapter 11, the Company has maintained strong relationships with most of its retailers.

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

Focus promotional spending to improve profitability by account

The Company manages its spending plans based on an account’s potential, and then develops its promotional programs to optimize sales growth while limiting brand expense. As a result, contribution margins, defined as gross margins less direct brand expenses, were 46.6% of net sales for 2007 and 17.6% of net sales for 2006. The increase in contribution margin in 2007 was a result of increased margins due to improved stability of product sourcing coupled with reduced spending on promotions costs related to the Company’s filing for Chapter 11 protection.

Selectively pursue new distribution

Naturade selectively pursues new distribution where initial investment in start-up costs has a strong expectation of delivering a near-term return. Similarly, the Company has elected to exit accounts where minimum profit standards cannot be met. As a result, Naturade is currently selling to a consolidated U.S. account base of approximately 34,000 stores in 2007 and 36,000 in 2006.

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

Immune system enhancement products

In 2005 the Company acquired the Colostrum Plus™ line of products from Symco. These products utilize bovine Colostrum which is very similar to human Colostrum and are reported to enhance immune system functions.

Other products

Naturade offers additional all-natural brands and product lines including sports nutrition powders, laxatives, digestive aids, cough/cold products and anti-aging products under the Ageless™ line which, cumulatively, account for approximately 3% of 2007 net sales. These products are distributed almost exclusively through independent health food stores and natural supermarkets.

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

Sales, Marketing and Distribution

In fiscal 2007, the Company’s sales by distribution channel were 30.4% to the mass market, 63.2% to the health food market and 6.4% in international channels, as compared to sales by distribution channel of 33.6% to the mass market, 63.0% to the health food market and 3.4% in international channels in fiscal 2006. The Company’s products are sold to both the health food market and the mass market using a sales management team augmented by independent brokers. Health food sales are primarily through distributors, while most mass market sales are direct to retailers. Naturade’s sales and distribution in Canada is also handled through distributors and brokers.

The Company’s direct sales force supervises broker sales organizations in the health food market and mass market. While headquarters sales calls are primarily the responsibility of our sales management, over 12 independent health food broker personnel and an additional one independent mass market broker personnel carry out follow-up calls and retail activity. The Company maintains brokerage agreements with its health food and mass market brokers throughout the United States. These agreements have a term of one year and may be terminated on 30 days prior written notice by either party. In addition, these agreements grant the brokers exclusive territories to represent us and receive commissions on sales generated in these territories. Brokers do not take title to the Company’s products.

The Company sells its products in the health food market through a network of 16 independent distributors and approximately 10 smaller independent distributors, who together service approximately 15,000 retail health food stores and natural supermarkets in the United States. These distributors take title to our products combining these products with other companies’ products to serve the health food stores in their geographic area. Nine of these key distributors are divisions of United Natural Foods, Inc. (“UNFI”), a national health food distributor, while five other distributors are divisions of Tree of Life, Inc. (“TOL”), another national health food distributor. Combined, these two principal health food distributors accounted for 30.5% of the Company’s net sales during 2007. Our direct sales force, along with brokers, often will solicit business from health food stores who then acquire our products from these distributors. While each of these national health food distributors is a corporate legal entity, their divisions independently make purchasing decisions on our products and are separately invoiced by us. Accordingly, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company treats these divisions as separate customers for purposes of determining the top 40 customers.

Mass market products are sold directly to mass market retailers or their designated distributors. One mass market customer, Sam’s Club, represented approximately 24.6% of the Company’s net sales in 2007.

The loss of any one of the Company’s major customers could have a material adverse effect on its business.

Third-Party Manufacturers

Naturade out sources all of its manufacturing and, as a result, has been significantly dependent on third-party manufacturers such as Nellson Nutraceuticals, Omni-Pak, a division of NBTY, Inc., Best Formulations, and Advanced Protein Systems. As a result of the Company’s filing for bankruptcy protection under Chapter 11, the Company encountered significant challenges maintaining, or finding new third party manufacturers. Omni Pak and Nellson have ceased manufacturing the Company’s products and the Company has been forced to approach new manufacturers to source manufacture of its products. As a result, the Company has been forced to negotiate less favorable purchasing terms including cash in advance or cash on delivery in order to purchase inventory. This has caused the Company to encounter numerous inventory shortages. As the Company begins to operate outside of bankruptcy, certain vendors are beginning to offer more favorable purchasing terms.

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

Raw Material Supplies

Due to outsourcing of production, the Company has eliminated most of its raw material inventory. At December 31, 2007, raw material inventory was $63,875. This amount includes labels, corrugated boxes and shippers. The Company believes that the raw materials used by its third-party manufacturers are readily available from multiple supply sources. The Company has experienced significant delays due to supply problems related to the Chapter 11 filing. As the Company begins to emerge from bankruptcy, certain of these vendors are beginning to offer more favorable purchasing terms.

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

•
Health Holdings, Stewart and Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2006 to December 31, 2007;

•
Naturade granted to Health Holdings, Westgate and Quincy certain registration rights with respect to the common stock issuable upon conversion of the Series C or exercise of the HHB Warrant or the Quincy Warrants and

•	Quincy granted to Health Holdings and Westgate certain co-sale rights described below.

The holders of the Series C voting as a separate class were entitled to elect one member of our Board of Directors. In addition, in matters presented for a vote of stockholders, including the election of other directors, the holders of the Series C voted together with the holders of Common stock as a single class, with a number of votes equal to the number of shares of common stock into which the Series C would then be converted. Under Delaware law, the holders of common stock and Series C voted as a separate class on any amendment to the Company’s Certificate of Incorporation which would (i) increase or decrease the aggregate number of authorized shares of such class, (ii) increase or decrease the par value of the shares of such class, or (iii) alter or change the powers, preferences or special rights of the shares of such class so as to affect them adversely.

In addition, Health Holdings was entitled to receive notice of, and to have a representative attend, all meetings of the Company’s Board of Directors, so long as Health Holdings owned any Series C.

On a liquidation or sale of Naturade, the holders of Series C were entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends. This preferential payment reduced the amount available for distribution to the holders of the Company’s common stock.

For each fiscal year, the holders of Series C were entitled to receive a cash dividend equal to 20% of the amount, if any, by which the Company’s pre-tax profits for such year exceed $10 million, which dividend would have been distributed within 120 days of the end of such fiscal year. This cash dividend would have reduced the amount available for other corporate purposes, including the expansion of the Company’s or distributions to the holders of the Company’s common stock

Naturade had the right to require the conversion of all shares of Series C into the Company’s common stock at any time within ten days following a period of 20 consecutive trading days for which the closing bid price of the Company’s common stock equaled or exceeded $1.50 per share (as adjusted).

At any time after July 22, 2006, the holders of the Series C had the right to convert each share of Series C into one share of the Company’s common stock at $1.00 per share (subject to adjustment to prevent dilution). The issuance of these shares of the Company’s common stock could have caused substantial dilution to the other holders of the Company’s common stock and the potential issuance of these shares of the Company’s common stock could have depressed the market price of the Company’s common stock and impaired the Company’s ability to raise capital through the sale of the Company’s common stock

On December 31, 2012, Naturade would have been required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company would have then legally able to do so. This cash dividend would have reduced the amount available for other corporate purposes, including the expansion of the Company’s business or distributions to the holders of its common stock.

The issuance of the shares of the Company’s common stock under the Master Investment Agreement and the shares of pursuant to the HHB Warrant and Quincy Warrants could have cause substantial dilution to the other holders of the Company’s common stock, and the potential issuance of such shares of the Company’s common stock could have adversely affected the market price of the Company’s common stock and impaired Naturade’s ability to raise capital through the sale of the Company’s common stock.

In the event Quincy desired to sell any shares of the Company’s common stock received pursuant to the Master Investment Agreement, other than a sale in the public market at fair market value (as defined in the Master Investment Agreement), Health Holdings and Westgate would have had the right to sell to the proposed transferee a pro rata portion of the Company’s common stock on the same terms and conditions.

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
•
It should be noted that Quincy withheld 3,372,345 shares of Common in violation of the Quincy Transfer Agreement. These shares are subject to Stop Orders by the Company’s transfer agent and will be cancelled when they are tendered to the transfer agent.

Before the transactions described above, Quincy owned 31, 372,345 shares of the Company’s common stock, or 72.4% of the voting power of the Company’s common stock. Quincy also owned 4.2 million shares of Series C, which when added to Quincy’s common stock represented 55.3%of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C were entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Quincy had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of Health Holdings and Botanicals, LLC holders of 12,600,000 shares of Series C who have the right to elect one director and to approve certain transactions.

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

On April 13, 2007, Redux issued Laurus a cashless warrant to purchase up to 700,000 shares of Redux common stock, in consideration of Laurus waving all prepayment penalties and charges associated with the Laurus obligations.

November 16, 2006, Redux acquired 500,000 of the Company’s common stock and warrants to purchase 3,647,743 shares of Common Stock from Liberty Company Financial, LLC (“Liberty”) and in exchange issued to Liberty 28,116 shares of Redux Common Stock.

As a result of the transactions described above, prior to the Effective Date, Redux controlled the voting rights of 29,550,000 shares of the Company’s common stock and 4,200,000 shares of Series C, or 68.2% of the voting power of the Company’s common stock, 20.0% of the voting power of the Series C, and 52.5% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C are entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Redux had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above. If the Laurus Options were included, these percentages would increase.

 On the Effective Date, all Company Series C shares, along with their voting and control rights, all options, all warrants, and all registration rights, were cancelled as required under the Plan. The Company, as required by the Plan, issued Redux 150,475,388 shares of common stock, giving Redux 180,025,388 shares of common stock or 95% equity and voting interest in the Company. The remaining shareholders retained a total 5% equity interest in the Company, with 8,510,388 shares of common stock. The computation did not include the 3,372,345 shares of common stock subject to Stop Orders.

Financing

In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus, consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, the Company issued to Laurus an option to purchase up to 8,721,375 shares of the Company’s common stock at $0.001 per share and a warrant to purchase up to 1,500,000 shares of the Company’s at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminated the conversion features on the facility. The Company issued Laurus 1,050,000 shares of its common stock in consideration for this amendment. See Note 4 to Financial Statements, “Debt”

On August 31, 2006, prior to the Company’s filing under Chapter 11 of the US Bankruptcy Code, Laurus and Redux agreed to cause the Company to do the following (the “Financing Changes”):

•	Laurus’ claim in the approximate amount of $2,900,000 would be treated as fully secured and the liens granted Laurus pursuant to the Financing Agreement will remain without modification.
•	Laurus would provide debtor in possession financing (“DIP”) pursuant to the terms and conditions of the financing agreement.
•
Interest would continue to accrue on the Term Loan pursuant the terms of the Financing Agreement however, payments were to be suspended until the first day of the first full month after the Effective Date of the Chapter 11 filing.

The maturity date of the Term loan was extended to January 6, 2010 and principal payments commenced on December 1, 2007 and are payable in equal monthly installments of $58,271 until the maturity date.

For a more detailed description of the Financing Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Laurus Financing.”

Principal Stockholder

At December 31, 2007, and April 9, 2008, Redux owns 180,025,388 shares of the Company’s common stock, or approximately 92.4% of the voting power of the Company’s common stock. As a result, the Principal Stockholder has the ability to elect all of the Naturade directors, control the outcome of all matters requiring stockholder approval and control its management and affairs

Acquisitions

Ageless, Symco and Symbiotics

On July 22, 2005, Quincy, Symco and Symbiotics entered into an Asset Purchase Agreement (the “Symco/Symbiotics Agreement”), pursuant to which Quincy had the right to acquire substantially all of the assets relating to Symco and Symbiotics’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($408,965) and the obligations under certain contracts, (b) pay all outstanding amounts owed under certain credit facilities ($224,313), (c) issue a promissory note payable to Symco and Symbiotics in the principal amount of $2,000,000, (x) less the amount necessary to repay the credit facilities, and (y) subject to a working capital adjustment, (d) pay an additional $60,000 in cash fifteen (15) days after the closing date and an additional $60,000 every thirty (30) days thereafter until the note is paid in full and (e) for a three (3) year period following the closing date, Quincy would pay to Symco and Symbiotics ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $2,000,000 based on the sale of products for each 12 month period during the three year period. The promissory note payable to Symco and Symbiotics was guaranteed by Peter H. Pocklington, a principal of Quincy, and from August 10, 2005 to August 10, 2006, one of the Company’s directors. In this acquisition, the Company acquired the right to distribute, and substantially all of the assets related to, Colostrum Plus™, a line of products reported to enhance immune system functions.

On July 27, 2005, Quincy and Ageless entered into an Asset Purchase Agreement (the “Ageless Agreement”), pursuant to which Quincy had the right to acquire substantially all of assets relating to Ageless’ health-related products retail business. As consideration for the assets, Quincy would (a) assume current accounts payable ($173,593), (b) assume an obligation to an employee of the company in an amount equal to $600,000 and (c) issue a promissory note payable to Ageless in the principal amount of $700,000, subject to a working capital adjustment. The promissory note payable to Ageless was guaranteed by Peter H. Pocklington, a principal of Quincy, and from August 10, 2005 to August 10, 2006, one of the Company’s directors. In this acquisition, the Company acquired the right to distribute, and substantially all of the assets related to, the Ageless™ line of anti-aging products.

On July 22, 2005, pursuant to an Assignment and Assumption Agreement, Quincy assigned to Naturade all of its rights, title and interest in and to the Symco/Symbiotics Agreement, and Naturade agreed to perform all of Quincy’s obligations under the Symco/Symbiotics Agreement. Pursuant to an Assignment and Assumption Agreement dated July 28, 2005, Quincy assigned to Naturade all of its rights, title and interest in and to the Ageless Agreement, and Naturade agreed to perform all of Quincy’s obligations under the Ageless Agreement. In connection with these transactions, the Company entered into consulting agreements with certain key employees of Symco/Symbiotics and Ageless. In addition, Naturade was a co-maker on each of the promissory notes described above. Pursuant to the Consulting Agreement entered into by the Company and Naomi Balcombe (“Balcombe”), the founder of Ageless, (i) for a three (3) year period following the closing date, Naturade would pay to Balcombe ten percent (10%) of the amount of the increase in contribution profit over a baseline amount of $900,000 based on the sale of products for each 12 month period during the three year period and (ii) issued to Ms. Balcombe 1,800,000 shares of the Company’s common stock. Pursuant to the Consulting Agreements entered into by the Company and Douglas Wyatt, the founder of Symco and Symbiotics, and David W. Brown, the President of Symco and Symbiotics, Naturade issued to Messrs. Wyatt and Brown 2,850,000 shares and 150,000 shares, respectively, of the Company’s common stock.

On August 3, 2005, Naturade closed the acquisition of Symco and Symbiotics. On September 30, 2005, the Company amended the terms of the acquisition to adjust the promissory note to include the subsequent purchase by Naturade of a computer system and the payoff of a promissory note in the amount of $274,382. In addition, the payments on the promissory note were modified from a balloon payment due on February 3, 2006 to nine monthly installments of $3,500 from October 1, 2005 and annual payments of $518,500 on June 1, 2006, $450,000 on June 1, 2007 and $476,305 on June 1, 2008. In exchange for the elimination of the requirement for the Company to pay $60,000 for every thirty days the promissory note was outstanding, Naturade agreed to make monthly interest payments of $15,000 from October 2005 to May 2006, $10,000 from June 2006 to May 2007 and $5,000 from June 2007 to May 2008. On May 31, 2006, the promissory note was amended and restated whereby the principal amount of $1,000,000 would be repaid in monthly installments of $33,333 along with monthly interest charges of 7% per annum on the outstanding balance through November 2008.

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

In consideration of such services, Naturade agreed to issue Quincy 33,972,345 shares of the Company’s common stock and to assume Quincy’s obligations under the Symco/Symbiotics Agreement and the Ageless Agreement. Among the obligations assumed by Naturade was the obligation to issue an aggregate of 3,000,000 shares of the Company’s common stock to the founders of Symco and Symbiotics in consideration of consulting services to be rendered by them concerning the purchased assets. As a result, Naturade issued Quincy 30,972,345 shares of the Company’s common stock and Symco and Symbiotics a combined 3,000,000 shares of Company’s common stock

For further information on the assets and liabilities of Ageless, Symco and Symbiotics acquired by the Company, and those not acquired by the Company, see the Company’s Current Report on Form 8-K/A filed with the SEC on February 28, 2006. Litigation was subsequently commenced by Ageless and its principal against the Company, Quincy and Peter Pocklington. The Company has settled this litigation with respect to the Company only. Redux has purchased all claims filed in the Naturade bankruptcy by Ageless and its principal. See Item 13 Certain Relationships and Related Transactions.

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

Registration Rights

Health Holdings, Westgate and Quincy

On July 22, 2005, Naturade entered into a Registration Rights Agreement with Health Holdings, Westgate and Quincy providing them with certain rights to require the Company to register its common stock held by them or issuable to them upon the conversion of the Series C held by them or the exercise of the HHB Warrant or the Quincy Warrants. Under this agreement, Health Holdings, Westgate, Quincy and certain of their transferees had the right at any time after July 22, 2008 to require Naturade to file a registration statement under the Securities Act of 1933 (the “Securities Act”) covering the registrable securities. This agreement is no longer effective due to the effectiveness of the Company’s Plan.

Laurus

On July 26, 2005, Naturade entered into a Registration Rights Agreement, which was subsequently modified on January 11, 2006 (the “Amended Registration Rights Agreement”), with Laurus providing Laurus with certain rights to require the Company to register its common stock held by them or issuable to them upon the exercise of the Laurus Warrant or the Laurus Option. Under this agreement, Naturade was required to file a registration statement within 60 days of the date of the Amended Registration Rights Agreement and have it effective within 120 days of such date. This agreement is also no longer effective due to the effectiveness of the Company’s Plan.

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

Many Naturade products, including Naturade Total Soy® and protein powders, are food products that are not subject to regulation by the FDA’s drug regulations or the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). These food products are regulated under the general FDA food regulations and may use “structure/function” claims or health claims under appropriate circumstances, but unlike dietary supplements, are not required to carry a disclaimer regarding an FDA evaluation or disease. Effective October 26, 1999, the FDA approved a health claim for soy protein allowing the following product label claim: “25 grams of soy protein daily, in a diet low in saturated fat and cholesterol, may reduce the risk of heart disease

To carry this claim, one serving of a product must deliver at least 6.25 grams of soy protein with no more than three grams of fat and no more than one gram of saturated fat. Each of the Company’s soy protein based powders contain between 8 and 25 grams of soy protein per serving. Naturade is currently shipping products that carry this heart disease claim under the brand names of Naturade Total Soy®, Naturade 100% Soy™, Naturade Veg™, Naturade N-R-G™, and Power Shake®.

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

Backlog

Naturade typically does not carry significant backlog orders and generally maintain a sufficient supply of the Company’s products to meet customer demands. Naturade’s policy is to ship product within seven days of the order being placed. Order fill rates had been significantly reduced during bankruptcy due to the Company’s inability to secure sufficient regular supply from prior manufacturers. The Company has negotiated new supply agreements with two new manufacturers, and has restored customer order fill rates on most products to normal levels of approximately 95% which have not been achieved since June 2006.

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

The Company’s direct product research and development expenses were $-0- and $48,028 in the fiscal years ended December 31, 2007and 2006 , respectively.

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

Employees

As of December 31, 2007, Naturade leased, from One World Science Inc., a subsidiary of Redux, 11 people, including two in administration, seven in sales and marketing and three in finance, accounting and information technology. The Company began leasing employees from One World Science in August 2006 to allow the Company to maintain continuity of operations during the Bankruptcy, and has no direct employees. The Company considers its relations with its leased employees to be good.

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

On August 31, 2006 (the “Petition Date”), the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code and emerged from bankruptcy on November 9 2007.

The Company’s Plan for emergence form Chapter 11, (see Note 1, Chapter 11 Bankruptcy Proceedings), was heard in Bankruptcy Court on October 30, 2007 and approved by the United States Bankruptcy Court, Central District of California, Santa Ana Division (Case No. SA 06-11493 RK). The Plan received support from the Company’s creditors and shareholders as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee. On November 8, 2007, Redux, the Company’s controlling shareholder, invested cash of $1.2 million in Naturade, as required by the Plan and on November 9, 2007, the Plan became effective. If for any reason the Company cannot satisfy the terms of the Plan, this could have an adverse impact on the Company, its share price and whether the Company can continue as an on going concern.

The Company may incur future losses which may affect its ability to continue as a going concern.

The Company had a net loss of approximately $3.7 million, and $11.3 million for the fiscal years ended December 31, 2005, and 2006, respectively, and a net operating loss of $2,542,649 for the 12 months ended December 31, 2007. At December 31, 2007, the Company had an accumulated deficit of $601,697, and stockholders’ equity of $5,451,369. The Company may incur net losses in the foreseeable future and will need access to additional financing for working capital and to expand its business. If unsuccessful in those efforts, the Company could be forced to cease operations and investors in its common stock could lose their entire investment. The Company’s independent registered public accounting firm issued a going concern opinion on the Company’s December 31, 2007 financial statements by including an explanatory paragraph in which they expressed substantial doubt about its ability to continue as a going concern.

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

The Company’s three largest customer’s together account for 55.1% of net sales for the twelve months ended December 31, 2007. One mass market customer, Sam’s Club, represented approximately 24.6% of the Company’s net sales, and two health food distributors, United Natural Foods, Inc. (“UNFI”) and Tree of Life, Inc., accounted for 19.5% and 11.0%, respectively, of the Company’s net sales, during the twelve months ended December 31, 2007. The loss of any of these customers could have a material adverse effect on the Company’s results of operations. From time to time, major customers have experienced financial difficulties. The Company does not have long-term contracts with any of its customers and, accordingly, there can be no assurance that any customer will continue to place orders with the Company to the same extent it has in the past, or at all.

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

Weight loss products are subject to increased regulatory scrutiny due to intensified campaigns by both FTC and FDA. FTC has specifically launched a nation-wide law enforcement sweep against companies making false weight-loss claims. This initiative was created to stop deceptive advertising, provide refunds to consumers harmed by unscrupulous weight-loss advertisers, to encourage media outlets not to carry advertisements containing bogus weight-loss claims and to educate consumers to be on their guard against companies promising miraculous weight loss without diet or exercise. The FTC campaign identifies seven specific claims that they consider suspect, including: “Lose weight without diet or exercise”; “Eat what you want and lose weight”; “Weight loss will be permanent” (even when the user stops using the product); “Block the absorption of fat or calories, and lose substantial weight”; “Safely lose more than three pounds per week for a period of more than four weeks”; “Substantial weight loss for all users”; and “Diet patches, creams, wraps, earrings and other products worn on the body or rubbed into the skin that cause substantial weight loss.” If the FDA and FTC move beyond their current focus and more closely scrutinize weight loss products in the retail marketplace, there can be no assurance that this change in focus would not have an adverse effect on the sale of the Company’s products.

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

One stockholder has the ability to control the Company.

Redux (the “Principal Stockholder”) has the ability to control the Company. At December 31, 2007, and April 9, 2008, Redux owns 180,025,388 shares of the Company’s common stock, or approximately 92.4%. As a result, the Principal Stockholder has the ability to elect all of the Company’s directors, control the outcome of all matters requiring stockholder approval and control the Company’s management and affairs.

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

The Company’s success depends in part on its ability to preserve its trade secrets and know-how, and operate without infringing on the property rights of third parties. The Company does not have any patents, and as a result another company could replicate one or more of its products. The Company’s policy is to pursue registrations for all of the trademarks associated with its key products, unless the cost is prohibitive. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a U.S. federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. The Company is considering the registration of its trademarks in certain foreign jurisdictions where its products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

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

From time to time, the Company introduces new products to meet consumer demands and counter competitive threats. These new products include product line extensions, such as new flavors of currently existing products, as well as new formulations or configurations such as Diet Lean® and ReVivex™. The Company experiences significant costs in formulating new products, designing packaging and merchandising. There can be no assurance that consumers and retailers will accept its new products. In addition, there can be no assurance that once new products are initially distributed to mass market and health food retailers, there will be repeat orders for these new products. Furthermore, expensive introductory retailer charges for additional shelf space may negate any initial increase in sales.

The Company’s stock price may be subject to significant fluctuations.

Trading in the Company’s common stock is low in volume. The market price of the Company’s common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by the Company or its competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. For the five trading days ended December 31, 2007, the average daily trading volume of its common stock was 4,000 shares. Additionally, investor confidence may be adversely affected by issuance of a going concern opinion by the Company’s independent registered public accounting firm, which may cause the Company’s stock price to fall. Also, general political and economic conditions such as recession, or interest rate or currency rate fluctuations, may adversely affect the market price of the Company’s common stock.

The Company’s common stock is currently deemed to be a “penny stock.” As a result, trading of its shares may be subject to special requirements which could impede the Company’s stockholders’ ability to resell their shares.

The Company’s common stock is a “penny stock” as that term is defined in Rule 3a51-1 adopted under the Exchange Act because it is selling at a price below $5.00 per share. In the future, if the Company is unable to list its common stock on a national securities exchange, or the per share sale price is not at least $5.00; its common stock may continue to be deemed to be a “penny stock.”

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In December 1998, the Company signed a 7 1/2 year lease for a facility including new executive offices, sales and marketing offices and warehouse located in Irvine, California. This 50,000 square foot facility included a 40,000 square foot finished goods warehouse area configured with a high-density steel rack and frame storage floor plan. This maximum cubic space utilization provided the Company with reasonably sufficient warehousing capacity for the term of the lease, specifically in light of the Company’s decision to outsource production, thereby eliminating the need for any manufacturing space. The lease agreement included an approximate 9% rent increase after the second, fourth and sixth year of the lease period, with a 60-month extension after the initial lease term at the prevailing market rental rate. On November 1, 2005, the Company agreed to an extension of the lease until September 30, 2013. This extension resulted in a decrease in the monthly rent from $35,382 per month to $29,900 beginning on October 1, 2006 increasing to $30, 897 on October 1, 2007, $32,392 on October 1, 2008, $33,389 on October 1, 2009, $34,884 on October 1, 2010, $36,379 on October 1, 2011 and $37,874 on October 1, 2012.

As a result of the Company’s filing for protection under Chapter 11 of the US Bankruptcy Code, the Company requested that the Court reject this lease agreement; and, in September 2006, the Court approved the rejection.

On September 1, 2006, the Company entered into a sub-lease agreement with One World Science Inc, a subsidiary of Redux, whereby the Company sub-leased approximately 9,000 square feet of office space for its corporate headquarters in Brea, California. The lease called for monthly payments of $10,000 (which covered office space and many other services) and was on a month to month basis. The Company vacated these premises on May 18, 2007.

On March 21, 2007, the Company entered into a sub-lease agreement with First American Default Management Solutions, LLC, whereby the Company sub-leases approximately 5,357 square feet of office space for its corporate headquarters in Anaheim, California. The lease calls for monthly payment of $9,479 and has a term of two years.

Item 3. Legal Proceedings

The following litigation matters are currently pending:

a) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp.: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 (Orange County Superior Court, State of California, Case No.: 07CC02752),  The lawsuit was filed on February 9, 2007. Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC, entered into a Global Settlement Agreement with Naturade in connection with the then pending Chapter 11 proceedings by which the parties compromised and agreed to terms relating to certain claims these defendants have against Naturade in the Chapter 11 proceedings. In exchange for these compromises and terms, Naturade agreed to dismiss Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC as well as defendants Lionel P. Boissiere and William B. Doyle from the litigation pending in Orange County Superior Court.

Naturade would like to dismiss Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC, but the Settlement Agreement requires a Motion for Good Faith Settlement so these Defendants are still in the Case for that limited purpose. In the meantime, Naturade will continue to pursue the litigation against Peter H. Pocklington and Quincy Investments Corp. until default, judgment, or other resolution of the case, and during the week of February 17, 2008, the court granted Naturade’s Motion for Leave to Amend the Complaint against the remaining defendants amending the complaint, with Redux interceding as a plaintiff against Quincy Investments Corp. and Peter H. Pocklington. Among the various causes of action by Redux will be Intentional Misrepresentation (Fraud).

b) Naturade, Inc. v. NBTY, Inc. d/b/a Omni-Pak Industries (United States Bankruptcy Court, Adversarial Case No.: SA07-1057RK) Filed on February 15, 2007. This litigation was being prosecuted on behalf of Naturade by the law firm of WINTHROP COUCHOT the Company’s bankruptcy attorneys. The nature of the lawsuit and the progress of the case is as follows:

On December 11, 2006, NBTY, Inc. (“NBTY”) filed proof of claim against Naturade’s bankruptcy estate alleging a general unsecured claim in the amount of $660,774.10 (‘NBTY Claim”). Naturade disputes the NBTY Claim, but has yet to file a formal objection to the NBTY Claim.

On February 15, 2007, Naturade filed a complaint against NBTY d/b/a/ Omni-Pak Industries seeking to avoid and recover approximately $191,480.81 of preferential transfers of property under Bankruptcy Code Section 547 and 550 (“NBTY Complaint”). On or about November 7, 2007, the case was settled and settlement payments were received.

c) Naturade, Inc. v. Yellow Transportation (United States Bankruptcy Court, Adversarial Case No.: SA07-1055RK). Filed on February 14, 2007, this litigation is being prosecuted on behalf of Naturade by the law firm of Winthrop Couchot, the Company’s bankruptcy attorneys. The nature of the lawsuit and the progress of the case is as follows:

On November 6, 2006, Yellow Transportation (“YT”) filed proof of claim against Naturade’s bankruptcy estate alleging a general unsecured claim in the amount of $60,336.88 (“YT Claim”). Naturade disputes the YT Claim, but has yet to file a formal objection to the YT Claim.

On February 14, 2007, Naturade filed a complaint against YT seeking to avoid and recover approximately $191,761.02 of preferential transfers of property under Bankruptcy Code Section 547 and 550. On or about November 7, 2007, case was settled and payments were received.

d) Naturade, Inc. v. United Parcel Service, Inc. (United States Bankruptcy Court, Adversarial Case No.: SA07-1056RK) Filed on February 14, 2007. On November 6, 2006, UPS filed a proof of claim asserting an unsecured claim in the amount of $11,997.96 (“UPS Claim”). On February 14, 2007, the Company filed a complaint against UPS to avoid and recover approximately $22,784.68 of preferential transfers of property under Bankruptcy Code Sections 547 and 550 (“UPS Complaint”). On April 9, 2007, the Company filed and served a motion seeking court approval of a settlement agreement with UPS that provides for UPS to pay the Company $3,500.00 and waive any and all other claims against the Company as consideration for the Company’s dismissal of the UPS Complaint with prejudice. The Court approved the settlement.

e) Claims and Other Bankruptcy Related Litigation: Objections to certain claims filed against the Company’s bankruptcy estate have been prosecuted by the Company which has resulted in the reduction or elimination of certain claims filed in the bankruptcy case.

The Company has fully accrued the amounts claimed in these suits as of December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock began trading on the over-the-counter securities market in the third quarter of 1991 under the symbol NRDC.OB. The over-the-counter market quotations reflect interdealer bid prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The prices appearing below were obtained from the National Quotation Bureau. The Company’s stock was delisted from the over-the-counter bulletin board on September 25, 2006, but regained its listing on January 15, 2008, under the symbol NRDCQ.OB

Fiscal 2007	High	Low
1st Quarter	$.10	$02
2nd Quarter	.04	.02
3rd Quarter	.04	.02
4th Quarter	.05	.02

Fiscal 2006	High	Low
1st Quarter	$.20	$.10
2nd Quarter	.15	.07
3rd Quarter	.15	.03
4th Quarter	.05	.03

On March 26, 2008, the last reported price for the Company’s common stock was $.09. Stockholders are urged to obtain current market quotations for the Company’s common stock.

Holders

To the best knowledge of the Company, the number of record holders of common stock as of December 31, 2007 was 507 and approximately 250 additional shareholders hold the common stock in “street name.”

Dividends

The Company did not pay a cash dividend on its common stock during 2007 and 2006, and it does not anticipate paying any cash dividends in the foreseeable future. It intends to retain any future earnings to provide funds for the expansion of its business. The declaration and payment of cash dividends in the future will depend upon its earnings, financial condition, capital needs and other factors deemed relevant by its board of directors. The Company’s ability to pay dividends is limited by the provisions of Delaware law and the approval rights granted to Laurus. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Laurus Financing.”

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

The following tables summarize certain selected financial data for the years presented and should be read in conjunction with the more detailed information and financial statements, including notes thereto, presented elsewhere herein. The periods from January 1, 2007 to November 8, 2007 ( Predecessor Company) and From November 9, 2007 to December 31, 2007 (Successor Company) were audited by Haskell & White LLP, and the year ended December 31, 2006 (Predecessor Company) was audited by Squar, Milner, Peterson, Miranda & Williamson, LLP. The following table was derived from such audited financial statements.

STATEMENT OF OPERATIONS DATA

	Successor Company		Predecessor Company
	Period from November 9, 2007 to December 31, 2007		Period from January 1, 2007 to November 8, 2007		Year ended December 31, 2006

Net Sales	$1,332,051	100.0%	$5,371,539	100.0%	$9,432,019	100.0%
Gross profit	457,513	34.3%	1,894,738	35.3%	3,315,867	35.2%
Selling, general & administrative expenses	462,521	34.7%	2,953,281	55.0%	7,542,707	80.0%
Impairment of goodwill	-	0.0%	-	0.0%	2,694,357	28.6%
Impairment of customer lists	-	0.0%	-	0.0%	1,049,336	11.1%
Reorganization professional fees	-	0.0%	1,089,260	20.3%	410,306	4.4%
Depreciation	233	0.0%	12,005	0.2%	56,723	0.6%
Amortization	127,421	9.6%	250,179	4.7%	835,681	8.9%
Operating loss	(132,662)	(10.0)%	(2,409,987)	(44.9)%	(9,273,243)	(98.3)%
Other income (loss):
Gain on sale of brand	-	0.0%	-	0.0%	-	0.0%
Gain on expiration of warrants	-	0.0%	-	0.0%	-	0.0%
Reorganization items	-	0.0%	6,895,263	128.4%	-	0.0%
Change in derivitive liabilities	-	0.0%	-	0.0%	1,285,797	13.6%
Interest expense:		0.0%		0.0%		0.0%
Interest expense:	(398,612)	(29.9)%	(225,768)	(4.2)%	(726,756)	(7.7)%
Deferred financing fees	(70,423)	(5.3)%	(601,865)	(11.2)%	(2,464,399)	(26.1)%
Total interest expense	(469,035)	(35.2)%	(827,633)	(15.4)%	(3,191,155)	(33.8)%
Loss on sale of assets	-	0.0%	-	0.0%	(59,257)	(0.6)%
Other	-	0.0%	17,274	0.3%	(12,200)	(0.1)%
Income (loss) before provision for income taxes and reorganization items (Note )	(601,697)	(45.2)%	3,674,917	68.4%	(11,250,058)	(119.3)%
Provision for income taxes	-	0.0%	(14,099)	(0.3)%	800	0.0%
Net income (loss)	(601,697)	(45.2)%	3,689,016	68.7%	(11,250,858)	(119.3)%
Less:
Preferred stock dividends-Series B	-	0.0%	-	0.0%	-	0.0%
Deemed dividends-Series B	-	0.0%	-	0.0%	-	0.0%
Deemed dividends- Series C	-	0.0%	(2,300,000)	(42.8)%	(2,760,000)	(29.3)%
Net loss attributable to Common Shareholders	$(601,697)	(45.2)%	$1,389,016	25.9%	$(14,010,858)	(148.5)%
Basic and diluted earnings per share	$(0.00)		$0.03		$(0.33)
Weighted average number of shares used in computation of basic and diluted net loss per share	194,908,121		43,332,733		42,619,350

BALANCE SHEET DATA

	As of:
	Successor Company	Predecessor Company
	December 31, 2007	November 8, 2007	December 31, 2006
Cash and cash equivalents	$274,733	$176,131	$80,713
Working capital (deficiency)	(575,255)	(10,491,329)	(1,728,224)
Total assets	10,807,837	2,098,992	2,948,553
Long term debt	4,052,266	2,427,137	2,015,905
Total stockholders' equity (deficit)	$5,451,369	$(20,297,610)	$(16,964,174)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and the financial statements and related notes attached to this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A Risk Factors” and elsewhere in this report.

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

Chapter 11 Filing

On August 31, 2006, the Company filed a voluntary petition for protection and reorganization under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. From the Petition Date until the Effective Date, the Company conducted its activities as a debtor-in-possession under the Bankruptcy Code. See Note 1, Chapter 11 Bankruptcy Proceedings for additional information.

The Company’s Plan of Reorganization, as modified (the “Plan”) was heard in Bankruptcy Court on October 30, 2007 and approved by the Bankruptcy Court, Santa Ana Division (Case No. SA 06-11493 RK). The Plan received support from the Company’s creditors and shareholders as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee. On November 8, 2007, Redux, the Company’s controlling shareholder, invested $1.2 million in Naturade, as required by the Plan and on November 9, 2007, the Plan became effective. A copy of the Plan is posted at www.naturade.com, under Investor Relations.

In addition to the $1.2 million cash infusion by Redux, of which $700,000 was paid to the administrative creditors, and most of the balance was allocated to the Company’s future working capital needs, the Plan included a comprehensive debt restructuring. The Plan also features an equity allocation in Redux and allows for the retention of an equity interest by existing shareholders in the Company. All Company Series C Preferred shares, along with its voting and control rights, all options, all warrants, and all registration rights, have been cancelled as required under the Plan. The Company issued to Redux enough shares of common stock to give Redux 95% equity and voting interest in the Company, with all remaining shareholders holding a total 5% equity interest in the Company. Pursuant to the U. S Bankruptcy Code, and the Plan, the new common shares being issued to Redux will be exempt from the registration requirements of the securities laws. The common shares currently issued will retain their registered status.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Bankruptcy (see Note 1 to the Financial Statements) such realization of assets and liquidation of liabilities was subject to uncertainty. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Bankruptcy had been segregated and classified as liabilities subject to compromise in the December 31, 2006 balance sheet.

Financial accounting and reporting during a Chapter 11 Bankruptcy for an entity with the expectation of reorganizing is prescribed in Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Accordingly, unsecured pre-petition liabilities, which are subject to settlement, were classified as liabilities subject to compromise in the December 31, 2006 balance sheet. In addition, the Company had reported all transactions (other than interest expense) directly related to the Chapter 11 Bankruptcy as reorganization items in its statement of operations for the period ended November 7, 2007 and the year ended December 31, 2006. SOP 90-7's definition of reorganization items excludes (1) interest expense and (2) transactions required to be reported as discontinued operations or extraordinary items in conformity with GAAP.

On September 25, 2006, the Company's common stock was de-listed from the over-the-counter Bulletin Board. The Company regained its listing on the over-the-counter Bulletin Board on January 15, 2008, under the symbol NRDCQ.OB.

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

On April 13, 2007, Redux issued Laurus a cashless warrant to purchase up to 700,000 shares of Redux common stock, in consideration of Laurus waving all prepayment penalties and charges associated with the Laurus obligations.

On November 16, 2006, Redux acquired 500,000 shares of the Company’s common stock and warrants to purchase 3,647,743 shares of the Company’s common stock from Liberty Company Financial, LLC (“Liberty”) and in exchange issued to Liberty 28,116 shares of Redux common stock.

As a result of the transactions described above, Redux controlled voting rights of 29,550,000 shares of Company’s common stock and 4,200,000 shares of Series C, or 68.2% of the voting power of the Company’s common stock, 20.0% of the voting power of the Series C, and 52.5% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C were entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, prior to the Effective Date, Redux had the power to elect a majority of the Company’s Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above. If the Laurus Options were included, these percentages increased.

On the Effective Date, all Company Series C Preferred shares, along with their voting and control rights, all options, all warrants, and all registration rights, were cancelled as required under the Plan. The Company, as required by the Plan, issued Redux 150,475,388 shares of common stock, giving Redux 180,025,388 shares of common stock or 95% equity and voting interest in the Company. The remaining shareholders retained a total 5% equity interest in the Company, with 8,510,388 shares of common stock. The computation did not include the 3,372,345 shares of common stock subject to Stop Orders.

Results of Operations

The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales.

	Percent of Net Sales
	Successor Company	Predecessor Company
	Period from November 9, 2007 to December 31, 2007	Period from January 1, 2007 to November 8, 2007	Year ended December 31, 2006

Net Sales	100.0%	100.0%	100.0%
Gross profit	34.3%	35.3%	35.2%

Selling, general and administrative expense.	34.7%	55.0%	80.0%
Goodwill impairment	0.0%	0.0%	28.6%
Impairment of customer lists	0.0%	0.0%	11.1%
Reorganization professional fees	0.0%	20.3%	4.4%
Operating loss	(10.0)%	(44.9)%	(98.3)%
Interest expense	(35.2)%	(15.4)%	33.8%
Loss on sale of assets	0.0%	0.0%	0.6%
Other income (loss)	0.0%	0.3%	0.1%
Income (loss) before provision for income taxes	(45.2)%	68.4%	(119.3)%
Provision for income taxes	0.0%	(0.3)%	0.0%
Net income (loss)	(45.2)%	25.9%	(119.3)%

Major trends that affected the Company’s results of operations in 2007

The major trends of our results of operations for the 12 months ended December 31, 2007 included the following:

•
The filing for and eventual emergence from Chapter 11 Bankruptcy protection by the Company had a significant effect on revenues and earnings for the period. The filing resulted in product sourcing delays, customer order reductions, increased product costs and a significant increase in professional fees related to the reorganization.

•
The general softness in the grocery segment related to competition from Wal-Mart and club stores continued to move consumers from historical purchasing patterns. We believe this trend is likely to continue.

2007 Compared to 2006

The following analysis compares the 12 months ended December 31, 2007 which is composed of the predecessor company for the period from January 1, 2007 to November 8, 2007 and the successor company from November 9, 2007 to December 31, 2007.

Net Sales

Net sales for 2007 decreased $2,728,429 or 28.9%, to $6,703,590 from $9,432,019 for 2006. The decrease in net sales is due principally to the effects of the Chapter 11 filing. As a result of the filing, Naturade had difficulty filling orders until product sourcing could be secured. Naturade’s ability to meet retailer demands was interrupted resulting in a subsequent significant decrease in customer orders and revenues. As of December 31, 2007, no significant customers notified Naturade that they were discontinuing purchasing from Naturade.

Net Sales are calculated based upon gross revenues less certain allowances.

For 2007, distributor and promotional allowances were a credit of $12,146, or 0.2% of gross sales, compared to an expense of $704,815, or 6.1% of gross sales, for the same period in 2006. The decrease in distributor and promotional allowances is a result of the decrease in sales to mass merchants during the period. Mass merchants generally require more promotional allowances than do health food distributors. Damages and returns for 2007 were $295,234, or 4.2 % of gross sales, as compared to $755,458, or 6.5 % of gross sales, for 2006. Lower sales and the decreased sales to the mass market have accounted for the reduction in returns. Cash discounts for 2007 were $99,674, or 1.4% of gross sales, as compared to $120,784, or 1.0% of gross sales, in the same period of 2006. The decrease in cash discounts is directly related to the decrease in sales for the period. Slotting charges related to new distribution for 2007 were a credit of $4,159, or 0.06% of gross sales, as compared to an expense of $198,590, or 1.7% of gross sales, in 2006. Coupon and rebate redemption for 2007 was $-0-, as compared to $10,740, or 0.1%, in the same period of 2006.

Mass market net sales for 2007 increased $761,049, or 22.9%, to $4,090,551 from $3,329,502 for 2006. Typically, customers who depend on 100% fill rates to maintain sufficient quantity of product for sale to consumers such as mass market customers, will be the first to make a product switch when a supplier does not invest sufficiently in consumer marketing to “pull” product thru retail, and when a supplier files for Chapter 11 protection. Naturade sales suffered in 2007 from these factors however, its major mass market customer Sam’s Club, continues to carry Naturade Total Soy in a significant number of clubs increasing volume sales year over year.

For 2007, health food channel net sales decreased $3,489,478, or 57.2%, to $2,613,039 from $6,102,517 for 2006. The sales decrease is due principally to sourcing problems related to the Company’s Chapter 11 Bankruptcy filing. In late 2007, the Company has secured reliable product sourcing and is increasing its fill rates in this channel with a goal to increase revenues in 2008.

On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 39.0% for the health food channel and 61.0% for the mass market channel for 2007 as compared to 64.7% for the health food channel and 35.3%, respectively, for the same period in 2006. The increase in the mass market as a percent of total sales is due principally to the reduction in sales encountered in the health food channel in 2007 as a result of the Chapter 11. The majority of the loss in the mass market incurred early in the Chapter 11 proceedings during fiscal 2006.

For 2007 the top 40 customers accounted for $5,553,012, or 78.4%, of net sales, with 24 health food customers contributing $3,381,338 or 47.7%, of net sales, 2 mass market customers contributing $1,748,161 or 24.7%, of net sales, and 4 international customers contributing $423,513, or 6.0%, of net sales. This compares to the top 40 customers accounting for $8,290,520, or 87.9%, of net sales, with 23 health food customers contributing $4,231,801 or 44.8%, of net sales, 14 mass market customers contributing $3,780,188 or 40.1%, of net sales, and three international customers contributing $278,531, or 3.0%, of net sales for 2006.

For 2007, the top 40 products represented $ 5,929,822 or 88.5%, of net sales, with 16 Symbiotics products contributing $ 2,142,983 or 32.0% of net sales, 4 Naturade Total Soy® products contributing $ 1,945,115 or 29.0%, of net sales, 10 protein powders contributing $ 851,443 or 12.7 % of net sales, 3 Ageless products contributing $ 199,007 or 3.0 % of net sales and 7 other products contributing $ 791,275 or 11.8% of net sales. This compares the top 40 products represented $6,694,566 or 71.0%, of net sales, with 8 Naturade Total Soy® products contributing $2,529,576 or 26.8%, of net sales, 13 protein powders contributing $1,741,815 or 18.5% of net sales, 5 ReVivex™ products contributing $432,616 or 4.6% of net sales, and 14 other products contributing $1,990,559 or 21.1%  of net sales in 2006.

For both periods, the Company considers the 10 divisions of UNFI which represented 19.5% and 18.4% of net sales for 2007 and 2006 respectively and the six divisions of Tree of Life which represented 11.0% and 11.6% of net sales for 2007 and 2006 respectively as separate customers for purposes of this top 40 list, because of their ability to make independent purchasing decisions regarding the Company’s products. In “Item 1. Business—General”, the divisions of these two entities are combined under their corporate parent to reflect three major customers.

Gross Profit

Gross profit for 2007 decreased 29.1% to $2,352,251 or 35.1% of net sales, from $3,315,867 or 35.2% for 2006. The decrease is principally a result of lower sales for the period and the effects of Bankruptcy. Gross profit, as a percentage of sales was flat at 35.1% in 2007 as compared to 35.2% of net sales in 2006. The stability of gross profit margins as a percent of sales is due to the Company’s ability to obtain a stable supply source in early 2007.

Operating Costs and Expenses

Operating costs and expenses for 2007 decreased 61% to $4,894,900, or 93% of net sales, from $12,589,110, or 133.5% of net sales for 2006. Operating expense for the period includes one-time charges totaling $1,089,260 for reorganization professional fees compared to $410,306 in 2006. Selling, general and administrative expenses decreased $4,126,906 from $7,542,707 during the year ended December 31, 2006, to $3,415,802 during the year ended December 31, 2007. This decrease was principally the result of reduced sales and marketing expenses, staff reductions and smaller facilities. Additionally, operating expense for the period includes a non-cash charge of $277,600 in amortization of intangible assets acquired in acquisitions as compared to a similar charge of $835,681 for the same period in 2006. In 2006, the Company incurred impairment charges of $2,694,357 in goodwill and $1,049,336 in Customer Lists as a result of devaluations due to the Company’s Chapter 11 proceedings. Prospectively, management expects future amortization expenses associated with the Company’s intangible assets to increase as a result of the Company’s use of Fresh-Start Accounting on November 9, 2007.

Interest Expense

Interest expense for 2007 decreased $1,894,484 to $1,296,668 from $3,191,155 compared to the same period in 2006 principally due to the decrease of $1,792,111 in amortization of deferred financing fees and debt discounts in 2007 related to the reduction of deferred financing fees capitalized as a result of the Company’s Chapter 11. In addition, a stay on interest on certain borrowings related to pre-petition debt resulted in a reduction of interest expense during the period. Prospectively, management expects future non-cash interest expenses to be significant as debt discounts associated with the Company’s debt instruments are amortized into interest expense over their expected terms.

Liquidity and Capital Resources

On August 31, 2006, the Company filed a voluntary petition for protection and reorganization under Chapter 11 of the Bankruptcy Code. Since the Petition Date through November 8, 2007, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code. See Note 1, Chapter 11 Bankruptcy Proceedings for additional information.

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

On August 31, 2006, prior to the Company’s filing under Chapter 11 of the US Bankruptcy Code, Laurus and Redux agreed to cause the Company to do the following (the “Financing Changes”):

•	Laurus’ claim in the approximate amount of $2,900,000 would be treated as fully secured and the liens granted Laurus pursuant to the Financing Agreement will remain without modification.
•	Laurus would provide debtor in possession financing (“DIP”) pursuant to the terms and conditions of the financing agreement.
•
Interest would continue to accrue on the Term Loan pursuant the terms of the Financing Agreement however, payments were to be suspended until the first day of the first full month after the Effective Date of the Chapter 11 filing.

•
The maturity date of the Term loan was extended to January 2, 2010 and principal payments commenced on December 1, 2007 and are payable in equal monthly installments of $58, 271 until the maturity date.

On the Effective Date, the following amounts are outstanding with Laurus:

•	Revolving Loan for $838,937 due in 36 months with interest of Prime plus 2%.
•	Term Loan for $1,515,049 payable in 24 equal installments of $58,271 with interest equal to prime plus 2%, due January 2, 2010
•
Revolver Over advance of $674,023 payable in monthly principal installments of $12,000 per month starting January 2008 until June 2008; $15,000 per month in July and August 2008; $25,000 per month starting September 2008 until December 2008; $40,000 per month starting January 2009 until May 2009 and $45,000 per month starting June 2009 until November 2009 with a final payment of $2,023 in December 2009. Interest is payable at prime plus 2%.

Borrowings on the revolving note are based on certain percentages of eligible accounts receivable and inventories and pays interest at prime plus 2% per annum. Available borrowings under the Credit Agreement were $-0- at December 31, 2007.

Pursuant to the Plan, the Company agreed to pay the administrative creditors an additional $300,000 in $100,000 installments prior to December 31 of 2009, 2010 and 2011. The Company also agreed to pay Health Holdings and Botanicals, LLC (“Health Holdings”) $1,361,000 at November 9, 2012, but Health Holdings has the right to convert the obligation into Redux Common Stock. The Company also agreed to pay the unsecured creditors 5% of their allowed claims on November 9, 2009, 5% on November 9, 2009, 10% on November 9, 2010 and 10% on November 9, 2011. Total allowed claims as of April 11, 2008 total approximately $1.3 million. Certain obligations of the Company under the Plan were guaranteed by Redux, and in some cases security was posted. See the Plan, posted at www.naturade.com, Investor Relations. A description of the obligations to the principal secured lender, Laurus, are described immediately above.

At December 31, 2007, the Company had an accumulated deficit of $601,697, a net working capital deficit of $575,255, and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has issued an opinion that substantial doubt exists as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from a negative outcome of this uncertainty. The Company believes that cash proceeds from the Plan, its current Financing Agreement and growth in its core operations will sustain the Company for the next year.

The Company used cash of $1,336,761 from operating and reorganization activities in the year ended December 31, 2007, compared to a source of cash of $648,148 from operating activities for the year ended December 31, 2006. This decrease in cash provided by operating activities is primarily due to operating losses before reorganization items of $3,206,247and an increase in inventories of $795,420, partially offset by a decrease in receivables of $132,676 and an increase in accounts payable and accrued expenses of $1,331,128.

Net cash used in inventories was $795,420 for the year ended December 31, 2007 compared to net cash provided by inventories of $160,454 for the year ended December 31, 2006. The increase in inventory was a direct result of the Company obtaining stable sourcing with credit terms allowing the Company to rebuild inventory to meet required customer fill ratios.

Net cash provided by accounts receivable was $132,676 for the year ended December 31, 2007 compared to net cash provided by accounts receivable of $1,323,849 for the same period of 2006, principally due to lower sales volume in 2007 as compared to sales volume in 2006 as a result of the Company’s Chapter 11. Customer terms have remained constant; however there is a slight increase in day’s sales outstanding due to customers paying slower than historical averages after the Company filed for protection under Chapter 11.

Net cash provided by accounts payable and accrued expenses was $1,331,128 for the year ended December 31, 2007 compared to net cash provided of $3,682,318 for the same period of 2006. The increase in accounts payable and accrued expenses is a direct result of the Company’s ability to obtain certain credit terms to purchase inventory during the period.

The Company’s working capital deficit decreased from $1,728,224 at December 31, 2006 to $575,255 at December 31, 2007. This decrease was largely due to an increase in accounts payable post emergence from Chapter 11.

The Company’s cash provided financing activities was $1,590,800 for the year ended December 31, 2007, compared to cash used in financing activities of $605,000 for the same period of 2006. The increased source of cash in 2007 was primarily the result of the $1,200,000 cash infusion by the majority shareholder at the Effective Date plus net borrowings on the revolver of $419,874.

Laurus Financing

On July 26, 2005, Naturade entered the Financing Agreement with Laurus, providing for a $3,000,000 revolving credit facility and a $1,000,000 term loan. The indebtedness under the revolving facility is evidenced by a convertible “Revolving Note” and one or more convertible “Minimum Borrowing Notes,” and the indebtedness under the term facility is evidenced by a convertible “Term Note.” The Revolving Note, the Term Note and the Minimum Borrowing Notes are herein referred to as the “Laurus Notes.” Gross funds of $2,655,250 were advanced to us on July 26, 2005 under the Laurus Notes comprising $1,000,000 under the Term Note, $500,000 under the first minimum borrowing note (the “First Minimum Borrowing Note”), and $1,155,250 under the Revolving Note. The Company paid fees and expenses in cash to Laurus of $193,500 on the closing date, consisting of “closing payment” of $156,000 and reimbursement of Laurus’ legal fees of $37,500. Also in connection with the Laurus financing, the Liberty Warrant to Liberty Company Financial LLC (“Liberty”) for introducing us to Laurus. The Liberty Warrant entitles the holder to purchase up to 3,647,743 shares of its common stock at a purchase price of $0.08 at any time on or after July 26, 2006 through July 26, 2011. On December 31, 2007, $1,276,570 was outstanding under the Revolving Note, and $1,350,000 was outstanding under the Term Note.

The Company also issued Laurus a five-year warrant to purchase an aggregate of 1,500,000 shares of its common stock at an exercise price of $0.80 per share and an option to purchase 8,721,375 shares of its common stock at an exercise price of $0.0001 per share, as described below.

In conjunction with the Financing Agreement, Health Holdings, Stewart and Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2005 to December 31, 2007.

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

On August 31, 2006, pursuant to the Company’s filing under Chapter 11 of the US Bankruptcy Code, Laurus and Redux agreed to cause the Company to do the following:

•
Laurus’ claim in the amount of $2,900,000 was treated as fully secured and the liens granted Laurus pursuant to the Security and Purchase Agreement dated July 26, 2005 between Laurus and the Company (the “Financing Agreement”) will remain without modification.

•	Laurus provided debtor in possession financing (“DIP”) pursuant to the terms and conditions of the financing agreement.

•
Interest continued to accrue on the Term Loan pursuant the terms of the Financing Agreement however, payments will be suspended until the first day of the first full month after the Effective Date of the Chapter 11 filing.

•
The maturity date of the Term loan was extended to January 2, 2010 and principal payments commenced on December 1, 2007 and are payable in equal monthly installments of $58,271 until the maturity date .

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

On the Effective Date, the following amounts are outstanding with Laurus:

•	Revolving Loan for $838,937 due in 36 months with interest of Prime plus 2%.
•	Term Loan for $1,515,049 payable in 24 equal installments of $58,271 with interest equal to prime plus 2%
•
Revolver Over Advance of $674,023 payable in monthly principal installments of $12,000 per month starting January 2008 until June 2008; $15,000 per month in July and August 2008; $25,000 per month starting September 2008 until December 2008; $40,000 per month starting January 2009 until May 2009 and $45,000 per month starting June 2009 until November 2009 with a final payment of $2,023 in December 2009. Interest is payable at prime plus 2%.

At December 31, 2007, $1,149,447 was outstanding under the revolving facility; $1,456,778 was outstanding under the term loan and $674,023 was outstanding under the Revolver Over Advance.

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

Principal on the Term Note is payable in 25 consecutive monthly installments of $58,271 commencing on December 1, 2007 and on the first day of each month thereafter, subject to acceleration upon the occurrence of an Event of Default or termination of the Financing Agreement.

Amounts outstanding under the Laurus Notes will mature on January 2, 2010. If the Company terminates the Financing Agreement and the loans there under prior to the maturity date, it will incur an early payment fee equal to 5%, 4% and 3% of the total investment amount of $4,650,000 if terminated in the first, second or third year, respectively, of the term of the Financing Agreement. Interest on the amounts outstanding under the Laurus Notes accrues at the annual rate of 2% above the prime rate, but not less than 6%. The interest rate charged, however, will be decreased by 2% (or 200 basis points) for every 25% increase in the market price of our common stock above the fixed conversion price of $0.80. The interest rate may not be reduced beyond 0%.

Security and Events of Default. The Laurus Notes are secured by a lien on substantially all of the Company’s assets. The Financing Agreement requires the Company ues to maintain a lock box account to receive payments of our accounts receivable, and all funds transmitted to the lock box account will be applied to amounts outstanding under the Laurus Notes. Laurus may verify, inspect or appraise assets constituting the collateral. The lien granted to Laurus will continue in full force and effect, notwithstanding the termination of the Financing Agreement. The Financing Agreement sets forth certain circumstances under which the Financing Agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company’s condition and affairs (financial or otherwise); (ii) an insolvency proceeding is commenced; (iii) it default on any of its material agreements with third parties or there are material liens or attachments levied against its assets; (iv) its common stock ceases to be publicly traded; and (v) it fails to comply with the terms, representations and conditions of the Financing Agreement.

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

Pursuant to the Plan, the Company agreed to pay the administrative creditors an additional $300,000 in $100,000 installments prior to December 31 of 2009, 2010 and 2011. The Company also agreed to pay Health Holdings and Botanicals, LLC (“Health Holdings”) $1,361,000 at November 9, 2012, but HHB has the right to convert the obligation into Redux Common Stock. The Company also agreed to pay the unsecured creditors 5% of their allowed claims on November 9, 2009, 5% on November 9, 2009, 10% on November 9, 2010 and 10% on November 9, 2011. Total allowed claims as of April 11, 2008 total approximately $1.3 million Certain obligations of the Company under the Plan were guaranteed by Redux, and in some cases security was posted. See the Plan, posted at www.naturade.com, Investor Relations.

Critical Accounting Policies and Use of Estimates

The Company’s significant accounting policies are described in Note 1 of the Company’s Financial Statements for the year ended December 31, 2007, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, the Company is required to make estimates and judgments which affect the results of its operations and the reported value of assets and liabilities. Actual results may differ from these estimates. The Company believes that the following summarizes critical accounting policies which require significant judgments and estimates in the preparation of its financial statements.

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

For the 12 months ended December 31, 2007 and 2006, distributor and promotional allowances were a credit of $12,146, or 0.2% of gross sales and an expense of $704,815, or 6.1% of gross sales, respectively.

•	Damages and Returns

In the 12 months ended December 31, 2007 and 2006, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends.

For the 12 months ended December 31, 2007 and 2006, damages and returns charged against revenues were $421,925, or 6.0% of gross sales and $755,458, or 6.5% of gross sales, respectively.

The following is a summary of the damages and returns reserve for the fiscal years ended December 31:

	2007	2006
Beginning balance	$389,128	$42,910
Provision for damages and returns	421,925	755,458
Actual damages and returns during the period	790,535	409,240
Ending balance	$20,518	$389,128

Damages and returns in past years have typically been immaterial to our overall results. In 2006 the returns have increased primarily as a result of increased Ageless and ReVivex™ product returns. As the returns as a percent of gross sales has increased , the reserve has accordingly been increased at December 31, 2007, based upon historical run rates in order to properly match revenues and deductions.

•	Cash Discounts

Cash discounts are recorded as deducted by customers from remittances, as the customer does not earn them until the customer pays according to terms.

For the 12 months ended December 31, 2007 and 2006, cash discounts were $99,674 or 1.4% of gross sales and $120,784 or 1.0% of gross sales, respectively.

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

For the 12 months ended December 31, 2007 and 2006 slotting costs were a credit of $4,159, or 0.06% of gross sales and an expense of $198,590, or 1.7% of gross sales, respectively.

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

Intangible Assets, Including Goodwill. The Company conducts periodic impairment reviews of intangible assets including goodwill. Such reviews require the Company to make estimates of future cash flows and fair values. These cash flow projections include significant assumptions about economic conditions, demand and pricing for the Company’s products, and costs. In addition, the determination of whether or not impairment exists requires the Company to make certain assumptions and estimates in determining fair value of the reporting unit. While significant judgment is required, the Company believes that the assumptions and estimates used in its impairment reviews are reasonable. However, should these assumptions change in the future, the fair value models could result in lower fair values for intangible assets and goodwill, which could materially affect the value of the Company’s intangible assets and goodwill and results of operations.

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

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at December 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Laurus Term Loan (a)	$1,525,142	$790,925	$734,217	$-0-	$-0-
Health Holdings Loan (a)	2,156,275	-0-	331,740	1,824,535	-0-
Revolving Credit (a)	1,920,993	1,399,830	521,163	-0-	-0-
Redux Note (a)	250,000	250,000	-0-	-0-	-0-
Notes Payable to Professionals (a)	378,147	100,000	278,147	-0-	-0-
Notes Payable, Taxes (a)	9,449	1,811	5,036	2,602	-0-
Wald Holdings Note (a)	151,687	-0-	23,337	128,350	-0-
Stewart Loan Agreement (a)	224,158	-0-	34,486	189,672	-0-
Operating Leases	157,529	118,147	39,382	-0-	-0-
Unsecured Creditors	1,658,785	276,464	1,382,321	-0-	-0-
Total Contractual Cash Obligations	$8,432,165	$2,,937,177	$3,349,829	$2,145,159	$-0-

(a)	Includes interest.

Impact of Inflation

From time to time, the Company experiences price increases from third-party manufacturers and these increases cannot always be passed on to the Company’s customers. While these price increases have not had a material impact on the Company’s historical operations or profitability in the past, they could affect sales in the future.

New Accounting Pronouncements

FASB Statement No. 157, Fair Value Measurements, has been issued by the Financial Accounting Standards Board (“FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and was effective for The Company on the Effective Date.

The FASB has issued FASB Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

On July 13, 2006, FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and was effective for The Company on the Effective Date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions, expense all direct transaction costs and account for the estimated fair value of contingent consideration.  This standard establishes an acquisition-date fair value for acquired assets and liabilities and fully discloses to investors the financial effect the acquisition will have.  This standard will not impact the Company’s present financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  SFAS 160 is effective for the Company as of the beginning of fiscal year 2009.  The Company is evaluating the impact of this pronouncement on the Company’s financial position, results of operations and cash flows.

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

For the fiscal year ended December 31, 2007, the interest expense on the line of credit was $62,956. If the interest rate on the line of credit were to increase by one percent, this would result in an interest expense of $69,269 or the fiscal year ended December 31, 2007.

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements and the notes thereto, and the Reports of Independent Registered Public Accounting Firms, filed with this Annual Report on Form 10-K in a separate section, Part IV, as shown in the index under Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 On October 25, 2007, the Company’s auditors, Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), resigned as the Company’s independent auditors. The stated reasons were twofold. (The Company made the following disclosures as required by Item 304(a)(1) of Regulation S-K in a Current Report on Form 8-K filed on December 3, 2007. (the “8-K”)

First, as of September 30, 2007 the Company owed Squar Milner approximately $318,000; and, about $165,000 was past due more than 90 days. Squar Milner believed that the magnitude of this receivable could become a threat to its independence. Further Squar Milner’s stated intent was to participate in the settlement among the Company and the professionals regarding payment of the administrative claims in the Company’s Chapter 11 Bankruptcy. Under the terms of the settlement and the related (proposed) amendment of the Company’s reorganization plan, Squar Milner would accept certain contingent and other notes payable (with an expected pay-out period) to be issued by the Company in full satisfaction of its receivable. Once the Settlement Agreement was consummated after its approval by the Bankruptcy Court, Squar Milner would become a long-term creditor; and, thus its independence would be impaired. The Company’s auditor’s reports for fiscal year ended December 31, 2006 were unqualified but modified as to uncertainty of the Company continuing as a going concern.  The Company’s recurring losses from operations, net working capital deficit and stockholders’ capital deficiency, and Chapter 11 bankruptcy filing raised substantial doubt about its ability to continue as a going concern. As of December 31, 2006 and for fiscal year 2006, the financial statements had been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements did not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern depended on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations.

Second, Squar Milner had indicated it had identified certain material weaknesses in the Company’s internal control over financial reporting for the year-ending December 31, 2006 as follows: (i) The CFO/Controller displayed a lack of understanding of the financial information included in the general ledger and support for discrete accounting issues and debt transactions had not been prepared or addressed which resulted in numerous adjustments related to incorrect accounting. (ii) No systematic method of ensuring that timely and complete monthly reconciliations and closing procedures took place which lead to a significant number of transactions and journal entries that had not been posted into the accounting system prior to the start of Squar Milner’s audit for the year ending December 31, 2006. (iii) Difficulty in determining accounts receivable balances at year-end because accounting department did not record short payments received to individual customer invoices on a timely basis.

These issues were a direct result of the Company filing for Chapter 11 bankruptcy protection and follow significant business reorganization. The Company took the recommendations of its auditor’s seriously and has implemented steps to address and resolve these issues. The Company has not had any disagreements with Squar Milner as to any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure for the fiscal year ended December 31, 2006, and the quarter ended March 31, 2007. As a result of cash constraints, the Company has not had any involvement of Squar Milner for the subsequent filing of its second quarter Form 10Q on September 4, 2007; however, management is not aware of any disagreements with its auditors regarding accounting policy or procedures during this period up to Squar Milner’s resignation on October 25, 2007.

The Company’s audit committee of its board of directors did not recommend or approve a change in the Company’s independent auditors prior to Squar Milner’s resignation.

Effective January 6, 2008, the Company’s Audit Committee approved the retention of Haskell and White, LLP as the Company’s independent accountants.

During the Company’s two most recent fiscal years, and any subsequent interim period prior to engaging Haskell & White LLP, the Company did not, nor did anyone on its behalf, consult Haskell & White LLP regarding: 1) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant’s financial statements, or any accounting, auditing or financial reporting issue; or 2) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(I)(iv) or Item 304(a)(1)(v).

Item 9A (T). Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Controller, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2007.

Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Controller, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting, and includes those policies and procedures that:

1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2007, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting is not effective based on the following deficiencies as of December 31, 2007:

1.
The Company did not maintain effective controls to ensure there are adequate analysis, documentation, reconciliation, and review of accounting records and supporting data. The Company did not maintain effective controls over its financial reporting process. Specifically, the Company lacked policies, procedures, and controls for the preparation and review of the interim and annual financial statements and supporting schedules. This control deficiency contributed to the individual material weaknesses described below:

a)  Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of December 31, 2007 there were control deficiencies related to the preparation and review of our interim and annual financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  While none of these control deficiencies resulted in audit adjustments to our 2007 interim or annual financial statements, they could result in a material misstatement to our interim or financial statements that would not be prevented or detected, and; therefore, we have determined that these control deficiencies constitute material weaknesses.

b)  Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.  While this control deficiency did not result in any audit adjustments to our 2007 interim or annual financial statements, it could result in a material misstatement to our interim or financial statements that would not be prevented or detected, and; therefore, we have determined that this control deficiency constitutes a material weakness.

c)  The Company did not maintain effective control over certain spreadsheets utilized in the period end financial reporting process. Specifically, the Company lacked effective controls related to the completeness, accuracy, validity, and restricted access to spreadsheets related to: fixed assets, including accumulated depreciation; payroll reconciliations and related journal entries; revenue and accounts receivable. This control deficiency did not result in audit adjustments to the 2007 interim or annual financial statements.

d)  The Company did not maintain effective controls over the authorization, completeness and accuracy of revenue and accounts receivable. Specifically the controls over the authorization, completeness and accuracy of (i) sales orders; (ii) customer billing adjustments including write-offs; and (iii) the approval and processing of customer payments, credits and other customer account applications. This control deficiency did not result in audit adjustments to the 2007 interim or annual financial statements. This control deficiency could result in a misstatement of revenue or accounts receivable that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In summary with respect to the control deficiencies in a) through d) above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described in a) through c) above constitutes a material weakness.

2.
The Company did not maintain effective controls over changes to critical financial reporting applications and over access to these applications and related data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities. Such access was beyond the requirements of their assigned responsibilities and was not appropriately monitored. This control deficiency did not result in audit adjustments to the 2007 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures, including those described above, that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
The Company does not maintain a sufficient level of IT personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures, related to change management, operations and security. This control deficiency did not result in an audit adjustment to the 2007 interim or annual financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not have been prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.
The Company did not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency did not result in audit adjustments to the 2007 interim or annual financial statements. This control deficiency could result in a misstatement of balance sheet and income statement accounts, in the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Remediation of Material Weakness

As of December 31, 2007, there were control deficiencies which constitute as a material weakness in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we will seek the advice of outside consultants and internal resources to implement additional internal controls.

In addition, we are taking steps to unify the financial reporting process with adequate review and approval procedures. We are in the initial planning phase of creating and implementing new information technology policies and procedures relating to general controls over operations, security and change management.
Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources. If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Inherent Limitations over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of March 31, 2008, are as follows:

Name	Age	Position	Since
	\
Adam M. Michelin	63	Chief Executive Officer, Director, Chairman of the Board	2006
Gary Cannon	56	Director and Secretary	2006
Richard Robinette	46	Chief Operating Officer	2007
Milos Sarcev	44	Chief Science Officer	2007
Stephen L. Scott	56	Director	2007

The directors serve until the next annual meeting of stockholders, or until their successors are elected. Officers serve at the discretion of the Board of Directors.

Adam Michelin is a founding member and CEO of Redux Holdings. He has more than 32 years of experience in executive leadership, operations and turnarounds. He is considered a leading expert at evaluating, structuring and implementing solutions for companies in crisis. He has also served as CEO, COO and CRO for several companies both public and private, representing both shareholders and creditors. His experience and expertise cut across a wide range of industry sectors, including healthcare, retail, light manufacturing, professional services and marketing/distribution. His clients have ranged from industry leaders such as NME and JC Penny to a broad mix of companies generating revenues of $5 million to $3.5 billion. Mr. Michelin received his Juris Doctorate from UCLA, his MBA from New York University, and a Bachelor of Science from Tri-State University.

Gary C. Cannon became the Company’s Secretary and a member of the Company’s Board of Directors on August 10, 2006. Mr. Cannon serves as Chairman of the Compensation and Governance Committee. Prior to joining the Company, Mr. Cannon was securities counsel and compliance officer for The Affordable Energy Group, Inc. from November 2004 to May 2005; general and securities counsel for World Transport Authority, Inc. from July 2003 to November 2004; and is currently general and securities counsel for CryoPort, Inc. and the Company’s controlling shareholder, Redux Holdings, Inc. Mr. Cannon was in private practice from August 2000 to July 2003, and has practiced law for the past 20 years, representing all sizes of businesses in such areas as, formation, mergers and acquisitions, financing transactions, tax planning, and employee relations. Mr. Cannon has done extensive securities work and has served as a compliance officer for companies with respect to the Sarbanes-Oxley Act, and other compliance matters. Mr. Cannon obtained his Juris Doctorate from National University School of Law, his Masters of Business degree from National University and his Bachelor of Arts from United States International University.

Rick Robinette brings to Naturade nearly 25 years of sales, marketing, operations and finance experience within the nutritional supplements industry. He is highly effective in establishing new retail distribution channels and networks both nationally and internationally, and simultaneously develops back-end logistics and supply-chain relationships and process to support front-end business operations. During his career, he has worked with leading companies and brand including: Leiner Health Products (Private Label), Rexall Sundown (MET-Rx), Next Proteins (Designer Whey), and Window Rock Enterprises (Cortislim). Mr. Robinette is also a co-founder of Koloseum Nutritional Sciences, which recently announced that Redux Holdings Inc. will become a 30% equity owner in the Company. He is highly respected in the industry and maintains strong relationships with major retailers, brokers, distributors and vendors in the nutritional supplements market.

Milos Sarcev is a co-founder of Koloseum Nutritional Sciences. Milos Sarcev has been involved with the sport of bodybuilding, fitness and nutrition for nearly three decades and his vast knowledge has earned him the title: “The Mind” amongst his peers. Besides traveling the world having competed in over 100 bodybuilding shows, Milos’ greatest passion is in giving back to the sport and teaching others to be the best that they can be. Having conducted lectures throughout the world, Milos is sought out worldwide as an International Nutrition, Strength and Conditioning Consultant.

Stephen L. Scott became a director of the Company’s Board of Directors in February 2007 and serves as Chairman of the Audit Committee. Mr. Scott is a management and organizational consultant with over 20-years experience with diverse manufacturing businesses, including a specific background with developmental stage companies. Since 1996, Mr. Scott has been President of Technology Acquisition Group, providing expertise in corporate growth planning, strategic partner development, finance, operations, team building, product opportunity identification, corporate re-engineering and mergers and acquisitions. In addition to early stage and small companies, he has performed projects with Fortune 1000 firms such as IBM, GE, AT&T, Bristol-Myers Squibb, Warner-Lambert, Johnson & Johnson and Ayerst-Wyeth. Mr. Scott received his Juris Doctorate and Masters of Business Administration degrees from National University and his Bachelor of Science degree from the University of Akron.

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

In 2007, the Board of Directors held twenty-four meetings and the Audit Committee of the Board of Directors met four times. The Compensation and Governance Committee met as part of the Board meetings two times. Overall attendance at such meetings was 100 percent.

A special committee of the Board of Directors was formed in August 15, 2007, consisting of Mr. Scott and former directors, Richard Munro and Karen Muller, who served as Chairman. This Committee evaluated the offers to purchase the Company and/or provide financing, so that the Company could emerge from bankruptcy. The Committee met nine times and presented its findings to the full Board on October 8, 2007. The Special Committee then disbanded. The Special Committee was not paid any cash compensation for it many meetings and long hours but instead each member was awarded 1 million shares of restricted stock by the Board of Directors in November 2007 for their services.

Code of Ethics

The current Board of Directors adopted a Code of Ethics in March 2007, applicable to the chief executive officer, the chief financial officer, the controller, as well as all of the officers and senior staff. The Code of Ethics of the Company is available, free of charge, on request by writing to the Secretary of the Company.

Director Compensation

Effective March 23, 2007, each member of the Board of Directors receives $800 per calendar quarter for their service, except that Board members who receive cash compensation for their services as an officer of employee of Naturade or any of its affiliates are not paid. Also effective March 23, 2007, each member of the Audit Committee and the Compensation and Governance Committee receives $800 per calendar quarter for their service, except that the Chairman of each committee receives $1,200 and members who receive cash compensation for their services as an officer or employee of Naturade or any of its affiliates are not paid. For services prior to such time, the Board members were paid a quarterly cash retainer of $3,125. Directors were also supposed to receive an option to purchase Common Stock of the Company with the number of shares calculated by dividing $9,375 by the average of the closing price of the Company’s Common Stock for each of the last five trading days preceding the first Board meeting during the quarter. The exercise price of the option would be the average of the closing price of the Company’s Common Stock for each of the last five trading days preceding the first Board meeting during the quarter. Such options would (i) have a seven year term and (ii) be immediately exercisable in whole or part.  This award was not granted in 2007 and the Board will reconsider whether it will grant a catch up award when a new equity incentive plan is in place in the future.

Audit Committee

As of March 31, 2008, the members of the Audit Committee are Steve Scott, Chairman and, Adam Michelin. The Company has determined that Adam Michelin qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Steve Scott, Audit Committee chairman, is “independent” within the meaning of Rule 4200(a) (15) of the National Association of Securities Dealers.

Compensation and Governance Committee

 As of March 31, 2008, the members of the Compensation and Governance Committee are Gary Cannon, Chairman, and Adam Michelin.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation and Governance Committee, consisting of two members of the Board of Directors, administers the executive compensation program. The role of the Compensation Governance Committee is to oversee the Company’s compensation and benefit plans and policies, administer stock and option plans and review and approve annually all compensation decisions relating to the executive officers of the Company. In addition, the Compensation and Governance Committee oversees the corporate governance policies of the Board and the Company.

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

From the Petition Date until the Effective Date, the components of employee compensation have included base salaries only. There are currently no employment contracts in place. Additionally, since August 14, 2006, the Company has leased its personnel from One World Science. Under this employee leasing arrangement, the Company maintains control over the compensation decisions of the leased employees.

The Compensation and Governance Committee has not adopted any formal or informal policies or guidelines for compensation due to the constraints of operating under Chapter 11 of the Bankruptcy Code. The Company emerged from Bankruptcy proceedings on November 9, 2007. During 2008, the Compensation and Governance Committee hopes to evaluate the compensation plans for executive officers taking into account strategic goals and performance metrics. In addition the Compensation and Governance Committee will attempt to perform reviews of all Company compensation policies, including policies and strategy relating to executive compensation, as well as the appropriate mix of base salary, and incentive compensation. These efforts will be balanced with the need for the Company to channel its efforts into surviving as a going concern under the Plan.

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary- Base salaries for the Company’s executives are generally established based on the scope of their responsibilities, level of experience and individual performance, taking into account both external competitiveness and internal equity considerations. The goal for the base salary component is to compensate employees at a level that approximates the median salaries of individuals in comparable positions at similarly situated companies. Base Salaries are reviewed by the Compensation Committee and may be adjusted from time to time at the Compensation and Governance Committee’s discretion.

Stock Options - In 1998, the Company adopted the 1998 Incentive Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of the Incentive Plan is to enable the Company to attract, retain and motivate its employees by providing for performance-based benefits. At the 2000 annual stockholders’ meeting, the number of shares of the Company’s Common Stock that may be subject to awards granted under the Incentive Plan was increased to 850,000. At the 2001 annual stockholders’ meeting, the number was further increased to 2,000,000.

The Incentive Plan was administered by the Compensation Committee consisting of two members of the Board of Directors or administered by the full Board of Directors. The administrator had the power to construe and interpret the Incentive Plan and, subject to provisions of the Incentive Plan, to determine the persons to whom and the dates on which awards will be granted, the number of shares to be subject to each award, the times during the term of each award within which all or a portion of the award may be exercised, the exercise price, the type of consideration and other terms and conditions of the award. The exercise price of stock options under the Incentive Plan could not be less than the fair market value of the Common Stock subject to the option on the date of the option grant and in some cases could not be less that 110% of fair market value. The maximum term of the Incentive Plan was ten years, except that the Board could terminate the Incentive Plan earlier. The term of each individual award will depend upon the written agreement between the Company and the grantee setting forth the terms of the awards.

The Incentive Plan and the awards were cancelled when the Company’s Plan became effective. The Compensation and Governance Committee plans to adopt a new equity based award plan for employees in the future.

General Benefits - The Company’s executives are eligible to participate in all employee benefit plans, such as medical and dental. Prior to the Company’s filing for Chapter 11 Bankruptcy protection, the Company offered additional benefits to its executive officers such as life insurance and vehicle allowances.

401(k) Plan - The Company maintains a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of all employees who meet certain age and length of service requirements. The 401(k) Plan provides for Company matching contributions equal to 25% of each employee participant’s contribution not to exceed 6% of the employee participant’s compensation.

On September 1, 2006, management voluntary suspended the 401(k) Plan as the Company began leasing its personnel from One World Science and no longer had any direct employees.

2007 Executive Base Salary and Incentive Compensation Determinations

Richard Munro
Mr. Munro served as the Company’s Chief Executive Officer from August, 2006 until November 9, 2007. Mr. Munro had an annual base salary of $200,000. No additional incentive compensation was granted to Mr. Munro, except in his role as a member of the Special Committee of the Board of Directors (see above and below). Mr. Munro did not have an employment agreement with the Company.

Adam Michelin
Mr. Michelin began serving as the Company Chief Executive Office on November 14, 2007. Mr. Michelin has an annual base salary of $150,000. No additional incentive compensation has been granted to Mr. Michelin. Mr. Michelin does not have an employment contract with the Company.

Richard Robinette
Mr. Robinette began serving as the Company’s Chief Operating Officer on November 14, 2007. Mr. Robinette has an annual base salary of $150,000. No additional incentive compensation has been granted to Mr. Robinette. Mr. Robinette has does not have an employment contract with the Company.

Milos Sarcev
Mr. began serving as the Company’s Chief Science Officer on November 12, 2007. Mr. Sarcev has an annual base salary of $150,000. No additional incentive compensation has been granted to Mr. Sarcev. Mr. Sarcev has does not have an employment contract with the Company.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information on the control person status of each of Messrs. Michelin, Robinette and Sarcev.

Dee Kelly
Dee Kelly served as the Company’s Chief Financial Officer from January 3, 2007 to April 15, 2007. Ms. Kelly was an independent contractor and was paid a fee of $4,000 per month. No additional incentive compensation was granted to Ms. Kelly. Ms. Kelly did not have an employment agreement with the Company.

2007 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer, and three other most highly compensated executive officers for the year ended December 31, 2007.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (6)	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Richard L. Munro, Chief Executive Officer (1)	2007	$182,336	$0	$0	$0	$0	$0	$15,385	$197,721

Adam Michelin , Chief Executive (2)	2007	$23,077	$0	$0	$0	$0	$0	$0	$23,077

Richard Robinette, Chief Operating Officer (3)	2007	$19,320	$0	$0	$0	$0	$0	$0	$19,320

Milos Sarcev, Chief Science Officer (3)	2007	$0	$0	$0	$0	$0	$0	$0	$0

Dee S. Kelly, Former Chief Financial Officer (4)	2007	$19,000	$0	$0	$0	$0	$0	$0	$19,000

(1)	Mr. Munro resigned as Chief Executive Officer November 9, 2007.

(2)	Mr. Michelin became Chief Executive Officer on November 14, 2007.

(3)	Mr. Robinette became Chief Operating Officer on November 14, 2007. (4) Mr. Sarcev became Chief Science Officer on November 14, 2007.

(4)	Ms. Kelly served as Chief Financial Officer from January 3, 2007 to April 15, 2007.

2007 Grants of Plan-Based Awards

The Company made no grants of plan-based awards to any of the named executive officers during 2007.

Outstanding Equity Awards at December 31, 2007

The Company had no outstanding equity awards at December 31, 2007, other than the payment of three million shares of restricted stock to three directors for their services on a Special Committee.

Option Exercises and Stock Vested

None of the Company’s named executive officers or former executive officers exercised any stock options or similar awards during the fiscal year 2007. All formerly outstanding stock options to named executive officers or former executive officers expired upon termination of employment and all other option awards were cancelled on the Effective Date. In addition, the Company had no unvested stock awards outstanding to any named executive officers or former executive officers.

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

Compensation of Directors

On December 16, 2005 the Board approved a compensation plan for non-management directors whereby, all non-management directors, except Mr. Pocklington, received directors fees of a quarterly cash retainer of $3,125 plus an option to purchase Common Stock of the Company with the number of shares calculated by dividing $9,375 by the average of the closing price of the Company’s Common Stock for each of the last five trading days preceding the first Board meeting during the quarter. The exercise price of the option will be the average of the closing price of the Company’s Common Stock for each of the last five trading days preceding the first Board meeting during the quarter. Such options shall (i) have a seven year term and (ii) be immediately exercisable in whole or part. This plan was in effective until March 23, 2007. During 2007, the option award was not granted and the Board will reconsider whether it will grant a catch up award when a new equity incentive plan is in place in the future.

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

Director Compensation Table (1)

Director Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Total

Adam M. Michelin (3)	$12,722	—	—	$12,722
Stephen L. Scott (4)	$4,178	$20,000	—	$24,178
Gary C. Cannon (5)	$11,051	—	—	$11,051
Karen Muller (6)	$10,775	$20,000	—	$30,775
Richard Munro (7)		$20,000		$20,000

(1)	Director Compensation was paid in 2007 for services rendered from August 10, 2006 through September 30, 2007. No fees for the period September 30, 2007 to December 31, 2007 have yet been paid.

(2)
On November 7, 2007, the Board made a special award of restricted stock to Messrs. Munro and Scott and Ms. Muller. A special committee of the Board of Directors was formed on August 15, 2007, consisting of Mr. Scott and former directors, Richard Munro and Karen Muller, who served as Chairman. This Committee evaluated the offers to purchase the Company and/or provide financing, so that the Company could emerge from bankruptcy. The Committee met nine times and presented its findings to the full Board on October 8, 2007. The Special Committee then disbanded. The Special Committee was not paid any cash compensation for its many meetings and extremely long hours which typically extended beyond normal business hours on a sustained basis. Instead, each member was awarded 1 million shares of restricted stock (or at their option, 1 million warrants exercisable at 2 cents) by the Board of Directors for their services. Each of the three Directors thereafter opted for restricted stock, which on the date of the award was trading at a market price of 2 cents.

(3)
Mr. Michelin was paid for the period August 10, 2006 to March 23, 2007, on a prorated basis, at the old rate of $3,125 per calendar quarter. No options were granted (see above). He was also paid for the period from March 23, 2007 to September 30, 2007, on a prorated basis, at the rate of $800 per quarter for services as a director and as a member of both the Audit and Compensation and Governance Committees, he was paid for the period March 23, 2007 to September 30, 2007, on a prorated basis, at the rate of $1,600 per calendar quarter.

.
(4)
Mr. Scott joined the Board and was named Chairman of the Audit Committee on March 23, 2007. Mr. Scott was paid for the period from March 23, 2007 to September 30, 2007, on a prorated basis, at the rate of $800 per calendar quarter for services as a director and as Chairman of the Audit Committee, he was paid for the period March 23, 2007 to September 30, 2007, on a prorated basis, at the rate of $1,200 per calendar quarter. See also the equity award in footnote (4) below.

(5)
Mr. Cannon was paid for the period August 10, 2006, to March 23, 2007, on a prorated basis, at the old rate of $3,125 per calendar quarter. No options were granted (see above). He was also paid for the period from March 23, 2007, to September 30, 2007, on a prorated basis, at the rate of $800 per calendar quarter for services as a director and as a member of Compensation and Governance Committee. He was paid for the period March 23, 2007, to September 30, 2007, on a prorated basis, at the rate of $800 per calendar quarter. Mr. Cannon serves as General Counsel for the Company and its controlling shareholder, Redux, pursuant to a retainer arrangement. For the period of August 10, 2006, to December 31, 2007, the retainer payments were $68,000. A significant portion of the retainer payment is allocated to the Company by Redux.

(6)	Ms. Muller served on the Board of Directors and as Chairman of the Compensation and Governance Committee from August 10, 2006 to April 12, 2007 and rejoined the Board on June 1, 2007. Ms. Muller was paid for the period August 10, 2006 to March 23, 2007, on a prorated basis, at the old rate of $3,125 per calendar quarter. No options were granted (see above). She was also paid for the periods from March 23, 2007 to April 10, 2007 and from June 1, 2007 to September 30, 2007, on a prorated basis, at the rate of $800 per calendar quarter for services as a director and as Chairman of the Compensation and Governance Committee, she was paid for the periods from March 23, 2007 to April 10, 2007 and from June 1, 2007 September 30, 2007, on a prorated basis, at the rate of $1,200 per calendar quarter. Ms. Muller voluntarily resigned her Board seat on January 18, 2008. See also the equity award in footnote (4) above.

(7)
Mr. Munro served on the Board of Directors and as a member of the Audit Committee from August 10, 2006 to January, 2008, at which time he voluntarily resigned his position as a director of the Company. As a salaried employee, he was not eligible for regular director fees until his resignation as Chief Executive Officer of the Company on November 9, 2007. No fees for the period of November 9, 2007 to January 18, 2008 have yet been paid. See also the equity award in footnote (4) above.

 Employment Contracts, Termination of Employment and Change-In-Control Arrangements

There are no employment contracts, and there are no terminations of employment and change-in-control arrangements.

Incentive Stock Option Plan

In 1998, the Company adopted the 1998 Incentive Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). The purpose of the Incentive Plan is to enable the Company to attract, retain and motivate its employees by providing for performance-based benefits. At the 2000 annual stockholders’ meeting, the number of shares of the Company’s Common Stock that may be subject to awards granted under the Incentive Plan was increased to 850,000. At the 2001 annual stockholders’ meeting, the number was further increased to 2,000,000. Immediately prior to the Effective Date, 81,000 options to purchase shares of the Company’s Common Stock were outstanding under the Incentive Plan, of which 49,000 options to purchase shares (subject to adjustment to prevent dilution) had vested, and 1,919,000 shares were available for future awards under the Incentive Plan.

The Incentive Plan was administered by a committee consisting of three members of the Board of Directors or administered by the full Board of Directors. The administrator had the power to construe and interpret the Incentive Plan and, subject to provisions of the Incentive Plan, to determine the persons to whom and the dates on which awards would be granted, the number of shares which would be subject to each award, the times during the term of each award within which all or a portion of the award could be exercised, the exercise price, the type of consideration and other terms and conditions of the award. The exercise price of stock options under the Incentive Plan could not be less than the fair market value of the Common Stock subject to the option on the date of the option grant and in some cases could not be less that 110% of fair market value. The maximum term of the Incentive Plan is ten years, except that the Board could terminate the Incentive Plan earlier. The term of each individual award depended upon the written agreement between the Company and the grantee setting forth the terms of the awards.

The Incentive Plan and the awards were cancelled on the Effective Date.

401(k) Plan

Prior to the Petition Date, the Company maintained a 401(k) profit sharing plan (“401(k) Plan”) for the benefit of all employees who meet certain age and length of service requirements. The 401(k) Plan provided for Company matching contributions equal to 25% of each employee participant’s contribution not to exceed 6% of the employee participant’s compensation.

On September 1, 2006, the Company voluntarily suspended the 401(k) Plan as the Company began leasing its personnel from One World Science and no longer had any direct employees.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation and Governance Committee was established on March 23, 2007. Given the cash constraints on the Company, which operated under Chapter 11 for most of 2007, the Committee left all salary arrangements for employees leased from One World Science in place. Other than the most basic medical and dental plan, the employees had no other benefits and were not granted any equity incentives approved by the Committee. No cash bonuses were paid and none of the salaries was above market. During 2008, the Compensation and Governance Committee will review all existing compensation arrangements at the Company and make any changes it deems appropriate.

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation and Governance Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included into Naturade’s Annual Report on Form 10-K for the year ended December 31, 2007.

THE COMPENSATION COMMITTEE
Gary Cannon, Chairman
Adam Michelin

Compensation and Governance Committee Interlocks and Insider Participation

Mr. Michelin is the Chief Executive Officer of the Company and Mr. Cannon is Secretary and serves as outside General Counsel to the Company pursuant to a retainer agreement with Redux. Mr. Michelin is one of the principal owners of Redux, the controlling shareholder of the Company. Under the NASD Rules for Bulletin Board Companies, where there is a majority controlling shareholder, the Compensation Committee need not consist of independent directors.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership, as of December 31, 2007, of the Company’s outstanding Common Stock by (i) any person who is known to the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each of the Named Executive Officers, and (iii) by the directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding but are not deemed to be outstanding as to any other person.

On December 7, 2007, Naturade, Inc. (the “Company”) received back from the State of Delaware an authenticated copy of the amendment to its certificate of incorporation the Company filed with the State of Delaware on November 26, 2007 (the” Amendment”). This Amendment was effective as of November 26, 2007. Pursuant to the Amendment, the authorized shares of stock which the Company is authorized to issue was be changed to 300,117,264 shares, 250,000,000 of which shall be Common Stock with a par value of $.0001 per share, 117,264 of which shall be Non-Voting Common Stock with a par value of $.0001 per share, and 50,000,000 of which shall be Preferred Stock with a par value of $.0001 per share.  At the Effective Date, the Company issued 150,475,388 shares of Common Stock to Redux Holdings, Inc.  (“Redux”), so that Redux would hold 95%, or 180,025,388 of the issued Common Stock, at the time that the Company emerged from bankruptcy. 8,510,388 shares of Common Stock, or 5%, will be held by third parties. 3,372,345 shares of Common Stock that should have been transferred to Redux by Quincy Investments Corp. pursuant to contract are under stop orders with the Company’s transfer agent. These shares were not included in the computation of the 95% position. Redux and Naturade are taking steps to have the 3,372,345 shares cancelled. Subsequent to the Company’s emergence from bankruptcy, an additional three million shares of Common Stock were issued to Directors as compensation, see above.  Accordingly, the number of shares of the Company’s Common Stock that are issued and outstanding increased to 194,908,121. All of these actions were pursuant to the Section 7.5 of the Company’s Plan Also pursuant to the Section 6.8.3 of the Plan and under Section 1145(a) of the Federal Bankruptcy Code; all of the shares of Common Stock issued to Redux are exempt from the registration requirements of the securities statutes.   .

Name and Address of Beneficial Owner(1)	Common Stock		Percent of Common Stock
Redux Holdings, Inc 11726 San Vicente Blvd., Suite 300 Los Angeles, CA 90049	180,025,388	(2)	92.4%
Adam Michelin, Director and Chief Executive Officer	180,025,388	(2)	92.4%
Steve Scott, Director	1,000,000.55%
Gary Cannon, Director	-0-		0
Rick Robinette, Chief Operating Officer	180,025,388	(2)	92.4%
Milos Sarcev, Chief Science Officer	180,025,388	(2)	92.4%
Executive officers and directors as a group (3 persons)	180,025,388	(3)	92.95%

(1)	Except as otherwise indicated, the address of each person named in the above table is in care of Naturade, Inc., 2099 S. State College Blvd., Suite 210, Anaheim, CA.

(2)
Messrs Michelin, Robinette and Sarcev are the principal stockholders of Redux, which is the controlling shareholder of the Company. Messrs. Michelin, Robinette and Sarcev disclaim beneficial ownership of the common stock held by Redux except to the extent of each of their indirect pecuniary interest in the shares. The common stock held by Redux was acquired as part of the recapitalization, see “Business—Recapitalization” and the Plan, See “Recent Developments.”

(3)	Includes shares of common stock beneficially owned by Redux, see note (2) above.

Item 13. Certain Relationships and Related Transactions

Redux, as part of its infusion of cash and other services to the Company during its bankruptcy, has provided legal services to the Company in the form of its General Counsel, Gary Curtis Cannon. Mr. Cannon is retained by Redux to act as its General Counsel and SEC attorney for $12,000 per month. Redux provides Mr. Cannon’s services as the Company’s General Counsel and SEC attorney under his current retainer agreement with Redux.

During the Company’s Chapter 11 Bankruptcy and to facilitate the Company’s reorganization, Redux has made corporate guarantees to one of the Company’s vendors to allow the Company to purchase formula in order to continue to produce and distribute certain of its products. Redux provided a corporate guarantee to Best Formulations, Inc., to allow the Company to purchase certain of its products from it. Redux also provided a guarantee to the Unsecured Creditors and the Unsecured Creditors Committee under the Plan as part of its financial infusion and support of the Company reorganization. Redux has also guaranteed the Company’s obligations to certain administrative claimants under the Plan.

Redux assisted Naturade’s emergence from Bankruptcy by enhancing the credit worthiness of debts associated with the Bankruptcy process. These enhancements have taken the form of 1) loan guarantees, 2) Shares/Warrants, and 3) note conversion rights.
1.	Guarantees – Redux has guaranteed the payment of the following obligations of Naturade.
a.	Unsecured creditor payments
b.	Health Holdings secured note
c.	Deferred Administrative expenses
2.	Shares/Warrants – Certain creditors and Preferred Shareholders were permitted to convert their obligations to Redux Common Stock.
a.	Laurus converted Naturade shares to Redux shares
b.	Laurus converted Naturade warrants to Redux warrants
c.	Preferred shareholders converted their Naturade Preferred shares to Redux Common Stock
3.	Note Conversion – certain note holders were granted the right to convert Naturade notes to Redux Common Stock.
a.	Health Holdings secured note has right to convert to Redux Common Stock.
b.	Bill Stewart secured note has right to convert to Redux Common Stock.
c.	Howard Shao secured note has right to convert to Redux Common Stock.

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

On August 16, 2006, the Company entered into a Services Agreement with One World Science, Inc., a subsidiary of Redux, whereby One World Science would provide various services including among others, advertising, sales, compliance and customer service to Company for an amount of the fully burden costs of the services plus up to 25% of such costs. The Company continues to lease all of its employees from One World Science.

On September 1, 2006, the Company entered into a Sublease and Occupancy Agreement with One World Science, Inc. whereby One World Science subleases to the Company approximately 9,000 square feet of office space including all necessary services for $10,000 per month in Brea, California. The Company vacated this space on May 18, 2007, and moved to its current office space of 5,357 square feet in Anaheim, California, which it subleases from First American Default Management Solutions, LLC for $9,479 per month.

On February 28, 2007, Redux purchased from Naomi Balcombe and Ageless (Balcombe and Ageless are collectively, referred to herein as the “Ageless Parties”) the $1,248,234 claim the Ageless parties submitted in the Naturade bankruptcy.

Ms. Muller, a former director of Naturade had a consulting agreement, entered into in July 2006, with Redux, pursuant to which she was issued warrants for Redux common stock subsequent to her resignation in January 2008.

Item 14. Principal Accountant Fees and Services

The Company incurred the following fees to Squar, Milner, Peterson, Miranda & Williamson LLP during fiscal years 2006 and 2007:

	Year ended December 31, 2006	Year ended December 31, 2007
Audit Fees	$210,000	$101,024
Tax-related Fees (Tax return preparation)	-0-	17,171
Audit Related Expenses	10,000	-0-
Special Projects	-0-	24,489

The Company incurred the following fees to Haskell & White LLP during fiscal year 2007:

Year ended December 31, 2007
Audit Fees	$-0-
Tax-related Fees (Tax return preparation)	-0-
Audit Related Fees	-0-

The Audit Committee administers the Company’s engagement of independent auditors and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of said auditors, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent auditor to perform the services. The Audit Committee has determined that performance by Haskell & White LLP and Squar, Milner, Peterson, Miranda & Williamson LLP of the non-audit services related to the fees on the table above did not affect their independence.

The Audit Committee has not approved any non-audit services pursuant to Paragraph (c) (7) (i) (C) of Rule 2-01 of Regulation S-X.

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

3.11
Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on November 26, 2007 and incorporated by reference to Exhibit 9.1.1 to the Company’s Current Report on Form 8-K filed on December 12, 2007.

3.12
Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on February 20, 2008, and incorporated by reference to Exhibit 99.1 to the Company’s Current Report on From 8-K filed on March 13, 2008.

3.13	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

Exhibit Number	Document
4.1	Form of certificate of common stock, par value $0.0001 per share incorporated by reference to Exhibit 4.1 to Form SB-2 (File No. 333-127397).

10.1
Asset Purchase Agreement, dated November 2, 2004, between the Company and L.O.D.C. Group, LTD, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.2
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

10.7
Promissory Note in the amount of $648,234.00, dated August 5, 2005, by Quincy Investments Corp. and the Company payable to The Ageless Foundation, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.8
Guaranty of Promissory Note, dated as of August 3, 2005, by Peter H. Pocklington for the benefit of each of Symco Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.9
Guaranty of Promissory Note, dated as of August 5, 2005, by Peter H. Pocklington for the benefit of The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.10
Trademark License Agreement, dated August 3, 2005, by and among the Company, Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.11
Independent Contractor Proprietary Information and Inventions Agreement dated August 5, 2005, by and between Naturade, Inc. and Naomi Balcombe, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.12
Transition Agreement, entered into as of August 3, 2005, by and between Naturade, Inc., Symco, Inc. and Symbiotics, Inc. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.13
Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and Douglas Wyatt incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.14
Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and David Brown and Symbiotics, Inc. incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.15
Agreement, dated May 31, 2006, by and among Quincy Investments Corp., Naturade, Inc., Symbiotics, Inc. and Symco, Incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2006

10.16
Amended and Restated Promissory Note, dated May 31, 2006, by and among Quincy Investments Corp., Naturade, Inc., Symbiotics, Inc. and Symco, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2006

Exhibit Number	Document
10.17
Agreement dated August 10, 2006, by and among Redux Holdings, Inc. and Quincy Investments Corp., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2006

10.18
Services Agreement between One World Science, Inc. , a wholly owned subsidiary of Redux Holdings, Inc. and the Company dated August 16, 2006, requiring One World Science, Inc. to provide services to the Company, including, but not limited to, Manufacturing and Packing Coordination Services; Warehouse, Inventory Management and Distribution Services; Advertising Services; Customer Support Services; Sales Services; and Management, Financial and Legal Services, incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed on April 17, 2007

10.19
Letter Agreement Dated November 16, 2006 between Laurus Master Fund, LLC and Redux Holdings, Inc. to waive Default and Fees owed by the Company and for Redux Holding, Inc to acquire all of Laurus Master Fund, LLC’s Company Common Stock and Warrants for shares of Redux Holdings, Inc. Common Stock, , incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on April 17, 2007

10.20
Security Agreement between Laurus Master Fund, LTD. and Naturade, Inc. dated November 6, 2007, incorporated by reference to Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2007

10.21
Secured Revolving Note Agreement dated November 6, 2007 by and between Laurus Master Fund, LTD. and Naturade, Inc. incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2007

10.22
Secured Term Note dated November 6, 2007 by and between Laurus Master Fund, LTD. and Naturade, Inc., incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2007

10.23
Grant of Security Interest in Patents and Trademarks by Naturade, Inc. to Laurus Master Fund, Inc. dated November 6, 2007, incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2007

10.24
Lockbox Agreement by and between Naturade, Inc. and Laurus Master Fund, LTD. dated November
6, 2007, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2007

10.25
Global Settlement Agreement Dated February 14, 2007 between the Company, Redux Holdings, Inc., the Official Committee of Unsecured Creditors appointed in the Creditors Chapter 11 Case, Health Holdings & Botanicals, LLC and Doyle & Boissiere LLC settling claims of secured and unsecured creditors in the Company’s Chapter 11 Bankruptcy, incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed on April 17, 2007

10.26
Stipulation between Debtor and Window Rock Enterprises, Inc. Re Resolution of Objections to Confirmation of Debtors Fourth Amended Chapter 11 Plan of Reorganization and Order thereon Dated February 28, 2007 resolving all disputed claims between the Company and Window Rock Enterprises, Inc., incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed on April 17, 2007

10.27
Signature page for Stipulation of Debtor and Window Rock Enterprises set forth in Exhibit 10.80, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on April 17, 2007

10.28
Assignment of Claim Agreement, Dated February 28, 2006 by Ageless Foundation, Inc. and Naomi Balcombe, to Redux Holdings, Inc., incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K filed on April 17, 2007

10.29
Memorandum of Understanding signed by Naturade, Inc. and Redux Holdings, Inc. on March 19, 2008, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 20, 2008.
Sublease between the Company and First American Default Management Solutions, LLC dated March 21, 2007.

**10.30	Sublease between the Company and First American Default Management Solutions, LLC dated March 21, 2007.

Exhibit Number	Document
14.1	Code of Financial Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

14.2	Charter of Audit Committee adopted by the Company Board of Directors on March 23, 2007, incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K filed on April 17, 2007.

14.3
Charter of Compensation and Governance Committee adopted by the Company Board of Directors on March 23, 2007, , incorporated by reference to Exhibit 14.3 to the Company’s Annual Report on Form 10-K filed on April 17, 2007.

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

NATURADE, INC.

Date: April 15, 2008	/s/ Adam M. Michelin
Adam M. Michelin,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ Adam M. Michelin	Director ,Chief Executive Officer and Chairman of the Board	April 15, 2008
Adam Michelin	(Principal Executive Officer)

/s/ Adam M. Michelin	Chief Financial Officer	April 15, 2008
Adam Michelin	(Principal Accounting Officer)

/s/ Stephen L. Scott	Director	April 15, 2008
Stephen L. Scott	(Chairman of the Audit Committee)

/s/ Gary C. Cannon	Director and Secretary	April 15, 2008
Gary C. Cannon

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Naturade, Inc.

We have audited the accompanying balance sheet of Naturade, Inc. (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2007 to November 8, 2007 (Predecessor Company) and the period from November 9, 2007 to December 31, 2007 (Successor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the accompanying financial statements, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on November 9, 2007. Accordingly, the accompanying financial financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities and capital structure having carrying values not comparable with prior periods, as described in Note 1.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the period from January 1, 2007 to November 8, 2007 (Predecessor Company) and the period from November 9, 2007 to December 31, 2007 (Successor Company), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, net working capital deficit and recent Chapter 11 bankruptcy filing raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Haskell & White LLP

Irvine, California
April 14, 2008

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

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California
March 30, 2007

NATURADE, INC.
Balance Sheets

	Successor Company December 31, 2007	Predecessor Company December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$274,733	$80,713
Accounts receivable, net	740,046	838,381
Inventories, net	1,054,401	258,981
Prepaid expenses and other current assets	37,228	56,101
Total current assets	2,106,408	1,234,176
Property and equipment, net	4,350	51,547
Goodwill	1,693,830	-
Customer lists and trademarks, net	6,781,510	419,266
Deferred financing fees, net	171,542	1,239,900
Other assets	50,197	3,664
Total assets	$10,807,837	$2,948,553

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,542,824	$777,307
Accrued expenses	181,389	499,428
Revolving credit, net of debt discount of $446,943, at December 31, 2007	702,504	1,276,570
Note payable related party	250,000	-
Current portion of long term debt, net of debt discount of $1,362,781, at December 31, 2007	4,946	409,095
Total current liabilities	2,681,663	2,962,400
Long-term debt, less current maturities, net of debt discount of $1,377,461, at December 31, 2007	2,674,805	2,015,905
Total liabilities not subject to compromise	5,356,468	4,978,305
Liabilities subject to compromise (Note1)	-	9,344,422
Total liabilities	5,356,468	14,322,727

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Redeemable convertible preferred stock, Series C including accumulated preferred stock dividends of $-0- at December 31, 2007 and $3,910,000 at December 31, 2006; par value $0.0001 per share: authorized, -0- shares at December 31, 2007 and 50,000,000 shares at December 31, 2006; issued and outstanding, -0- shares at December 31, 2007 and 21,000,000 shares at December 31, 2006 ( $21,000,000 redemption value)	-	5,590,000

STOCKHOLDERS EQUITY (DEFICIT):
Common stock, par value $0.0001 per share; authorized 250,000,000 shares at December 31, 2007 and 100,000,000 shares at December 31, 2006; issued/issuable and outstanding, 194,908,121 shares at December 31, 2007 and 43,332,733 shares at December 31, 2006	19,491	4,334
Non-voting common stock, par value $0.0001 per share, authorized 117,284 shares at December 31, 2007 and 2,000,000 shares at December 31, 2006; issued and outstanding -0- at December 31, 2007 and 117,284 at December 31, 2006	-	12
Additional paid in capital	6,033,575	22,990,945
Accumulated deficit	(601,697)	(39,959,465)
Total stockholders equity (deficit)	5,451,369	(16,964,174)
Total liabilities, redeemable convertible preferred stock and stockholders equity (deficit)	$10,807,837	$2,948,553

See accompanying notes to financial statements

NATURADE, INC.
Statements of Operations

	Successor Company	Predecessor Company
	From November 9, 2007 to December 31, 2007	From January 1, 2007 to November 8, 2007	Year Ended December 31, 2006
Net sales	$1,332,051	$5,371,539	$9,432,019
Cost of sales	874,538	3,476,801	6,116,152
Gross profit	457,513	1,894,738	3,315,867
Costs and expenses:
Selling , general and administrative expenses	462,521	2,953,281	7,542,707
Impairment of goodwill	-	-	2,694,357
Impairment of customer lists	-	-	1,049,336
Reorganization expense-professional fees	-	1,089,260	410,306
Depreciation	233	12,005	56,723
Amortization	127,421	250,179	835,681
Total operating costs and expenses	590,175	4,304,725	12,589,110
Operating loss	(132,662)	(2,409,987)	(9,273,243)
Other expense (income):
Change in derivative warrant liability	-	-	(1,285,797)
Loss on sale of assets	-	-	59,257
Other expense (income)	-	(17,274)	12,200
Total other expense (income)	-	(17,274)	(1,214,340)
Interest expense:
Interest	398,612	225,768	726,756
Amortization of deferred financing fees	70,423	601,865	2,464,399
Total interest expense	469,035	827,633	3,191,155
Income (loss) before reorganization items and provision for income taxes	(601,697)	(3,220,346)	(11,250,058)
Reorganization items, net	-	6,895,263	-
Income (loss) before provision for income taxes	(601,697)	3,674,917	(11,250,058)
Provision for income taxes	-	14,099	800
Net income (loss)	$(601,697)	$3,689,016	$(11,250,858)
Less:
Deemed dividend-Series C	$-	$(2,300,000)	$(2,760,000)
Net loss attributable to common shareholders	$(601,697)	$1,389,016	$(14,010,858)

Basic and diluted net loss per share	$(0.00)	$0.03	$(0.33)

Weighted average number of shares used in computation of basic and diluted net loss per share	194,908,121	43,332,733	42,619,350

See accompanying notes to financial statements

NATURADE, INC.
Statements of Stockholders’ Deficit

	Common Stock		Non-voting Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total
BALANCE JANUARY 1, 2006
(Predecessor Company)	39,651,964	$3,965	117,284	$12	$21,883,842	$(25,948,607)	$(4,060,788)
Cancellation of warrant derivative liability					569,384		569,384
Stock based compensation					97,510	-	97,510
Stock issued to settle consulting agreement	1,130,769	114			112,964		113,078
Stock issued to restructure debt agreement	2,550,000	255			327,245		327,500
Accretion of Preferres Stock Series C						(2,760,000)	(2,760,000)
Net Loss for the year						(11,250,858)	(11,250,858)
BALANCE DECEMBER 31, 2006
(Predecessor Company)	43,332,733	4,334	117,284	12	22,990,945	(39,959,465)	(16,964,174)
Net loss before reorganization items - November 8, 2007	-	-	-	-	-	(3,206,247)	(3,206,247)
Reorganization items	-	-	-	-	-	6,895,263	6,895,263
Accretion of Preferres Stock Series C						(2,300,000)	(2,300,000)
SUBTOTAL (Predecessor Company)	43,332,733	4,334	117,284	12	22,990,945	(38,570,449)	(15,575,158)
Fresh start adjustments
Unsecured claims and debt discharge	-	-	-	-	-	4,803,933	4,803,933
Valuation adjustments, net	-	-	-	-	4,249,412	8,427,361	12,676,773
Elimination of Predecessor
Company accumulated defict						25,339,155	25,339,155
Cancellation of common stock	(43,332,733)	(4,334)			(23,050,945)		(23,055,279)
Cancellation of non-voting common stock			(117,284)	(12)			(12)
Issuance of new equity interests in connection with emergence from Chapter 11	191,908,121	19,191			1,784,463		1,803,654
BALANCE NOVEMBER 6, 2007
(Successor Company)	191,908,121	19,191	-	-	5,973,875	-	5,993,066
Issuance of common stock to directors	3,000,000	300			59,700		60,000
Net Loss for the period from November 9, 2007 to December 31, 2007	-	-	-	-	-	(601,697)	(601,697)

BALANCE DECEMBER 31, 2007
(Successor Company)	194,908,121	$19,491	-	$-	$6,033,575	$(601,697)	$5,451,369

See accompanying notes to financial statements

NATURADE, INC.
Statements of Cash Flows

	Successor Company	Predecessor Company
	From November 9, 2007 to December 31, 2007	From January 1, 2007 to November 8, 2007	Year Ended December 31, 2006

Cash flows from operating activities:
Net Income (loss)	$(601,697)	$3,689,016	$(11,250,858)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	127,654	262,184	892,404
Changes in warrant liability	-	-	(1,285,797)
Amortization of loan discounts and deferred financing fees	392,650	997,936	2,464,399
Loss on retirement of property and equipment	-	-	59,257
Provision for excess and obsolete inventories	-	-	476,738
Issuance of common stock for consulting	-	-	113,077
Stock based compensation	-	60,000	97,510
Impairment of goodwill	-	-	2,694,357
Impairment of customer lists	-	-	1,049,336
Changes in operating assets and liabilities
Accounts receivable	(37,150)	169,826	1,323,849
Inventories	(376,893)	(418,527)	160,454
Prepaid expenses and other current assets	28,714	(9,841)	173,293
Other assets	(7,290)	(49,208)	(2,188)
Accounts payable and accrued expenses	(934,676)	2,205,804	3,682,317
Net cash provided by (used in) operating activities	(1,408,688)	6,907,190	648,148

Cash flows provided by (used in) reorganization activities:
Reorganization items, net		(6,895,263)	-
Net cash provided by (used in) reorganization activities	-	(6,895,263)	-

Cash flows from investing activities:
Purchases of property and equipment	-	-	(23,226)
Net cash provided by (used in) investing activities	-	-	(23,226)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	336,383	83,491	(1,189,526)
Proceeds from issuance of related party debt	-	-	483,000
Proceeds on issuance of common stock	1,200,000	-	-
Payments on long-term debt	(29,093)	-	(47,000)
Deferred financing fees	-	-	(34,856)
Net proceeds (repayment) from term loan			148,775
Net cash provided by (used in) financing activities	1,507,290	83,491	(639,607)

Net increase (decrease) in cash and cash equivalents	98,602	95,418	(14,685)
Cash and cash equivalents, beginning of the period	176,131	80,713	95,398
Cash and cash equivalents, end of the period	$274,733	$176,131	$80,713

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$22,107	$65,379	$303,991
Income taxes	$1,344		$800
Non-cash financing transactions:
Deemed dividend Series C	$-	$2,300,000	$2,760,000
Acquired business non-cash consideration (Note 8)
Fair value of common stock issued	$-	$-	$-
Fair value of preferred stock	$-	$-	$-
Notes payable	$-	$-	$-
Write off of warrant liability	$-	$-	$569,384
Stock issued in settlement of debt	$-	$-	$120,000

See accompanying notes to financial statements

NATURADE, INC.
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization – Naturade, Inc., a Delaware corporation (the “Company” or “Naturade”), is a branded nutraceuticals marketing company focused on high growth, innovative natural products that are positioned to health conscious consumers. The Company’s products include low carbohydrate, high protein powders, nutritional supplements, joint health and arthritis pain relief products, and soy protein based powders. Its products are sold to the health food and mass market channels through distributors and directly to retailers in the United States and overseas.

Voluntary Reorganization under Chapter 11

On August 31, 2006 (the “Petition Date”), Naturade, the “Debtor”, filed a voluntary petition to reorganize itsr business under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). On October 30, 2007, the Bankruptcy Court confirmed the Debtor’s Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtor emerged from bankruptcy protection on November 9, 2007 (the “Effective Date”). On the Effective Date, Naturade implemented fresh-start reporting.

The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims and secured claims, and the distribution of Redux Holdings, Inc. (majority owner) (“Redux”) equity the Debtor’s creditors in satisfaction of allowed unsecured and deemed claims. The Plan received support from the Company’s creditors and shareholders as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee.

The confirmed plan provided for the following:

Allowed Secured Claims

On the Effective Date, all accrued interest, calculated at the non-default rate, fees, costs and charges owed under the terms of the Company’s Revolving Note Payable to Laurus, was added to the principal balance of the Revolving Note, and, on the Effective Date, the Company delivered to Laurus an amended and restated promissory note evidencing such loan amount (“Post-Confirmation Revolving Note”). The Post-Confirmation Revolving Note incorporated the provisions of the original Revolving Note Payable (see Note 4—Debt). The Post-Confirmation Revolving Note matures on January 1, 2010.

On the Effective Date, all accrued interest, calculated at the non-default rate, fees, costs and charges owed under the terms of the Company’s Term Note Payable to Laurus, was added to the principal balance of the Term Note, and, on the Effective Date, the Company shall deliver to Laurus an amended and restated promissory note (“Post-Confirmation Term Note”). The Post-Confirmation Term Note incorporated the provisions of the original term note (see Note 4—Debt). The Post-Confirmation Term Note matures on January 1, 2010.

In connection with the amended notes payable to Laurus, Laurus received 574,787 shares of Redux common stock (95% shareholder of the Company) and warrants to purchase an additional 700,000 shares of Redux common stock at $0.01 per share. The fair value of such amounts were recorded as debt discounts and are amortized over the expected term of the obligation (See Note 4—Debt).

On the Effective Date, in full satisfaction and discharge of an allowed secured claim, the Company issued a $1,361,000 note payable to secured creditor. The note bears interest at a rate of 10% per annum. The note is payable as follows:

•	For a period of twenty-four full months from and after the Effective Date, the interest on the note shall not be paid, but shall be added to the principal balance of the note.

•
Commencing on the first day of the first fiscal quarter following the end of the twenty-fourth full month after the Effective Date, and continuing on the first day of each fiscal quarter thereafter, through and including the last fiscal quarter prior to the sixtieth full month following the Effective Date, the Company shall pay the interest which accrued during the prior fiscal quarter.

•	The note shall mature on the first day of the sixtieth full month following the Effective Date.

•
The Note shall be secured by liens encumbering all assets of the Company, with priority junior only to Laurus’s liens and any purchase money liens encumbering any equipment that may be acquired in the ordinary course by the Company after the Effective Date.

•
The note is convertible into shares of Redux common stock. The conversion rate is based upon 70% of the trailing six-month average trading price of Redux common stock. The note can be converted as follows: (i) in the first year following the Effective Date, three times the outstanding balance of the note (including any unpaid interest and chargeable costs); (ii) in the second year following the Effective Date, two times the outstanding note balance (including any unpaid interest and chargeable costs); and (iii) at anytime thereafter until the note is fully paid and satisfied, dollar-for-dollar based upon the outstanding balance of the note (including any unpaid interest and chargeable costs). The fair market value of the beneficial conversion feature was recorded as a debt document and is amortized over the life of the Note (See Note 4—Debt).

On the Effective Date, the Company delivered two notes to secured creditors in full settlement and discharge of their secured claims totaling $237,226. The notes bear interest at a rate of 10% per annum. The notes are payable as follows:

•	For a period of twenty-four full months from and after the Effective Date, the interest on the note shall not be paid, but shall be added to the principal balance of the notes.

•
Commencing on the first day of the first fiscal quarter following the end of the twenty-fourth full month after the Effective Date, and continuing on the first day of each fiscal quarter thereafter, through and including the last fiscal quarter prior to the sixtieth full month following the Effective Date, the Company shall pay the interest which accrued during the prior fiscal quarter.

•	The notes shall mature on the first day of the sixtieth full month following the Effective Date.

•
The Notes shall be secured by liens encumbering all assets of the Company, with priority junior only to Laurus’s liens and any purchase money liens encumbering any equipment that may be acquired in the ordinary course by the Company after the Effective Date.

•
The notes are convertible into shares of Redux common stock. The conversion rate is based upon 70% of the trailing six-month average trading price of Redux common stock. The notes can be converted as follows: (i) in the first year following the Effective Date, three times the outstanding balance of the note (including any unpaid interest and chargeable costs); (ii) in the second year following the Effective Date, two times the outstanding note balance (including any unpaid interest and chargeable costs); and (iii) at anytime thereafter until the note is fully paid and satisfied, dollar-for-dollar based upon the outstanding balance of the note (including any unpaid interest and chargeable costs). The fair market value of the beneficial conversion feature was recorded as a debt document and is amortized over the life of the Note (See Note 4—Debt).

Allowed Secured Claims for Taxes

Each creditor will receive cash installment payment of a value, as of the Effective Date, of its Allowed Secured Claim. The outstanding and unpaid amount of each Allowed Secured Claim shall bear interest, commencing on the Effective Date and continuing until such Allowed Secured Claim is paid in full, at the rate provided by Section 6621(a) of the Internal Revenue Code on the Effective Date. Payment of the Allowed Secured Claims shall commence on the later of the following dates: (a) the first day of the first full quarter following the Effective Date; or (b) the tenth business day after the entry of Final Order allowing the Secured Claim. Such payments shall continue on the first day of each quarter thereafter. On the Effective Date, the Company accrued $7,247 in settlement of the Secured Claims for Taxes.

Allowed Secured Claims- Related Parties

On the Effective Date, the Allowed Secured Administrative Claim of Redux in the amount of $133,381 was waived and contributed to the Company in the form of a capital contribution. On the Effective Date, the Allowed Secured Administrative Claim of One World Science, Inc., a company controlled by Redux, in the amount of $380,090 was contributed to the Company in the form of a capital contribution.

Allowed General Unsecured Claims

Creditors shall receive distributions of cash on their Allowed General Unsecured Claims as follows:

•	On the first-year anniversary of the Effective Date, the Company shall pay each Allowed General Unsecured Claim five percent (5.0%) of the amount of such Allowed General Unsecured Claim.

•
On the second-year anniversary of the Effective Date, the Company shall pay each Allowed General Unsecured Claim an additional five percent (5.0%) of the amount of such Allowed General Unsecured Claim.

•	On the third-year anniversary of the Effective Date, the Company shall pay each Allowed General Unsecured Claim an additional ten percent (10.0%) of the amount of such Allowed General Unsecured Claim.

•
On the fourth-year anniversary of the Effective Date, the Company shall pay each Allowed General Unsecured Claim an additional ten percent (10.0%) of the amount of such Allowed General Unsecured Claim.

•	The distributions to the Unsecured Creditors are unconditionally guaranteed by Redux.

Preferred Stock

Under the Plan, all preferred stock of the Company shall be canceled, and instead each holder of preferred stock shall be issued one (1) share of common stock in Redux for every thirty-four (34) shares of preferred stock held by such holder. Unless a longer period of time is agreed upon by the Company, the holder of the preferred stock, the shares of Redux common stock issuable under the Plan shall be subject to a lockup for a period of eighteen (18) months from the date of issuance of such stock, and the holders of such stock shall not be able to sell, pledge or hypothecate such stock for such eighteen (18) month period. After the expiration of the eighteen (18) month period following the issuance of such stock, sales of such stock shall be subject to Rule 144 of the Securities Act of 1933 and shall have a legend on each share certificate. On the Effective Date, the Company recognized a capital contribution of $740,000 from Redux based on the fair value of Redux common stock on the grant date.

Common Stock

Pursuant to the Plan, holders of common stock of the Company shall retain common stock in the reorganized Company equivalent to five percent (5%) of the issued and outstanding shares of common stock in the Reorganized Company as of the Effective Date.

Under the Plan, on the Effective Date, the Company was authorized to issue common stock to Redux equivalent to 95% of the issued and outstanding shares of common stock in the Reorganized Company as of the Effective Date.

On November 8, 2007, Redux Holdings, Inc, (“Redux”), the Company’s controlling shareholder, invested $1.2 million in Naturade, as required by the Plan and on November 9, 2007, the Plan became effective (the “Effective Date”). A copy of the Plan is posted at www.naturade.com, under Investor Relations.

Cash Infusion After the Effective Date

Under the Plan, Redux was required to provide a $1.2 million cash infusion, of which $700,000 was paid to the administrative creditors, and most of the balance was allocated to the Company’s future working capital needs.

Financial Statement Presentation.    The Company has prepared the accompanying consolidated financial statements in accordance with SOP 90-7 and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7 requires that the financial statements for periods after a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements as reorganization items, net. For the period January 1, 2007 through November 9, 2007 and the year ended December 31, 2006, the Predecessor Company recognized the following primarily non-cash reorganization income (expense) in its financial statements:

	Period From January 1 to November 8, 2007	Year Ended December 31, 2006

Discharge of claims and liabilities (a)	$4,803,933	-
Write-off of Symbiotics Note Payable (b)	1,042,963	-
Assignment of Balcombe and Ageless Note Payables (c)	1,129,681	-
Revaluation of other assets and liabilities (d)	(81,314)	410,306

	$6,895,263	410,306

a)
The discharge of claims and liabilities primarily relates to those unsecured claims arising during the bankruptcy process, such as those arising from the termination and settlement of unsecured claims to creditors and employees. Accordingly, the Company recognized a non-cash reorganization gain of $4,803,933.

b)
Extinguishment of Symbiotics Note Payable in the amount of $1,414,972. As the result of Symbiotics failure to submit a valid claim with the Bankruptcy Court, the amount owed Symbiotics was deemed to have been forfeited, resulting with the Company writing off the note payable to reorganization income, recognizing a gain of $1,042,963, net of deferred financing fees.

c)
In February 2007, Naomi Balcombe and Ageless entered into an Assignment of Claim Agreement with (the Agreement) with Redux for the assignment of their rights, title and interest in, to and under the Claim. The aggregate claim filed with the Bankruptcy Court was $1,248,234, of which $600,000 was claimed by Naomi Balcombe and $648,234 was claimed by Ageless.

In consideration for the assignment, Redux paid $250,000, of which $100,000 was deposited on February 9, 2007 in a trust account, with the deposit due to be released upon the entry of an order of the Bankruptcy Court, prior to June 1, 2007 confirming the Plan and such order being final and non-appealable (the Order); the remaining $150,000 was paid in the form of a Secured Promissory Note (the Note). The Company recorded a provision of $998,234 to write-down the carrying value of the note from $1,248,234 to $250,000 (which represents the consideration paid by Redux and reimbursable by the Company) was recorded as reorganization income and is shown in the accompanying statements of operations (predecessor) for the period January 1, 2007 through November 8, 2007. In addition the Company wrote-off $133,447 of accrued interest payable to on the notes, which was recorded as reorganization income in the accompanying statements of operations (predecessor) for the period January 1, 2007 through November 8, 2007.

d)
In accordance with fresh-start reporting the Company revalued its assets at their estimated fair value and liabilities at estimated fair value or present value of amounts to be paid. This resulted in a non-cash reorganization loss of $81,314.

The accompanying balance sheets distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise were reported at the amounts expected to be allowed by the Bankruptcy Court, even if they were settled for lesser amounts.

At December 31, 2006, the Company had liabilities subject to compromise consisting of the following:

Accounts payable	$5,155,049
Notes payable for acquisitions	2,663,206
Accrued interest	695,343
Notes payable to related parties	658,381
Accrued commissions	172,443

Total	$9,344,422

Fresh-Start Reporting.    Upon emergence from its Chapter 11 proceedings on November 9, 2007, the Company adopted fresh-start reporting in accordance with SOP 90-7. The Company’s emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit. Accordingly, the Company’s financial statements on or after November 9, 2007 are not comparable to its pre-emergence financial statements because they are, in effect, those of a new entity.

Fresh-Start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values are measured using fair value and are allocated in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The excess of reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities is recorded as goodwill. In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

The reorganization value of the Company was determined by management after considering various valuation methods and other factors, including (1) an analysis of the reorganized debt structure and Redux’s capital infusion; (ii) a comparison of the Company and its projected sales growth, competition and general economic conditions including discounted cash flow valuation methods. The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of management; accordingly, actual results could vary materially.

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the reorganization value was subject to additional adjustment within one year after emergence from bankruptcy to provide the Company with the time to complete the valuation of its assets and liabilities.

To facilitate the calculation of the enterprise value of the Successor Company, the Company developed financial projections for 2008 and 2009. Based on these financial projections, the equity value was determined by the Company, using various valuation methods, including (i) a review and analysis of several recent transactions of companies in similar industries to the Company; and (ii) a calculation of the present value of the future cash flows of certain of the Company’s significant assets.

The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions. The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuations will be realized, and actual results could vary materially.

In accordance with SOP 90-7, the Company was required to adopt, on the effective date, all accounting guidance that was going to become effective within the subsequent twelve-month period. See Note 2(o), “Summary of Significant Accounting Policies—Adopted Accounting Pronouncements.”

The implementation of the Plan of Reorganization and the effects of the consummation of the transactions contemplated therein, which included settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments and the adoption of fresh-start reporting in the Company’s Balance Sheet are as follows:

	Predecessor	Settlement of Unsecured Claims (a)	Reinstatement of Liabilities (b)		Revaluation of Assets and Liabilities (c)		Successor

Cash	$176,131	$500,000	$		$		$676,131
Accounts receivable, net	640,967						640,967
Inventory, net	677,509						677,509
Other receivables	27,588	55,731				(21,390)	61,929
Prepaid expenses and other current assets	65,941						65,941
Total current assets	1,588,136	555,731		-		(21,390)	2,122,477

Property and equipment	601,457					(596,874)	4,583
Less accumulated depreciation	(563,131)					563,131	-
	38,326	-		-		(33,743)	4,583

Copyrights, patents & trademarks	100,000					25,000	125,000
Less accumulated amortization	(75,000)					75,000	-
	25,000	-		-		100,000	125,000

Customer lists	953,866					5,830,731	6,784,597
Less accumulated amortization	(807,898)					807,898	-
	145,968	-		-		6,638,629	6,784,597

Fomulations	200,000					(200,000)	-
Less accumulated amortization	(200,000)					200,000	-
	-	-		-		-	-

Goodwill						1,693,829	1,753,829
Deposits and other assets	52,871					(9,964)	42,907
Deferred financing fees	248,691						248,691

Total Assets	$2,098,992	$555,731		$-		$8,367,361	$11,022,084

	Predecessor	Settlement of Unsecured Claims (a)	Reinstatement of Liabilities (b)	Revaluation of Assets and Liabilities (c)	Successor
Accounts payable, post-petition	$2,978,199	$(1,524,970)	$-	$-	$1,453,229
Accrued expenses	899,169			(356,437)	542,732
Revolving note, post-petition	838,939			(543,480)	295,459
Revolving note, pre-petition	521,122			(276,188)	244,934
Total Current Liabilities	5,237,429	(1,524,970)	-	(1,176,105)	2,536,354

Liabilities subject to compromise
Accounts payable, pre-petition	5,125,453	(3,856,323)	(1,269,130)		-
Accrured interest	539,834	(26,798)	(513,036)	-	-
Notes payable to related parties	908,381	(483,381)	(175,000)	-	250,000
Accrued liabilities	268,368	(268,368)			-
	6,842,036	(4,634,870)	(1,957,166)	-	250,000

Long-term Debt	2,427,137	198,167	1,957,166	(2,399,806)	2,182,664
Total Liabilities	14,506,602	(5,961,673)	-	(3,575,911)	4,969,018

Redeemable preferred stock	7,890,000	-	-	(7,890,000)	-

Stockholders' Deficit
Common stock	4,334	19,191		(,334)	19,191
Non-voting common stock	12			(12)	-
Additional paid-in-capital	22,990,945	1,694,280		(18,651,350)	6,033,875
Accumulated deficit	(43,292,901)	4,803,933		38,488,968	-
Total Stocholders' Deficit	(20,297,610)	6,517,404	-	19,833,272	6,053,066
Total Libilities, Redemable preferred stock and Stockholder's Deficit	$2,098,992	$555,731	$-	$(8,367,361	$11,022,084

a)
Settlement of Unsecured Claims.   This column reflects a discharge of $4,803,933 of liabilities subject to compromise pursuant to the terms of the Plan of Reorganization along with other creditor and employee claims incurred through the bankruptcy proceedings. This column also reflects a $1.2 million cash infusion by Redux, Redux’s contribution of Administrative Claims and payment of $700,000 in Administrative Claims.

b)
Reinstatement of liabilities - This column reflects the reinstatement of certain secured liabilities pursuant to the terms of the Plan of Reorganization. As a result of the reinstatement of liabilities, the Company reclassified $1,269,130 of liabilities subject to compromise.

c)
Revaluation of Assets and Liabilities -   Fresh-start adjustments are made to reflect asset values at their estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid, including:

•	Recognition of the estimated fair value of $6,784,597 for customer relationships, and trade names and as identifiable intangible assets,

•	Adjustments of $33,743 to reduce the values of property and equipment to their estimated fair market value, and

•	The elimination of the Predecessor Company’s equity accounts, and establishment of the opening equity of the Successor Company.

Additionally, goodwill of $1,693,830 was recorded upon our exit from bankruptcy to reflect the excess of the Successor Company’s reorganization value over the estimated fair value of net tangible and identifiable intangible assets and liabilities.

Going Concern– The Company emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on November 9, 2007 and continuation as a going concern is contingent upon, among other things, the Company’s ability to (i) comply with the terms of the Plan; (ii) return to profitability; (iii) generate sufficient cash flows from operations; and (iv) obtain financing sources to meet the Company’s future obligations. These matters create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. The Company’s continuation as a going concern will depend on additional financing from Redux and additional investors, continuing tight management of cash and profitable operations and continuing to obtain favorable credit terms from vendors. Management expects that vendors will begin to extend further credit after the Company emerges from bankruptcy with refinancing, and that the Company will return to normal levels of customer order fill rates in the second quarter 2008 and be profitable with a lower overhead structure. Additionally, Company management has taken cost containment measures to reduce operating costs and improve financial performance.

As of December 31, 2007, the accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2007, the Company has an accumulated deficit of $601,697, a net working capital deficit of $(575,255), a stockholders’ capital of $5,451,369 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Change in Control – On August 10, 2006, Quincy Investments Corp. (“Quincy”), the then principal shareholder of the Company, subsequent to executing a Letter of Intent of July 26, 2006 with Redux to transfer to Redux, Quincy’s controlling interest in Naturade, as reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, entered into the Quincy Transfer Agreement (“the Definitive Agreement”) pursuant to which:

•	Quincy transferred 28 million shares of the Company’s common stock ,4.2 million shares of Series C Convertible Preferred Stock (“Series C”) and 14 million warrants to purchase common stock to Redux;
•	Redux agreed to make cash contributions up to $500,000, at its sole discretion, to the Company;
•	Redux and Quincy agreed to attempt to complete a Definitive Agreement by August 31, 2006.
•
Quincy withheld 3,372,345 shares of Common Stock in violation of the Quincy Transfer Agreement. These shares are subject to Stop Orders by the Company’s transfer agent and will be cancelled when they are tendered to the transfer agent.

Before the transactions described above, Quincy owned 31,372,345 shares of the Company’s common stock, or 72.4% of the voting power of the Company’s common stock. Quincy also owned 4.2 million shares of Series C, which when added to Quincy’s common stock holdings, represented 55.3% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C were entitled to vote along with the holders of the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Quincy had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of Health Holdings and Botanicals, LLC holders of 12,600,000 shares of Series C who have the right to elect one director and to approve certain transactions.

The Definitive Agreement contemplated under the Letter of Intent was not entered into and the Letter of Intent by its terms has expired. Although Quincy has threatened litigation against Redux related to the absence of a Definitive Agreement no lawsuit has been commenced. In contrast, the Company has initiated a lawsuit against Quincy and Peter Pocklington, the principal shareholder of Quincy. See Note 11, Legal Proceedings.

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

On April 13, 2007, Redux issued Laurus a cashless warrant to purchase up to 700,000 shares of Redux common stock, in consideration of Laurus waving all prepayment penalties and charges associated with the Laurus obligations (See Note 4—Debt).

As a result of the transactions described above, Redux controlled voting rights of 29,550,000 shares of the Company’s common stock and 4,200,000 shares of Series C, or 68.2% of the voting power of the Company’s common stock, 20.0% of the voting power of the Series C, and 52.5% of the combined voting power of the Company’s common stock and the Series C. The holders of the Series C were entitled to vote along with the Company’s common stock (on an as-converted basis) on all matters, including the election of directors, presented to the stockholders. As a result, Redux had the power to elect a majority of the Board of Directors and to determine the outcome of any matter submitted to the stockholders, subject to the rights of the holders of the Series C described above. If the Laurus Options were included, these percentages increased.

 On the Effective Date, all Company Series C shares, along with their voting and control rights, all options, all warrants, and all registration rights, were cancelled as required under the Plan. The Company, as required by the Plan, issued Redux 150,475,388 shares of common stock, giving Redux 180,025,388 shares of common stock or 95% equity and voting interest in the Company. The remaining existing shareholders retained a total 5% equity interest in the Company, with 9,510,388 shares of common stock. The computation did not include the 3,372,345 shares of common stock subject to Stop Orders.

Liabilities Subject to Compromise – Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continued business operations as a debtor-in-possession. These estimated claims are reflected in the December 31, 2006 Balance Sheet as Liabilities Subject to Compromise and are summarized in the table below. Such claims remain subject to future adjustments. Adjustments may result from actions of the bankruptcy court, negotiations, rejection or acceptance of executory contracts, determination of value of any collateral securing claims, proofs of claim or other events.

The Company has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations, including approval to pay payroll and other business related expenses of ongoing employees in the ordinary course of business. Accordingly, these pre-petition items have been excluded from Liabilities Subject to Compromise as of December 31, 2006.

The liabilities subject to compromise consisted of the following items at December 31, 2006:

Accounts payable	$5,155,049
Notes payable for acquisitions	2,663,206
Accrued interest	695,343
Notes payable to related parties	658,381
Accrued commissions	172,443

Total liabilities subject to compromise	$9,344,422

Reorganization Items – Reorganization items are presented separately in the Statement of Operations and represent items of expense that are realized or incurred by the Company because it is in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

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

Concentration of Credit Risk – Financial instruments that subject Naturade to concentration of credit risk consist primarily of cash and accounts receivable. The Company had sales to three major customers in excess of 10% of the Company’s total net sales in 2007; however the Company does not consider this a significant risk based on the strong financial resources of these well established companies. Credit risk with respect to the remaining trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s remaining customer base and their geographic dispersion. Naturade performs ongoing credit evaluations of its customers and maintains an allowance for estimated credit losses. The Company maintains cash balances with financial institutions that are in excess of federally insured limits.

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

Accounts Receivable –Accounts receivable is stated net of applicable reserves for returns and allowances, promotional allowances and doubtful accounts. The Company regularly reviews and monitors individual account receivable balances to determine if the reserve amounts are appropriate and provides for an allowance for uncollectible accounts by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors. Accounts receivable are presented net of an allowance for doubtful accounts of $10,894 at December 31, 2007 and $46,225 at December 31, 2006, and net of an allowance for returns and allowances of $67,098 and $736,985 at December 31, 2007 and December 31, 2006, respectively. The allowance for doubtful accounts and returns and allowances includes the following:

Balance as of January 1, 2006	$323,609
Provision for doubtful accounts and returns and allowances	1,694,379
Deductions	(1,234,778)
Balance as of December 31, 2006	783,210
Provision for doubtful accounts and returns and allowances	421,497
Deductions	(1,126,715)
Balance as of December 31, 2007	$77,992

Inventories – Inventories are valued at the lower of cost or market. The weighted average method is used to determine cost. The reserve for excess and obsolete inventories includes the following:

Balance as of January 1, 2006	$183,654
Provision for excess and obsolete inventory	476,738
Write-offs	(578,746)
Balance as of December 31, 2006	81,646
Provision for excess and obsolete inventory	4,513
Write-offs	(34,670)
Balance as of December 31, 2007	$51,489

Property and Equipment – Property and equipment (subsequent to the Effective Date) are stated at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the related assets ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or estimated useful life. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Revenue Recognition - Sales are recognized upon shipment and passage of title. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is fixed and determinable, and collection is reasonably assured. The Company accrues for estimated returns at the time of sale. The Company accounts for certain promotional allowances such as consumer coupons and rebates, $-0- and $3,802 in 2007 and 2006, respectively, and customer slotting fees of $(4,159) and $198,590 in 2007 and 2006, respectively, as a reduction of sales and new store opening costs of $-0- and $10,998 in 2007 and 2006, respectively, are recorded as cost of goods sold in the period incurred in accordance with Emerging Issues Task Force (“EITF”) issue No. 01-09.

Net Income (Loss) Per Share – Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (i.e., convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially dilutive securities, representing convertible preferred stock, warrants and options to purchase -0- and 59,637,618 shares of common stock for the years ended December 31, 2007 and 2006, respectively are excluded in EPS as their effect would be anti-dilutive.

Research and Development – Research and development costs are expensed when incurred and amounted to $-0- and $48,028 for the years ended December 31, 2007 and 2006, respectively.

Advertising and Promotion – The Company complies with EITF issue No. 01-9, whereby certain payments to customers are presented as a reduction of sales. These payments amounted to $381,049 and $1,462,246 for the years ended December 31, 2007 and 2006, respectively.

Advertising – The Company expenses the cost of advertising as incurred. Advertising expenses amounted to $3,000 and $188,857 for the years ended December 31, 2007and 2006, respectively.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2007.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords, and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

Major Customers – During the fiscal years ended December 31, 2007 and 2006, the Company had sales to three customers in excess of 10% of the Company’s total net sales as shown in the following table.

Major Customers Table

	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Year-end	Sales	Accounts Receivable Balance Year-end	Sales	Accounts Receivable Balance Year-end

December 31, 2007	$1,651,473	$308,952	$1,307,082	$122,178	$736,412	$37,623
December 31, 2006	$2,435,842	$315,195	$1,733,290	$291,426	$1,091,516	$65,060

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

As a result of the adoption of SFAS 123R, the Company’s net loss for the year ended December 31, 2007 and 2006 includes $-0- and $97,510 of compensation expense respectively, related to the Company’s stock options. All outstanding options were cancelled on the Effective Date. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. As the Company is currently in a tax loss carryover position, no tax benefits were recorded for the compensation expense under SFAS 123R.

Recently Issued Accounting Standards –FASB Statement No. 157, Fair Value Measurements, has been issued by the Financial Accounting Standards Board (“FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As a result of Fresh-Start accounting, the Company adopted the statement on the Effective Date and its adoption did not have a material impact on the Company.

The FASB has issued FASB Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

On July 13, 2006, FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this pronouncement on the Effective Date did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, and is effective for the Company for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires the new acquiring entity to recognize all assets acquired and liabilities assumed in the transactions, expense all direct transaction costs and account for the estimated fair value of contingent consideration.  This standard establishes an acquisition-date fair value for acquired assets and liabilities and fully discloses to investors the financial effect the acquisition will have.  This standard will not impact the Company’s present financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  SFAS 160 is effective for the Company as of the beginning of fiscal year 2009.  The Company is evaluating the impact of this pronouncement on the Company’s financial position, results of operations and cash flows.

2.  INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at December 31, 2007 and December 31, 2006 consisted of the following:

	December 31, 2007	December 31, 2006
Raw materials	$63,875	$49,879
Finished goods	1,042,014	290,748
Subtotal	1,105,889	340,627
Less: Reserve for excess and obsolete inventories	(51,489)	(81,646)
	$1,054,401	$258,981

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and December 31, 2006 consisted of the following:

	December 31, 2007	December 31, 2006
Machinery and equipment	$4,583	$517,477
Building and improvements	—	—
Automobiles	—	83,980
Total	4,583	601,457
Less accumulated depreciation and amortization	(233)	(549,910)
Property and equipment, net	$4,350	$51,547

Depreciation expenses amounted to $12,238, and $56,723 for the fiscal years ended December 31, 2007 and 2006, respectively.

4.  DEBT

Long-term debt consists of the following at December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006
Revolving note	$1,149,447	$1,276,570
Term loan	1,456,778	1,350,000
Revolver Over Advance	674,023	—
Loan agreement	1,622,736	1,075,000
Note with majority shareholder	250,000	—
Notes to Professionals	360,332	—
Laurus Expenses	29,678	—
Tax Notes	7,314	—
Class 8 unsecured claims	1,269,130	—
	6,819,438	3,701,570
Less: revolving note, note with majority shareholder and current portion of long-term debt	(957,391)	(1,685,665)
Less: Debt discounts – current	(1,809,781)	—
Less: Debt discounts – long term	(1,377,461)	—
Long-term debt	$2,674,805	$2,015,905

Future minimum principal payments under long-term debt as of December 31, 2007 are as follows:

Year Ending December 31
2008	$2,547,558
2009	1,433,810
2010	636,870
2011	506,808
2012 and thereafter	1,599,682
Total	$6,819 438

Financing Agreement –In July 2005, the Company obtained a $4,000,000 convertible financing facility from Laurus, consisting of a $3,000,000 revolving credit facility and a $1,000,000 term loan. In consideration of such financing facility, The Company issued to Laurus an option to purchase up to 8,721,375 shares of the Company’s common stock at $0.0001 per share and a warrant to purchase up to 1,500,000 shares of the Company’s common stock at $0.80 per share. The financing facility was amended on January 11, 2006, by among other things, increasing the term loan to $1,650,000 and eliminated the conversion features on the facility. The Company issued Laurus 1,050,000 shares of the Company’s common stock in consideration for this amendment.

Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility had a term of three years ending on July 26, 2008. As part of the Chapter 11 restructuring, Laurus agreed to extend the period for the repayment for the Term Loan to be repaid in equal monthly installments beginning the first day of the first full month following the Effective Date of the Plan through and including January 2010. The financing facility carries an interest rate of prime plus 2% per annum (10.25% at December 31, 2007), subject to certain reductions based upon growth of the Company’s stock price.

The Company is subject to certain reporting covenants (such as the timely filing of financial reports with the Securities and Exchange Commission, monthly financial reporting deadlines and collateral reporting), is required to obtain Laurus’ approval of certain actions (such as incurring additional indebtedness, making any distribution on or repurchasing any common stock or merging with or purchasing any assets of stock of any person) and has granted Laurus a right of first refusal with respect to certain future financings. Management believes the Company is in compliance with all covenants at December 31, 2007.

In consideration for entering into the Financing Agreement, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitled the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitled the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2005 through July 26, 2010. The number of shares of common stock issuable upon exercise of the Laurus Option and the Laurus Warrant was subject to adjustment to prevent dilution upon stock splits, stock dividends, and other events. The exercise price of the Laurus Option and the Laurus Warrant may be paid, at the option of Laurus, by the cancellation of indebtedness under the financing facility.

The Company paid to Laurus in cash a total of $193,500 in fees and expenses, existing of a “closing payment” of $156,000 and reimbursement of $37,500 of Laurus legal fees. Also in connection with the Laurus financing, the Company issued a warrant to Liberty Company Financial LLC (“Liberty”) for introducing the Company to Laurus (the “Liberty Warrant”). The Liberty Warrant entitled the holder to purchase up to 3,647,743 shares of common stock at a purchase price of $0.08 at any time on or after July 26, 2006 through July 26, 2011.

The value of the warrants and options issued to Laurus, using Black Scholes, equaled $786,036 and was composed of the value of the Laurus Option at $694,106 and the Laurus Warrant at $91,930 and was classified as a discount and is amortized as interest expense over 36 months using the interest method. Based on assessment of the terms of this exchange, the Company determined that there was no beneficial conversion feature of this exchange.

The value of the warrant issued to Liberty of $223,555 using the Black Scholes valuation model was capitalized as deferred finance fees and is amortized over 36 months using the interest method.

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

On August 31, 2006, pursuant to the Company’s filing under Chapter 11 of the US Bankruptcy Code, Laurus and Redux agreed to cause the Company to do the following:

•
Laurus’ claim in the amount of $2,900,000 would be treated as fully secured and the liens granted Laurus pursuant to the Security and Purchase Agreement dated July 26, 2005 between Laurus and the Company (the “Financing Agreement”) would remain without modification.

•	Laurus would provide debtor in possession financing (“DIP”) pursuant to the terms and conditions of the financing agreement.

•
Interest would continue to accrue on the Term Loan pursuant the terms of the Financing Agreement however, payments would be suspended until the first day of the first full month after the Effective Date of the Chapter 11 filing.

•
The maturity date of the Term loan would be extended to January 6, 2010 and principal payments would commence on the first day of the first full month after the Effective Date of the Chapter 11 filing and be payable in equal monthly installments until the maturity date .

•
To the extent that the Laurus DIP financing and/or Naturade’s use of Laurus cash collateral was insufficient, Redux would be responsible for funding all payments needed to confirm the plan and for working capital of Naturade before and after confirmation.

•
Laurus supported the treatment of Laurus’ claims pursuant to Naturade’s Plan, and would cast a vote in favor of the confirmation of such Plan, provided that the treatment of Laurus’ claims pursuant to the Plan is materially the same as that set forth herein.

In addition, the Plan provided that Redux issue to Laurus, 574,784 shares of its common stock with an estimated fair value on the date of grant of $862,181 and 700,000 Redux common stock purchase warrants with an exercise price of $0.01 per share with an estimated fair value of $1,049,000 on the date of the grant. The estimated fair values of these instruments (aggregate value of $1,911,181) have been recorded as debt discounts and are amortized to interest expense over the expected life of the debt using the effective interest method.

As of the Effective Date, the following amounts were agreed to with Laurus:

•	Revolving Loan for $838,937 due in 36 months with interest of Prime plus 2%.
•	Term Loan for $1,515,049 payable in 24 equal installments of $58,271 with interest equal to prime plus 2%
•
Revolver Over advance of $674,023 payable in monthly principal installments of $12,000 per month starting January 2008 until June 2008; $15,000 per month in July and August 2008; $25,000 per month starting September 2008 until December 2008; $40,000 per month starting January 2009 until May 2009 and $45,000 per month starting June 2009 until November 2009 with a final payment of $2,023 in December 2009. Interest is payable at prime plus 2%.

At December 31, 2007, $1,149,447 was outstanding under the revolving facility; $1,456,778 was outstanding under the term loan and $674,023 was outstanding under the Revolver Over Advance. The loans are secured by all of the assets of the Company. The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy, and a former director of the Company.

Loan Agreements –On April 14, 2003, the Company entered into a Loan Agreement (the “2003 Loan Agreement”) with Health Holdings and certain other lenders (the “2003 Lender Group”), pursuant to which the 2003 Lender Group agreed to lend the Company $450,000 and, subject to the discretion of the 2003 Lender Group, up to an additional $300,000. All advances under the 2003 Loan Agreement bore interest at the rate of 15% per annum, were secured by substantially all of the assets of the Company, and were subordinated to the Company’s indebtedness to Laurus. In consideration of the extension of credit under the 2003 Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2003 under the Credit Agreement.

On April 14, 2004, the terms of the 2003 Loan Agreement were modified by the Joinder of Bill D. Stewart, the then Chief Executive Officer of the Company, as a member of the 2003 Lender Group, subject to all of the terms and conditions of the 2003 Loan Agreement, and the 2003 Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the 2003 Lender Group advanced the Company an additional $100,000. On August 16, 2004, advances allowed under the 2003 Loan Agreement were increased to a total of $950,000 and the 2003 Lender Group advanced an additional $200,000 to the Company. In July 2005, advances allowed under the 2003 Loan Agreement were increased to a total of $1,250,000 and the 2003 Lender Group advanced an additional $300,000 to the Company. There are no additional amounts available to advance under the 2003 Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the 2003 Loan Agreement were modified to extend the due date to December 31, 2005. On July 22, 2005, pursuant to the acquisitions of Ageless and Symco, the terms of the 2003 Loan Agreement were again modified to extend the due date to December 31, 2006. On August 31, 2006 these loans became claims pursuant to the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2007, there is $1,250,000 outstanding under the 2003 Loan Agreement of which $1,075,000 is treated as fully secured and is included in Long Term Debt. Interest on the $1,075,000 of 10% began to accrue on the Effective Date of the Company’s Chapter 11 filing, to be paid monthly with monthly principal payments to begin two years from the Effective Date. The remaining $175,000 is included in Liabilities Subject to Compromise.

In April 2006, the Company’s then principal shareholder, Quincy, loaned the Company $350,000. This loan is payable on demand and does not carry a stated interest charge. At December 31, 2007, $350,000 was outstanding on this unsecured loan and is accordingly included in Liabilities Subject to Compromise. There is no written agreement for this loan between Quincy and the Company.

On the effective date, the following amounts were payable under the Loan Agreement:

•	Health Holdings - $1,361,000, due November 2012, with interest payable in installments starting January 2010, of 10% annually.
•	Bill D. Stewart - $141,484, due November 2012, with interest payable in quarterly installments starting January 2010, of 10% annually.
•	David A. Weil - $95,742, due November 2012, with interest payable in quarterly installments starting January 2010, of 10% annually.

Pursuant to the Plan, the obligations described above in the aggregate amount of $1,598,226 are convertible at the option of the creditors into common stock of Redux using 70% of the trailing six month average stock price. The amount convertible by the creditors shall be multiplied by three times the obligation if converted within the first year of the Effective Date, two times the obligation if converted between the first and second years after the Effective Date, and one time the obligation two years after the Effective Date. As a result of this conversion right contributed by Redux, the Company recognized a debt discount of $1,598,226 that is amortized into interest expense over the expected life of the obligation using the effective interest method.

Note with majority shareholder – On November 6, 2007, Redux Holdings purchased the Bankruptcy Claim from Ageless Foundation and Naomi Balcombe in the total amount of $1,248,234 for $240,000. That claim has a face value of $374,470 (30% of claim amount). On November 9, 2007, Redux Holdings assigned the note and Claim to Naturade, Inc.

Notes to Professionals –Note payable to professionals engaged in Chapter 11 filing totaling $300,000 on the Effective Date with interest accruing at 10% annually compounded monthly. Payments of $100,000 each, in December 2008 and 2009 with a final payment of $178,147 in December 2010. This note is guaranteed by Redux. The Company is also contingently liable to the professionals in the event that the Company achieves defined sales targets or completes an equity raise.

Laurus Expenses –Laurus incurred $29,678.20 in legal expenses during the Bankruptcy proceeding. Naturade and Laurus agreed to fold that amount into the Term Loan; hence, the term loan increased by that amount.

Tax Notes – Notes payable to taxing authorities on the Effective Date of $7,247 payable in 20 quarterly principal payments of $362, beginning January, 2008, plus accrued interest of 6% annually.

Class 8 unsecured claims –Unsecured creditor claims at the Effective Date of $1,675,504 with a present value of $1,269,130, payable in annual installments of $279,251 on November 6, 2008, $279,251 on November 6, 2009, $558,501 on November 6, 2010 and $558,501 on November 6, 2011.

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

•
Naturade issued to Quincy (i) 30,972,345 shares of Common Stock, (ii) warrants to purchase 7,000,000 shares of the Company’s common stock at $0.80 per share and additional 7,000,000 shares of the Company’s common stock at $1.02 per share, during the period from July 22, 2006 to July 22, 2015 (the “Quincy Warrants”), and (iii) 4,200,000 shares of Series C, all in consideration of Quincy negotiating and arranging the financing for the Company’s acquisition of the selected assets of Ageless, Symco and Symbiotics and guaranteeing the payment of a portion of the purchase price of each such transaction;

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

•
Health Holdings, Stewart and Weil extended the term of the Secured Promissory Notes issued to them pursuant to that certain Loan Agreement dated April 23, 2003, from December 31, 2006 to December 31, 2007;

•
Naturade granted to Health Holdings, Westgate and Quincy certain registration rights with respect to the common stock issuable upon conversion of the Series C or exercise of the HHB Warrant or the Quincy Warrants (see “Business – Registration Rights”); and

•	Quincy would grant to Health Holdings and Westgate certain co-sale rights described below.

The holders of the Series C voting as a separate class were entitled to elect one member of the Company’s Board of Directors. In addition, in matters presented for a vote of stockholders, including the election of other directors, the holders of the Series C voted together with the holders of Common stock as a single class, with a number of votes equal to the number of shares of common stock into which the Series C could then be converted. Under Delaware law, the holders of common stock and Series C voted as a separate class on any amendment to the Company’s Certificate of Incorporation which would (i) increase or decrease the aggregate number of authorized shares of such class, (ii) increase or decrease the par value of the shares of such class, or (iii) alter or change the powers, preferences or special rights of the shares of such class so as to affect them adversely.

In addition, Health Holdings was entitled to receive notice of, and to have a representative attend, all meetings of the Company’s Board of Directors, so long as Health Holdings owns any Series C.

On a liquidation or sale of Naturade, the holders of Series C would have been entitled to receive a preferential payment equal to $1.00 per share (subject to adjustment), plus accrued but unpaid dividends. This preferential payment would have reduced the amount available for distribution to the holders of the Company’s common stock.

For each fiscal year, the holders of Series C would have been entitled to receive a cash dividend equal to 20% of the amount, if any, by which the Company’s pre-tax profits for such year exceeded $10 million, which dividend would have been distributed within 120 days of the end of such fiscal year. This cash dividend would have reduced the amount available for other corporate purposes, including the expansion of our business or distributions to the holders of the Company’s common stock

Naturade had the right to require the conversion of all shares of Series C into the Company’s common stock at any time within ten days following a period of 20 consecutive trading days for which the closing bid price of the Company’s common stock equaled or exceeded $1.50 per share (as adjusted).

On December 31, 2012, Naturade would have been required to redeem the Series C for $1.00 per share (subject to adjustment), plus accrued but unpaid dividends, provided the Company would then be legally able to do so. This cash dividend would reduce the amount available for other corporate purposes, including the expansion of the Company’s business or distributions to the holders of its equity.

The issuance of the shares of the Company’s common stock under the Master Investment Agreement and the shares of pursuant to the HHB Warrant and Quincy Warrants could have caused substantial dilution to the other holders of the Company’s common stock, and the potential issuance of all such shares of the Company’s common stock could have adversely affected the market price of the Company’s common stock and impaired the Company’s ability to raise capital through the sale of the Company’s common stock.

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

6.  WARRANT LIABILITY

The warrants issued to Quincy, Laurus (including Laurus options) and Liberty had certain registration rights which require the Company to register the common stock deliverable upon exercise of the warrants and options. Due to the requirement to issue registered shares, these instruments were determined to be liabilities. The total shares deliverable under these instruments of 27,869,118 was determined to have a fair market value of $1,855,181 by using a Black-Scholes valuation model and was recorded as liabilities.

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

 On the Effective Date, all options and warrants, and all registration rights, were cancelled as required under the Plan.

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

On August 3, 2005, Naturade closed the acquisition of Symco and Symbiotics. On September 30, 2005, the Company amended the terms of the acquisition to adjust the promissory note to include the subsequent purchase by Naturade of a computer system and the payoff of a promissory note in the amount of $274,382. In addition, the payments on the promissory note were modified from a balloon payment due on February 3, 2006 to nine monthly installments of $3,500 from October 1, 2005 and annual payments of $518,500 on June 1, 2006, $450,000 on June 1, 2007 and $476,305 on June 1, 2008. In exchange for the elimination of the requirement for the Company to pay $60,000 for every thirty days the promissory note was outstanding, Naturade agreed to make monthly interest payments of $15,000 from October 2005 to May 2006, $10,000 from June 2006 to May 2007 and $5,000 from June 2007 to May 2008. On May 31, 2006, the promissory note was amended and restated whereby the principal amount of $1,000,000 would be repaid in monthly installments of $33,333 along with monthly interest charges of 7% per annum on the outstanding balance through November 2008.

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

8.  IMPAIRMENT OF GOODWILL AND INTANGIBLES

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

9. STOCK OPTIONS AND WARRANTS

Employee Stock Option Plan In February 1998, the Company adopted an Incentive Stock Option Plan (the “Plan”) to enable participating employees to acquire shares of the Company’s common stock. The Plan provided for the granting of incentive stock options up to an aggregate of 850,000 shares, as amended. In October 2001, the Company amended the Plan by increasing to 2,000,000 the number of shares of the Company’s common stock that may be subject to awards granted pursuant to the Plan. The actual number of incentive stock options that could be granted to employees was determined by the Compensation Committee based on the parameters set forth in the Plan. Under the terms of the Plan, incentive stock options could be granted at not less than 100% of the fair market value at the date of the grant (110% in the case of 10% shareholders). Incentive options granted under the Plan vested over a four-year period from the date of grant. As of November, 5, 2007, 81,000 incentive stock options under the Plan were outstanding at the weighted average exercise price per share of $0.13. These options were canceled on the Effective Date.

Director Stock Options –In October 1999, options to purchase 87,500 shares of common stock were granted to each of two then new board members at an exercise price of $1.03. These options expired on October 14, 2006.

Senior Management Options - On December 16, 2005, the Board of Directors (the “Board”) awarded Bill D. Stewart, the then Chief Executive Officer of the Company, an option to purchase 1,620,000 shares of common stock and Stephen M. Kasprisin, the then Chief Operating/Chief Financial Officer of the Company, an option to purchase 1,616,500 shares of common stock. The options had a seven year term, vested in equal quarterly increments over two years and were granted at an exercise price equal to the closing price of the Company’s common stock on December 16, 2005. The options were granted pursuant to the 1998 Incentive Stock Option Plan of the Company. Mr. Stewart and Mr. Kasprisin terminated their employment with the Company on August 30, 2006 pursuant with the change in control by Redux. All unexercised options under these senior management option grants expired upon their termination of employment.

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

A summary of the Company’s outstanding stock options is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
Outstanding at January 1, 2006	13,874,875	$0.09	10,369,625	$0.03
Granted	220,000	$0.12
Exercised	-0-	$0.00
Expired	(5,292,500)	$0.19
Outstanding at December 31, 2006**	8,802,375	$0.002	8,770,375	$0.002
Granted	0-
Exercised	-0-
Expired	(8,802,375)	$0.002
Outstanding at December 31, 2007	-0-
____________
**Includes 8,721,375 fully vested options issued to Laurus. – None at 12/31/07

There are no stock options outstanding at December 31, 2007.

The weighted average fair value of the options granted to employees for the years ended December 31, 2007, and 2006 estimated using the Black-Scholes option valuation model was $0.00 and $0.12 per option, respectively.

At December 31, 2007, there was no unamortized compensation costs related to non-vested stock options which is expected to be recognized in the future.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $0.00.

There are no non-vested options at December 31, 2007.

Warrants –In consideration for entering into the Financing Agreement described in Note 4, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitled the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitled the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2005 through July 26, 2010. Redux acquired the Laurus Option and the Laurus Warrant on December 1, 2006.

On July 26, 2005, the Company issued to Liberty a warrant to purchase up to 3,647,743 shares of the Company’s common stock at a purchase price of $0.08 per share for introducing the Company to Laurus. Redux acquired Liberty’s warrant on November 16, 2006.

As of the Effective Date, all outstanding warrants were cancelled.

A summary of the Company’s outstanding warrants is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
Outstanding at January 1, 2006	29,747,743	$0.83	2,100,000	$0.86
Granted	-0-	$0
Exercised	-0-	$0
Expired	-0-	$0
Cancelled	(1,500,000)	$0.80
Outstanding at December 31, 2006	28,247,743	$0.83	29,747,743	$0.83
Granted	-0-
Exercised	-0-
Expired	-0-
Cancelled	(28,247,743)	$0.83
Outstanding at December 31, 2007	-0-

There are no warrants outstanding at December 31, 2007.

10.  INCOME TAXES

The provision for income taxes for the years ended December 31, 2007and 2006 consists of the following:

	Year Ended December 31, 2007		Year Ended
	Sucessor	Predecessor	December 31, 2006
Current
Federal	$0	$0	$0
State	0	800	800
Total current	0	800	800
Deferred
Federal	0	0	0
State	0	0	0
Total deferred	0	0	0
Total provision	$0	$800	$800

The Company has no foreign operations and all international sales are transacted in the United States and paid in U.S. Dollars. As a result, the Company has no provision for foreign taxes.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income before income taxes due to the following:

	Year Ended December 31, 2007			Year Ended December 31, 2006
		Sucessor	Predecessor
Computed tax (benefit) expense		$(51,696)	$(335,819)	$(3,825,092)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses		402	2,216	3,549
State income taxes, net of federal tax benefit		(3,101)	(20,149)	(675,816)
Federal/state true ups			2,249,104	—
State NOL disallowance and others				392,211
Change in valuation allowance		54,395	(1,895,352)	4,105,148
State minimum franchise tax		-0-	800	800
	$		$800	$800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets and liabilities were as follows:

	As of December 31, 2007	As of December 31, 2006
Current deferred tax assets (liabilities)
Uniform capitalization	$19,060	$10,340
Accounts receivable	31,197	313,284
Accruals	104,679	369,154
Inventory reserve	20,596	-0-
State taxes	-0-	155
Other	-0-	39,308
Valuation allowance	(175,532)	(732,241)
Total current	—	—
Non-current deferred tax assets (liabilities):
Net operating losses and credit carry forwards	9,481,865	11,246,120
Depreciation	-0-	(4,666)
Intangibles	1,497,477	1,061,140
Other	39,004	-0-
Valuation allowance	(11,018,346)	(12,302,594)
Total non-current	—	—
Total	$—	$—

The following is a summary of the change in the valuation allowance:

December 31, 2005	$8,929,686
Change in the valuation allowance	4,105,109
December 31, 2006	13,034,835
Change in the valuation allowance	(1,840,957)
December 31, 2007	11,193,878

As of December 31, 2007, the Company had federal net operating loss carry forwards of $26,143,300 that begin expiring in 2018 and state net operating loss carry forwards of $15,950,000 that begin expiring in 2010. A valuation allowance for the full amount of net deferred taxes has been provided because it is more likely than not that the deferred taxes will not be realized. Under Section 382 of the Internal Revenue Code, certain significant changes in ownership, such as the Company’s recent recapitalization, may restrict the future utilization of these tax loss carry forwards. As a result, federal net operating losses may expire before the Company is able to fully utilize them. As the Company is currently in a loss position this limit is not applicable. Management expects to obtain a more detailed calculation will be prepared once the Company has taxable income for federal purposes.

11.  COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Employment Agreements –

The Company does not currently have any active employment agreements.

Operating Leases –In December 1998, the Company signed a 7 1/2 year lease for a facility including new executive offices, sales and marketing offices and warehouse located in Irvine, California. The rent expense related to this lease for fiscal year ended December 31, 2007 was $371,470. The lease agreement includes an approximate 9% rent increase after the second, fourth and sixth year of the lease period, with a 60-month extension after the initial lease term at the prevailing market rental rate. On November 1, 2005, the Company agreed to an extension of the lease until September 30, 2013. This extension resulted in a decrease in the monthly rent from $35,382 per month to $29,900 beginning on October 1, 2006 increasing to $30, 897 on October 1, 2007, $32,392 on October 1, 2008, $33,389 on October 1, 2009, $34,884 on October 1, 2010, $36,379 on October 1, 2011 and $37,874 on October 1, 2012. As a result of the Company’s filing for protection under Chapter 11 of the US Bankruptcy Code, the Company requested that the Court reject this lease agreement and in September 2006, the Court approved the rejection.

On September 1, 2006, the Company entered into a sub-lease agreement with One World Science Inc, a subsidiary of Redux, whereby the Company leased certain space in Brea, California. The lease called for monthly payments of $10,000 and was on a month to month basis. The Company vacated these premises on May 18, 2007.

On May 18, 2007 the Company sublet 5,357square feet of office space from First American Default Management Solutions LLC in Anaheim, California, for $9,479 a month, for a term of two years.

Rental expenses charged to operations were $127,669 and $381,470 for the years ended December 31, 2007and 2006, respectively.

Legal Proceedings. While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company’s results of operations or financial condition.

a) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp.: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 (Orange County Superior Court, State of California, Case No.: 07CC02752),  The lawsuit was filed on February 9, 2007. Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC, entered into a Global Settlement Agreement with Naturade in connection with the then pending Chapter 11 proceedings by which the parties compromised and agreed to terms relating to certain claims these defendants have against Naturade in the Chapter 11 proceedings. In exchange for these compromises and terms, Naturade agreed to dismiss Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC as well as defendants Lionel P. Boissiere and William B. Doyle from the litigation pending in Orange County Superior Court.

Naturade would like to dismiss Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC, but the Settlement Agreement requires a Motion for Good Faith Settlement so these Defendants are still in the Case for that limited purpose. In the meantime, Naturade will continue to pursue the litigation against Peter H. Pocklington and Quincy Investments Corp. until default, judgment, or other resolution of the case, and during the week of February 17, 2008, the court granted Naturade’s Motion for Leave to Amend the Complaint against the remaining defendants amending the complaint, with Redux interceding as a plaintiff against Quincy Investments Corp. and Peter H. Pocklington. Among the various causes of action by Redux will be Intentional Misrepresentation (Fraud).

b) Naturade, Inc. v. NBTY, Inc. d/b/a Omni-Pak Industries (United States Bankruptcy Court, Adversarial Case No.: SA07-1057RK) Filed on February 15, 2007. This litigation was being prosecuted on behalf of Naturade by the law firm of Winthrop Couchot, the Company’s bankruptcy attorneys. The nature of the lawsuit and the progress of the case is as follows:

On December 11, 2006, NBTY, Inc. (“NBTY”) filed proof of claim against Naturade’s bankruptcy estate alleging a general unsecured claim in the amount of $660,774 (‘NBTY Claim”). Naturade disputes the NBTY Claim, but has yet to file a formal objection to the NBTY Claim.

On February 15, 2007, Naturade filed a complaint against NBTY d/b/a/ Omni-Pak Industries seeking to avoid and recover approximately $191,481 of preferential transfers of property under Bankruptcy Code Section 547 and 550 (“NBTY Complaint”). On or about November 7, 2007, the case was settled and settlement payments were received.

c) Naturade, Inc. v. Yellow Transportation (United States Bankruptcy Court, Adversarial Case No.: SA07-1055RK). Filed on February 14, 2007, this litigation is being prosecuted on behalf of Naturade by the law firm of Winthrop Couchot, the Company’s bankruptcy attorneys. The nature of the lawsuit and the progress of the case are as follows:

On November 6, 2006, Yellow Transportation (“YT”) filed proof of claim against Naturade’s bankruptcy estate alleging a general unsecured claim in the amount of $60,337 (“YT Claim”). Naturade disputes the YT Claim, but has yet to file a formal objection to the YT Claim.

On February 14, 2007, Naturade filed a complaint against YT seeking to avoid and recover approximately $191,761 of preferential transfers of property under Bankruptcy Code Section 547 and 550. On or about November 7, 2007, case was settled and payments were received.

d) Naturade, Inc. v. United Parcel Service, Inc. (United States Bankruptcy Court, Adversarial Case No.: SA07-1056RK) Filed on February 14, 2007. On November 6, 2006, UPS filed a proof of claim asserting an unsecured claim in the amount of $11,998 (“UPS Claim”). On February 14, 2007, the Company filed a complaint against UPS to avoid and recover approximately $22,785 of preferential transfers of property under Bankruptcy Code Sections 547 and 550 (“UPS Complaint”). On April 9, 2007, the Company filed and served a motion seeking court approval of a settlement agreement with UPS that provides for UPS to pay the Company $3,500 and waive any and all other claims against the Company as consideration for the Company’s dismissal of the UPS Complaint with prejudice. The Court approved the settlement.

e) Claims and Other Bankruptcy Related Litigation: Objections to certain claims filed against the Company’s bankruptcy estate have been prosecuted by the Company which have resulted in the reduction or elimination of certain claims filed in the bankruptcy case.

The Company has fully accrued the amounts claimed in these suits as of December 31, 2007.

Related Party Transactions –Redux controls voting rights of 180,025,388 shares of Common Stock or approximately 92.4% of the voting common. As a result, Redux has the power to elect a majority of the Board of Directors.

Redux as part of its infusion of cash and other services to the Company during its bankruptcy, has provide legal services to the Company in the form of its General Counsel Gary Curtis Cannon. Mr. Cannon is retained by Redux to act as its General Counsel and SEC attorney for $12,000 per month. Redux provides Mr. Cannon’s services as the Company’s General Counsel and SEC attorney under his current retainer agreement with Redux.

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

On April 14, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with Health Holdings and Botanicals, LLC, a principal stockholder of Naturade, and David A. Weil, a past director and stockholder of the Company (the “Lender Group”), pursuant to which the Lender Group has agreed to lend the Company $450,000 and, subject to the discretion of the Lender Group, up to an additional $300,000. All advances under the Loan Agreement bore interest at the rate of 15% per annum, were due on December 31, 2005, and were secured by substantially all of the Company’s assets. This due date was extended as discussed below.

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

On August 16, 2006, the Company entered into a Services Agreement with One World Science, Inc., a subsidiary of Redux, whereby One World Science would provide various services including among others, advertising, sales, compliance and customer services to Company for an amount of the fully burden costs of the services plus up to 25% of such costs. The Company continues to lease all of its employees from One World Science.

On September 1, 2006, the Company entered into a Sublease and Occupancy Agreement with One World Science, Inc. whereby One World Science subleased to the Company approximately 9,000 square feet of office space including all necessary services for $10,000 per month. The Company vacated this space in Brea, California on May 18, 2007. On May 18, 2007 the Company sublet 5,357 square feet of office space from First American Default Management Solutions LLC, in Anaheim, California, for $9,479 a month, for a term of two years.

On February 28, 2007, Redux purchased from Naomi Balcombe and Ageless (Balcombe and Ageless are collectively, referred to herein as the “Ageless Parties”) the $1,248,234 claim the Ageless parties submitted in the Naturade bankruptcy.
Ms. Muller, a former director of Naturade had a consulting agreement, entered into in July 2006, with Redux, pursuant to which she was issued warrants for Redux common stock subsequent to her resignation in January 2008.

12. 401(k) PLAN

The Company had a 401(k) profit sharing plan that is available to all employees of the Company who meet certain age and length of service requirements. The plan provides for Company matching contributions equal to 25% of each employee participant’s contribution not to exceed 6% of the employee participant’s compensation. The Company’s contribution to the plan was $0 and $20,859 for the years ended December 31, 2007 and 2006, respectively.

On September 1, 2006, management voluntary suspended the 401(k) Plan as the Company began leasing its personnel from One World Science and no longer had any direct employees. Company continues to lease all of its employees from One World Science.

13. SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the CEO.

The Company’s reportable operating segments include health food specialty stores and mass market categories. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only sales, cost of sales and gross profit. Operating segment data for the years ended December 31, 2007, and 2006 are as follows:

Distribution Channels

	Health Food	Mass	Total
Successor Company
Period from November 9, 2007 to December 31, 2007
Sales	$713,575	$618,476	$1,332,051
Cost of sales	437,242	437,296	874,538
Gross profit	$276,333	$181,180	$457,513

	Health Food	Mass	Total
Predecessor Company
Period from January 1, 2007 to November 8, 2007
Sales	$1,899,464	$3,472,075	$5,371,539
Cost of sales	1,404,417	2.072,384	3,476,801
Gross profit	$495,047	$1,399,691	$1,894,738
Year ended December 31, 2006
Sales	$6,102,517	$3,329,502	$9,432,019
Cost of sales	3,973,743	2,142,409	6,116,152
Gross profit	$2,128,774	$1,187,093	$3,315,867

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. All of the Company’s assets are located in the United States. Geographic segment data for the years ended December 31, 2007and 2006 are as follows:

	United States	International	Total
Successor Company
Period from November 9, 2007 to December 31, 2007
Sales	$1,275,629	$56,422	$1,332,051
Cost of sales	843,901	30,637	874,538
Gross profit	$431,728	$25,786	$457,513

Predecessor Company
Period from January 1, 2007 to November 8, 2007
Sales	$5,003,899	$367,640	$5,371,539
Cost of sales	3,329,317	147,484	3,476,801
Gross profit	$1,674,582	$171,829	$1,894,738

Year ended December 31, 2006
Sales	$8,828,309	$603,710	$9,432,019
Cost of sales	5,832,408	283,744	6,116,152
Gross profit	$2,995,901	$319,966	$3,315,867

14. SUBSEQUENT EVENTS

On February 14, 2008, and again on March 7, 2008, the Board of Directors of Naturade, Inc. (the “Company”) voted to authorize a reverse stock split of the Company’s Common Stock on a 6 to 1 basis.

That reverse stock split was delayed to better align with the closing of the recently announced Memorandum of Understanding to purchase the assets of Redux Holdings, Inc. (OTCPK: RDXH). The reverse stock split will remain 6 to 1 and the exchange will remain a mandatory exchange payable upon surrender should the contemplated transaction close.

On March 19, 2008, Naturade, Inc. (the “Company”) signed a nonbinding Memorandum of Understanding with Redux Holdings, Inc., the Company’s controlling shareholder, to enter into a definitive agreement to purchase most of the assets and all of the liabilities of Redux for a yet to be determined amount of the Company’s restricted common stocks. The transaction will be treated as a corporate reorganization as defined by Section 368 of the Internal Revenue Code. The Company expects to have the definitive agreement executed and the closing to occur no later than April 30, 2008.

Naturade will combine the effective date of the reverse stock split to occur in conjunction with the closing of the transaction between Naturade Inc., and Redux, Inc., subject to regulatory approval.

EXHIBIT INDEX –

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

3.11
Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on November 26, 2007 and incorporated by reference to Exhibit 9.1.1 to the Company’s Current Report on Form 8-K filed on December 12, 2007.

3.12
Certificate of Amendment to Certificate of Incorporation of Naturade, Inc., filed with the Delaware Secretary of State on February 20, 2008, and incorporated by reference to Exhibit 99.1 to the Company’s Current Report on From 8-K filed on March 13, 2008.

3.13	Amended and Restated Bylaws of Naturade, Inc., as amended December 7, 2001, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed on January 3, 2002.

4.1	Form of certificate of common stock, par value $0.0001 per share incorporated by reference to Exhibit 4.1 to Form SB-2 (File No. 333-127397).

10.1
Asset Purchase Agreement, dated November 2, 2004, between the Company and L.O.D.C. Group, LTD, incorporated by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.2
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
10.4
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

10.7
Promissory Note in the amount of $648,234.00, dated August 5, 2005, by Quincy Investments Corp. and the Company payable to The Ageless Foundation, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.8
Guaranty of Promissory Note, dated as of August 3, 2005, by Peter H. Pocklington for the benefit of each of Symco Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.9
Guaranty of Promissory Note, dated as of August 5, 2005, by Peter H. Pocklington for the benefit of The Ageless Foundation, Inc., incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.10
Trademark License Agreement, dated August 3, 2005, by and among the Company, Symco, Inc. and Symbiotics, Inc., incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.11
Independent Contractor Proprietary Information and Inventions Agreement, dated August 5, 2005, by and between Naturade, Inc. and Naomi Balcombe incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.12
Transition Agreement, entered into as of August 3, 2005, by and between Naturade, Inc., Symco, Inc. and Symbiotics, Inc. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2005.

10.13
Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and Douglas Wyatt incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.14
Independent Contractor Proprietary Information and Inventions Agreement, dated August 3, 2005, by and between Naturade, Inc. and David Brown and Symbiotics, Inc. incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 9, 2005,

10.15
Agreement, dated May 31, 2006, by and among Quincy Investments Corp., Naturade, Inc., Symbiotics, Inc. and Symco, Incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2006

10.16
Amended and Restated Promissory Note, dated May 31, 2006, by and among Quincy Investments Corp., Naturade, Inc., Symbiotics, Inc. and Symco, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2006

10.17
Agreement dated August 10, 2006, by and among Redux Holdings, Inc. and Quincy Investments Corp. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2006

10.18
Services Agreement between One World Science, Inc. , a wholly owned subsidiary of Redux Holdings, Inc. and the Company dated August 16, 2006, requiring One World Science, Inc. to provide services to the Company, including, but not limited to, Manufacturing and Packing Coordination Services; Warehouse, Inventory Management and Distribution Services; Advertising Services; Customer Support Services; Sales Services; and Management, Financial and Legal Services, incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed on April 11, 2008.

Exhibit Number	Document
10.19
Letter Agreement Dated November 16, 2006 between Laurus Master Fund, LLC and Redux Holdings, Inc. to waive Default and Fees owed by the Company and for Redux Holding, Inc to acquire all of Laurus Master Fund, LLC’s Company Common Stock and Warrants for shares of Redux Holdings, Inc. Common Stock, incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on April 11, 2008.

10.20
Security Agreement between Laurus Master Fund, LTD. and Naturade, Inc. dated November 6, 2007, incorporated by reference to Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2007.

10.21
Secured Revolving Note Agreement dated November 6, 2007 by and between Laurus Master Fund, LTD. and Naturade, Inc. incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2007

10.22
Secured Term Note dated November 6, 2007 by and between Laurus Master Fund, LTD. and Naturade, Inc., incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2007

10.23
Grant of Security Interest in Patents and Trademarks by Naturade, Inc. to Laurus Master Fund, Inc. dated November 6, 2007, incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2007

10.24
Lockbox Agreement by and between Naturade, Inc. and Laurus Master Fund, LTD. dated November
6, 2007, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2007

10.25
Global Settlement Agreement Dated February 14, 2007 between the Company, Redux Holdings, Inc., the Official Committee of Unsecured Creditors appointed in the Creditors Chapter 11 Case, Health Holdings & Botanicals, LLC and Doyle & Boissiere LLC settling claims of secured and unsecured creditors in the Company’s Chapter 11 Bankruptcy, incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed on April 11, 2008.

10.26
Stipulation between Debtor and Window Rock Enterprises, Inc. Re Resolution of Objections to Confirmation of Debtors Fourth Amended Chapter 11 Plan of Reorganization and Order thereon Dated February 28, 2007 resolving all disputed claims between the Company and Window Rock Enterprises, Inc. , incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed on April 11, 2008.

10.27
Signature page for Stipulation of Debtor and Window Rock Enterprises set forth in Exhibit 10.26,incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed on April 11, 2008.

10.28
Assignment of Claim Agreement, Dated February 28, 2006 by Ageless Foundation, Inc. and Naomi Balcombe, to Redux Holdings, Inc.incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K filed on April 11, 2008.

10.29
Memorandum of Understanding signed by Naturade, Inc. and Redux Holdings, Inc. on March 19, 2008, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 20, 2008.

**10.30	Sublease between the Company and First American Default Management Solutions, LLC dated March 21, 2007.

14.1	Code of Financial Ethics incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

Exhibit Number	Document
14.2	Charter of Audit Committee adopted by the Company Board of Directors on March 23, 2007, Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K filed on April 11, 2008..

14.3
Charter of Compensation and Governance Committee adopted by the Company Board of Directors on March 23, 2007,incorporated by reference to Exhibit 14.3 to the Company’s Annual Report on Form 10-K filed on April 11, 2008.

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

____________
* Management contracts or compensatory plan or arrangement.
** Filed herewith.