Form 10-K/A
period 2007-12-31
NATURADE INC
filed 2008-04-30
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑No

As of June 30, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of Common Stock held by non-affiliates was $237,654 based on the average of the bid and asked price on that date.

As of April 9, 2008, 194,908,121 shares of the registrant’s common stock were outstanding, including 3,372,345 shares subject to Stop Orders.

Explanatory Note

We are filing this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission (SEC) on April 15, 2008, to amend the following typographical errors:

(i)	We revised the date of Haskell & White LLP’s Report of Independent Registered Accounting Firm from April 14, 2008, to April 15, 2008, as presented on page F-1 of our Annual Report on Form 10-K;
(ii)	We revised certain dates contained on pages 35 and 38 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations from November 9, 2009 to November 9, 2008;
(iii)	We revised certain numerical references in Part III, Item 11 Executive Compensation, and
(iv)	We revised the address of our principal executive offices, as presented above.

Other than the changes referred to above, all other information included in the above described Form 10-K remains unchanged.  This amendment does not reflect events occurring after the initial filing of such Form 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below.

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

The Company’s Plan of Reorganization, as modified (the “Plan”) was heard in Bankruptcy Court on October 30, 2007 and approved by the Bankruptcy Court, Santa Ana Division (Case No. SA 06-11493 RK). The Plan received support from the Company’s creditors and shareholders as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee. On November 8, 2007, Redux, the Company’s controlling shareholder, invested $1.2 million in Naturade, as required by the Plan and on November 9, 2007, the Plan became effective. A copy of the Plan is posted at www.naturade.com , under Investor Relations.

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

For 2007, health food channel net sales decreased $3,489,478, or 57.2%, to $2,613,039 from $6,102,517 for 2006. The sales decrease is due principally to sourcing problems related to the Company’s Chapter 11 Bankruptcy filing. In late 2007, the Company has secured reliable product sourcing and is increasing its fill rates in this channel with a goal to increase revenues in 2008 .

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

Pursuant to the Plan, the Company agreed to pay the administrative creditors an additional $300,000 in $100,000 installments prior to December 31 of 2009, 2010 and 2011. The Company also agreed to pay Health Holdings and Botanicals, LLC (“Health Holdings”) $1,361,000 at November 9, 2012, but Health Holdings has the right to convert the obligation into Redux Common Stock. The Company also agreed to pay the unsecured creditors 5% of their allowed claims on November 9, 2008, 5% on November 9, 2009, 10% on November 9, 2010 and 10% on November 9, 2011. Total allowed claims as of April 11, 2008 total approximately $1.3 million. Certain obligations of the Company under the Plan were guaranteed by Redux, and in some cases security was posted. See the Plan, posted at www.naturade.com , Investor Relations. A description of the obligations to the principal secured lender, Laurus, are described immediately above.

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

The Company used cash of $1,336,761 from operating and reorganization activities in the year ended December 31, 2007, compared to a source of cash of $648,148 from operating activities for the year ended December 31, 2006. This decrease in cash provided by operating activities is primarily due to operating losses before reorganization items of $3,206,247and an increase in inventories of $795,420, partially offset by a decrease in receivables of $132,676 and an increase in accounts payable and accrued expenses of $1,331,128 .

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

Pursuant to the Plan, the Company agreed to pay the administrative creditors an additional $300,000 in $100,000 installments prior to December 31 of 2009, 2010 and 2011. The Company also agreed to pay Health Holdings and Botanicals, LLC (“Health Holdings”) $1,361,000 at November 9, 2012, but HHB has the right to convert the obligation into Redux Common Stock. The Company also agreed to pay the unsecured creditors 5% of their allowed claims on November 9, 2008, 5% on November 9, 2009, 10% on November 9, 2010 and 10% on November 9, 2011. Total allowed claims as of April 11, 2008 total approximately $1.3 million Certain obligations of the Company under the Plan were guaranteed by Redux, and in some cases security was posted. See the Plan, posted at www.naturade.com , Investor Relations.

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

Revenue Recognition . Naturade recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. To satisfy the criteria, Naturade: (1) inputs orders based upon receipt of a customer purchase order; (2) records revenue upon shipment of goods when risk of loss and title transfer under the Company’s arrangements with customers or otherwise complying with the terms of the purchase order; (3) confirms pricing through the customer purchase order and; (4) validates creditworthiness through past payment history, credit agency reports and other financial data. Other than through warranty rights, the Company’s customers do not have explicit or implicit rights of return. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, such as a determination that an outstanding account receivable has become uncollectible, revenue recognized for any reporting period could be adversely affected.

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

For the 12 months ended December 31, 2007 and 2006 slotting costs was a credit of $4,159, or 0.06% of gross sales and an expense of $198,590, or 1.7% of gross sales, respectively.

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

Accounts Receivable and Allowances for Uncollectible Accounts . Accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Accounts receivable is stated net of applicable reserves for returns and allowances, promotional allowances and doubtful accounts. The Company regularly reviews and monitors individual account receivable balances to determine if the reserve amounts are appropriate and provides for an allowance for uncollectible accounts by considering historical customer buying patterns, invoice aging, specific promotions and seasonal factors.

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

Impairment of Long-Lived Assets – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “ Accounting for the Impairment or  Disposal of Long-Lived Assets ,” the Company assesses the recoverability of its long-lived assets upon the occurrence of a triggering event by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. If long-lived assets become impaired, the Company recognizes an impairment loss measured as the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

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

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.. The fair value option: ( a ) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; ( b ) is irrevocable (unless a new election date occurs); and ( c ) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and was effective for The Company on the Effective Date.

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

PART III

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

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (6)	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Richard L. Munro, Chief Executive Officer (1)	2007	$182,336	$0	$0	$0	$0	$0	$15,385	$197,721

Adam Michelin , Chief Executive (2)	2007	$23,077	$0	$0	$0	$0	$0	$0	$23,077

Richard Robinette, Chief Operating Officer (3)	2007	$19,320	$0	$0	$0	$0	$0	$0	$19,320

Milos Sarcev, Chief Science Officer (4)	2007	$0	$0	$0	$0	$0	$0	$0	$0

Dee S. Kelly, Former Chief Financial Officer (5)	2007	$19,000	$0	$0	$0	$0	$0	$0	$19,000

(1)	Mr. Munro resigned as Chief Executive Officer November 9, 2007.

(2)	Mr. Michelin became Chief Executive Officer on November 14, 2007.

(3)	Mr. Robinette became Chief Operating Officer on November 14, 2007.

(4)	Mr. Sarcev became Chief Science Officer on November 14, 2007.

(5)	Ms. Kelly served as Chief Financial Officer from January 3, 2007 to April 15, 2007.

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

Compensation of Directors

On December 16, 2005 the Board approved a compensation plan for non-management directors whereby, all non-management directors, except Mr. Pocklington, received directors fees of a quarterly cash retainer of $3,125 plus an option to purchase Common Stock of the Company with the number of shares calculated by dividing $9,375 by the average of the closing price of the Company’s Common Stock for each of the last five trading days preceding the first Board meeting during the quarter. The exercise price of the option will be the average of the closing price of the Company’s Common Stock for each of the last five trading days preceding the first Board meeting during the quarter. Such options shall (i) have a seven year term and (ii) be immediately exercisable in whole or part. This plan was in effective until March 23, 2007. During 2007, t he option award was not granted and the Board will reconsider whether it will grant a catch up award when a new equity incentive plan is in place in the future.

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

(2)
On November 7, 2007, the Board made a special award of restricted stock to Messrs. Munro and Scott and Ms. Muller. A special committee of the Board of Directors was formed on August 15, 2007, consisting of Mr. Scott and former directors, Richard Munro and Karen Muller, who served as Chairman. This Committee evaluated the offers to purchase the Company and/or provide financing, so that the Company could emerge from bankruptcy. The Committee met nine times and presented its findings to the full Board on October 8, 2007. The Special Committee then disbanded . The Special Committee was not paid any cash compensation for its many meetings and extremely long hours which typically extended beyond normal business hours on a sustained basis. Instead, each member was awarded 1 million shares of restricted stock (or at their option, 1 million warrants exercisable at 2 cents) by the Board of Directors for their services. Each of the three Directors thereafter opted for restricted stock, which on the date of the award was trading at a market price of 2 cents.

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

NATURADE, INC.

Date: April 30, 2008	/s/ Adam M. Michelin
Adam M. Michelin,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ Adam M. Michelin	Director ,Chief Executive Officer and Chairman of the Board	April 30, 2008
Adam Michelin	(Principal Executive Officer)

/s/ Adam M. Michelin	Chief Financial Officer	April 30, 2008
Adam Michelin	(Principal Accounting Officer)

/s/ Stephen L. Scott	Director	April 30, 2008
Stephen L. Scott	(Chairman of the Audit Committee)

/s/ Gary C. Cannon	Director and Secretary	April 30, 2008
Gary C. Cannon

63

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

/s/Haskell & White LLP

Irvine, California
April 15, 2008

F-1

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