Form 10-Q
period 2008-03-31
NATURADE INC
filed 2008-05-15
CIK 797167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 15, 2008, 194,908,121 shares of the registrant’s Common Stock were issued and outstanding.

FORM 10-Q

QUARTERLY REPORT
Quarter Ended March 31, 2008

Part I. Financial Information
Item 1. Financial Statements

NATURADE, INC.
Condensed Balance Sheets
As of March 31, 2008 (Unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,477	$274,733
Accounts receivable, net	730,192	740,046
Inventories, net	869,337	1,054,401
Prepaid expenses and other current assets	75,754	37,228
Total current assets	1,707,760	2,106,408
Property and equipment, net	3,968	4,350
Goodwill	1,693,830	1,693,830
Customer lists and trademarks, net	6,575,330	6,781,510
Deferred financing fees, net	82,851	171,542
Other assets	14,898	50,197
Total assets	$10,078,637	$10,807,837

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,852,604	$1,542,824
Accrued expenses	161,396	181,389
Revolving credit, net of debt discount of $338,426 at March 31, 2008, and $446,943, at December 31, 2007	537,875	702,504
Note payable related party	360,125	250,000
Current portion of long term debt, net of debt discount of $1,249,574 at March 31, 2008, and $1,362,781, at December 31, 2007	199,133	4,946
Total current liabilities	3,111,133	2,681,663
Long-term debt, less current maturities, net of debt discount of $1,096,864 at March 31, 2008 and $1,377,461, at December 31, 2007	2,717,429	2,674,805
Total liabilities	5,828,562	5,356,468

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY (DEFICIT):
Common stock, par value $0.0001 per share; authorized 250,000,000 shares at March 31, 2008 and December 31, 2007; issued/issuable and outstanding, 194,908,121 shares at March 31, 2008 and December 31, 2007	19,491	19,491
Additional paid in capital	6,033,575	6,033,575
Accumulated deficit	(1,802,991)	(601,697)
Total stockholder’s equity (deficit)	4,250,075	5,451,369)
Total liabilities and stockholder’s equity (deficit)	$10,078,637	$10,807,837

See accompanying notes to condensed financial statements.

NATURADE, INC.
Condensed Statements of Operations for the Three Months
Ended March 31, 2008, and March 31, 2007 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	Successor Company	Predecessor Company
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)

Net sales	$2,021,636	$1,397,890
Cost of sales	1,340,723	897,575

Gross profit	680,913	500,315

Costs and expenses:
Selling, general and administrative expenses	962,160	1,414,403
Depreciation	382	4,711
Amortization	206,180	81,989
Total operating costs and expenses	1,168,722	1,501,103
Operating loss	(487,809)	(1,000,788)
Other income(expense):
Other expense	—	1,455
Reorganization income	—	2,172,645
Interest expense:
Interest expense	(122,475)	(64,664)
Amortization of deferred financing fees and debt discounts	(591,010)	(214,895)
Total other income (expense)	(713,485)	1,894,540

(Loss) income before provision for income taxes	(1,201,294)	893,752
Provision for income taxes	—	—
Net income (loss)	$(1,201,294)	$893,752

Less:
Deemed Dividend-Series C	$—	$(690,000)

Net (Loss) Income Attributable to Common Shareholders	$(1,201,294)	$203,752

Earnings (loss) per share- basic	$(0.01)	$0.01
Earnings (loss) per share-diluted	$(0.01)	$0.00

Weighted Average Number of Shares used in Computation of
Earnings ( loss) per share- basic	194,908,121	43,332,733
Earnings ( loss) per share -diluted	194,908,121	51,816,253

See accompanying notes to condensed financial statements

Naturade, Inc.
Condensed Statements of Cash Flows for the Three Months
Ended March 31, 2008 and March 31, 2007 (unaudited)

	Three months	Three months
	Ended	Ended
	Successor Company	Predecessor Company
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,201,294)	$893,752
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
Depreciation and amortization	206,562	86,700
Amortization of loan discounts and deferred financing fees	591,010	214,895
Changes in operating assets and liabilities:
Accounts receivable	9,854	348,461
Inventories	185,064	6,337
Prepaid expenses and other current assets	(38,526)	(79,624)
Other assets	35,299	(9,934)
Liabilities subject to compromise	-0-	(2,598,310)
Accounts payable and accrued liabilities	289,786	998,233
Net cash provided by (used in) operating activities	77,775	(139,490)

Cash flows from investing activities:
Net cash used in investing activities	-0-	-0-

Cash flows from financing activities:
Repayments under the revolving credit line	(164,629)	(309,702)
Borrowings on note payable to related parties	110,125	-0-
Deferred financing fees	-0-	396,071
Repayments under term loan	(265,507)	-0-
Net cash (used in) provided by financing activities	(320,011)	86,369
Net decrease in cash and cash equivalents	(242,256)	(53,121)
Cash and cash equivalents, beginning of period	274,733	80,713
Cash and cash equivalents, end of period	$32,477	$27,592

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$79,742	$64,664
Income taxes	$-0-	$-0-

Non-cash financing transactions:
Deemed dividend-Series C	$-0-	$690,000

See accompanying notes to condensed financial statements.

NATURADE, INC.
Notes to Condensed Financial Statements
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying condensed balance sheet at March 31, 2008, and the condensed statements of operations and cash flows for the periods ended March 31, 2008 and 2007 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements for the period ended March 31, 2007, do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2007 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 15, 2008, and subsequently amended on April 30, 2008.

Voluntary Reorganization under Chapter 11

On August 31, 2006 (the “Petition Date”), Naturade, the “Debtor”, filed a voluntary petition to reorganize its business under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). On October 30, 2007, the Bankruptcy Court confirmed the Debtor’s Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtor emerged from bankruptcy protection on November 9, 2007 (the “Effective Date”). On the Effective Date, Naturade implemented fresh-start reporting.

The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims and secured claims and the distribution of Redux Holdings, Inc. (majority owner) (“Redux”) equity to the Debtor’s creditors in satisfaction of allowed unsecured and deemed claims. The Plan received support from the Company’s creditors and shareholders as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee.

The confirmed plan provided for the following:

Allowed Secured Claims

On the Effective Date, all accrued interest, calculated at the non-default rate, fees, costs and charges owed under the terms of the Company’s Revolving Note Payable to Laurus Master Fund, Ltd (“Laurus”),, was added to the principal balance of the Revolving Note, and, on the Effective Date, the Company delivered to Laurus an amended and restated promissory note evidencing such loan amount (“Post-Confirmation Revolving Note”). The Post-Confirmation Revolving Note incorporated the provisions of the original Revolving Note Payable (see Note 3—Financing Agreement). The Post-Confirmation Revolving Note matures on January 1, 2010.

On the Effective Date, all accrued interest, calculated at the non-default rate, fees, costs and charges owed under the terms of the Company’s Term Note Payable to Laurus, was added to the principal balance of the Term Note, and, on the Effective Date, the Company shall deliver to Laurus an amended and restated promissory note (“Post-Confirmation Term Note”). The Post-Confirmation Term Note incorporated the provisions of the original term note (see Note 3—Financing Agreement). The Post-Confirmation Term Note matures on January 1, 2010.

In connection with the amended notes payable to Laurus, Laurus received 574,787 shares of Redux common stock (95% shareholder of the Company) and warrants to purchase an additional 700,000 shares of Redux common stock at $0.01 per share. The fair values of such amounts were recorded as debt discounts and are amortized over the expected term of the obligation (See Note 3—Financing Agreement).

On the Effective Date, in full satisfaction and discharge of an allowed secured claim, the Company issued a $1,361,000 note payable to a secured creditor. The note bears interest at a rate of 10% per annum. The note is payable as follows:

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

•
The note is convertible into shares of Redux common stock. The conversion rate is based upon 70% of the trailing six-month average trading price of Redux common stock. The note can be converted as follows: (i) in the first year following the Effective Date, three times the outstanding balance of the note (including any unpaid interest and chargeable costs); (ii) in the second year following the Effective Date, two times the outstanding note balance (including any unpaid interest and chargeable costs); and (iii) at anytime thereafter until the note is fully paid and satisfied, dollar-for-dollar based upon the outstanding balance of the note (including any unpaid interest and chargeable costs). The fair value of the beneficial conversion feature was recorded as a debt discount and is amortized over the life of the Note (see Note 3—Financing Agreement).

On the Effective Date, the Company delivered two notes to secured creditors in the aggregate amount of $237,226 in full settlement and discharge of their secured claims totaling $237,226. The notes bear interest at a rate of 10% per annum. The notes are payable as follows:

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

•
The notes are convertible into shares of Redux common stock. The conversion rate is based upon 70% of the trailing six-month average trading price of Redux common stock. The notes can be converted as follows: (i) in the first year following the Effective Date, three times the outstanding balance of the note (including any unpaid interest and chargeable costs); (ii) in the second year following the Effective Date, two times the outstanding note balance (including any unpaid interest and chargeable costs); and (iii) at anytime thereafter until the note is fully paid and satisfied, dollar-for-dollar based upon the outstanding balance of the note (including any unpaid interest and chargeable costs). The fair value of the beneficial conversion feature was recorded as a debt discount and is amortized over the life of the Note (see Note 3—Financing Agreement).

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

Fresh-Start Reporting

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

Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh - start reporting, the Company’s asset values are measured using fair value and are allocated in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The excess of reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities is recorded as goodwill. In addition, fresh - start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

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

As of December 31, 2007, the accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2008, the Company has an accumulated deficit of $1,802,991, a net working capital deficit of $1,403,373, stockholders’ capital of $4,250,075 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)

Raw Materials	$40,772	$63,875
Finished Goods	880,054	1,042,014
Subtotal	920,826	1,105,889
Less: Reserve for Excess and Obsolete Inventories	(51,489)	(51,489)
	$869,337	$1,054,401

3.  FINANCING AGREEMENT

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

Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility had a term of three years ending on July 26, 2008. As part of the Chapter 11 restructuring (See Note 1), Laurus agreed to extend the period for the repayment for the Term Loan to be repaid in equal monthly installments beginning the first day of the first full month following the Effective Date of the Plan through and including January 2010. The financing facility carries an interest rate of prime plus 2% per annum (7.25% at March 31, 2008), subject to certain reductions based upon growth of the Company’s stock price.

The Company is subject to certain reporting covenants (such as the timely filing of financial reports with the Securities and Exchange Commission, monthly financial reporting deadlines and collateral reporting), is required to obtain Laurus’ approval of certain actions (such as incurring additional indebtedness, making any distribution on or repurchasing any common stock or merging with or purchasing any assets of stock of any person) and has granted Laurus a right of first refusal with respect to certain future financings. Management believes the Company is in compliance with all covenants at March 31, 2008.

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

At March 31, 2008, $876,301 was outstanding under the revolving facility; $1,281,965 was outstanding under the term loan and $638,023 was outstanding under the Revolver Over Advance. The loans are secured by all of the assets of the Company. The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy, and a former director of the Company.

Loan Agreements – On April 14, 2003, the Company entered into a Loan Agreement (the “2003 Loan Agreement”) with Health Holdings and certain other lenders (the “2003 Lender Group”), pursuant to which the 2003 Lender Group agreed to lend the Company $450,000 and, subject to the discretion of the 2003 Lender Group, up to an additional $300,000. All advances under the 2003 Loan Agreement bore interest at the rate of 15% per annum, were secured by substantially all of the assets of the Company, and were subordinated to the Company’s indebtedness to Laurus. In consideration of the extension of credit under the 2003 Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2003 under the Credit Agreement.

On April 14, 2004, the terms of the 2003 Loan Agreement were modified by the Joinder of Bill D. Stewart, the then Chief Executive Officer of the Company, as a member of the 2003 Lender Group, subject to all of the terms and conditions of the 2003 Loan Agreement, and the 2003 Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the 2003 Lender Group advanced the Company an additional $100,000. On August 16, 2004, advances allowed under the 2003 Loan Agreement were increased to a total of $950,000 and the 2003 Lender Group advanced an additional $200,000 to the Company. In July 2005, advances allowed under the 2003 Loan Agreement were increased to a total of $1,250,000 and the 2003 Lender Group advanced an additional $300,000 to the Company. There are no additional amounts available to advance under the 2003 Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the 2003 Loan Agreement were modified to extend the due date to December 31, 2005. On July 22, 2005, pursuant to the acquisitions of Ageless and Symco, the terms of the 2003 Loan Agreement were again modified to extend the due date to December 31, 2006. On August 31, 2006 these loans became claims pursuant to the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2007, there is $1,250,000 outstanding under the 2003 Loan Agreement of which $1,075,000 is treated as fully secured and is included in Long Term Debt. Interest on the $1,075,000 of 10%   began to accrue on the Effective Date of the Company’s Chapter 11 filing, to be paid monthly with monthly principal payments to begin two years from the Effective Date. The remaining $175,000 is included in amounts due unsecured creditors.

In April 2006, the Company’s then principal shareholder, Quincy, loaned the Company $350,000. This loan is payable on demand and does not carry a stated interest charge. At March 31, 2008, $350,000 was outstanding on this unsecured loan and is accordingly included in amounts due unsecured creditors. There is no written agreement for this loan between Quincy and the Company.

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

Notes to Professionals – Note payable to professionals engaged in Chapter 11 filing totaling $300,000 on the Effective Date with interest accruing at 10% annually compounded monthly. Payments of $100,000 each are due in December 2008 and 2009 with a final payment of $178,147 in December 2010. This note is guaranteed by Redux. The Company is also contingently liable to the professionals in the event that the Company achieves defined sales targets or completes an equity raise.

Laurus Expenses – Laurus incurred $29,678 in legal expenses during the Bankruptcy proceeding. Naturade and Laurus agreed to fold that amount into the Term Loan; hence, the term loan increased by that amount.

Tax Notes – Notes payable to taxing authorities on the Effective Date of $7,247 payable in 20 quarterly principal payments of $362, beginning January, 2008, plus accrued interest of 6% annually.

Class 8 unsecured claims – Unsecured creditor claims at the Effective Date of $1,675,504 with a present value of $1,269,130, payable in annual installments of $279,251 on November 6, 2008, $279,251 on November 6, 2009, $558,501 on November 6, 2010 and $558,501 on November 6, 2011.

4. STOCK OPTIONS AND WARRANTS

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

There are no stock options outstanding at December 31, 2007, or March 31, 2008.

No options were granted for the year ended December 31, 2007, or the three months ended March 31, 2008.

Warrants – In consideration for entering into the Financing Agreement described in Note 3, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitled the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitled the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2005 through July 26, 2010. Redux acquired the Laurus Option and the Laurus Warrant on December 1, 2006.

On July 26, 2005, the Company issued to Liberty a warrant to purchase up to 3,647,743 shares of the Company’s common stock at a purchase price of $0.08 per share for introducing the Company to Laurus. Redux acquired Liberty’s warrant on November 16, 2006.

As of the Effective Date, all outstanding warrants were cancelled.

There are no warrants outstanding at December 31, 2007, or March 31, 2008.

5. SEGMENT REPORTING

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

Operating segment data for the three month periods ended March 31, 2008 and 2007 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended March 31, 2008 (Successor Company)
Sales	$1,026,725	$994,911	$2,021,636
Cost of sales	641,569	699,154	1,340,723
Gross profit	$385,156	$295,757	$680,913
Three months ended March 31, 2007 (Predecessor Company)
Sales	$886,344	$511,546	$1,397,890
Cost of sales	569,154	328,421	897,575
Gross profit	$317,190	$183,125	500,315

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three month periods ended March 31, 2008 and 2007 was as follows:

	United States	International	Total
Three months ended March 31, 2008 (Successor Company)
Sales	$1,912,476	$109,160	$2,021,636
Cost of sales	1,290,873	49,850	1,340,723
Gross profit	$621,603	$59,310	$680,913
Three months ended March 31, 2007 (Predecessor Company)
Sales	$1,243,493	$154,397	$1,397,890
Cost of sales	798,438	99,137	897,575
Gross profit	$445,055	$55,260	$500,315

During the three months ended March 31, 2008 and 2007, the Company had sales to three customers whose purchases exceed 10% of the Company’s total net sales as shown in the table below.

	Major Customer Table
	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end
Three Months ended March 31, 2008 (Successor Company)	$653,809	$393,491	$351,518	$62,075	$153,413	$74,580
Three Months ended March 31, 2007 (Predecessor Company)	$248,972	$145,787	$217,754	$150,230	$90,250	$36,200

6. GUARANTEES

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

Pursuant to its bylaws, the Company has agreed to indemnify the current officers and directors of the Company for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2007 and March 31, 2008.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007 and March 31, 2008.

7. LEGAL PROCEEDINGS

While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company’s results of operations or financial condition.

a) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp .: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 ( Orange County Superior Court, State of California, Case No.: 07CC02752) ,   The lawsuit was filed on February 9, 2007. Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC, entered into a Global Settlement Agreement with Naturade in connection with the then pending Chapter 11 proceedings by which the parties compromised and agreed to terms relating to certain claims these defendants have against Naturade in the Chapter 11 proceedings. In exchange for these compromises and terms, Naturade agreed to dismiss Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC as well as defendants Lionel P. Boissiere and William B. Doyle from the litigation pending in Orange County Superior Court.

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

The Company has fully accrued the amounts claimed in these suits as of December 31, 2007 and March 31, 2008.

8. SUBSEQUENT EVENT

On April 30, 2008, Health Holdings entered into an agreement with Redux, the principal shareholder of the Company, to assign its Note with the Company to Redux Holdings for shares of Redux common stock. The agreed price is equal to 4,363,983 shares of Redux common stock. As a result of this agreement, the Company’s note payable to Health Holdings in the amount of $1,361,000 has been assigned to Redux, and the Redux guarantee to Health Holdings of the Company's Note has been retired.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains “forward-looking statements.” Although the Company  believes that the expectations reflected in such forward-looking statements are  reasonable, such statements are inherently subject to risk and the Company can  give no assurances that such expectations will prove to be correct. Such  forward-looking statements involve risks and uncertainties, and actual results  could differ from those described herein. Future results may be subject to  numerous factors many of which are beyond the Company’s control. Such risk  factors include, without limitation, the risks set forth below under “Risk  Factors.” The Company undertakes no obligation to publicly release the result  of any revisions to these forward-looking statements that may be made to  reflect events or circumstances after the date hereof or to reflect the  occurrence of unexpected events.

All comparisons below are for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007.

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

The Company’s products are sold to the mass market and the health food market in the United States, Canada and selected international markets. The mass market consists of supermarkets, mass merchandisers, club stores and drug stores. The health food market consists of natural food supermarkets and over 5,000 independent health food stores.

The Company’s independent registered public accounting firm issued a going concern opinion on the Company’s December 31, 2007 financial statements by including an explanatory paragraph in which they expressed substantial doubt about its ability to continue as a going concern.

The Company was incorporated in 1986 under the laws of the state of Delaware. The Company’s principal executive offices are located at 2099 S. State College Blvd., Suite 210, Anaheim, CA 92806, and its telephone number is (714) 860-7600. The Company’s website is located at www.naturade.com .

Recent Developments

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

In addition to the $1.2 million cash infusion by Redux, of which $700,000 was paid to the administrative creditors, and most of the balance was allocated to the Company’s future working capital needs, the Plan included a comprehensive debt restructuring. The Plan also features an equity allocation in Redux and allows for the retention of an equity interest by existing shareholders in the Company. All Company Series C Preferred shares, along with its voting and control rights, all options, all warrants, and all registration rights, have been cancelled as required under the Plan. The Company issued to Redux enough shares of common stock to give Redux 95% equity and voting interest in the Company, with all remaining shareholders holding a total 5% equity interest in the Company. Pursuant to the U. S. Bankruptcy Code, and the Plan, the new common shares being issued to Redux will be exempt from the registration requirements of the securities laws. The common shares currently issued will retain their registered status.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which assume that assets will be realized and liabilities are discharged in the normal course of business. As a result of the Chapter 11 Bankruptcy (see Note 1 to the Unaudited Condensed Financial Statements) such realization of assets and liquidation of liabilities was subject to uncertainty. For financial reporting purposes, those unsecured liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 Bankruptcy had been segregated and classified as liabilities subject to compromise in the December 31, 2006 balance sheet.

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

Voluntary Reorganization under Chapter 11

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

The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims and secured claims and the distribution of Redux Holdings, Inc. (majority owner) (“Redux”) equity to the Debtor’s creditors in satisfaction of allowed unsecured and deemed claims. The Plan received support from the Company’s creditors and shareholders as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee.

The confirmed plan provided for the following:

Allowed Secured Claims

On the Effective Date, all accrued interest, calculated at the non-default rate, fees, costs and charges owed under the terms of the Company’s Revolving Note Payable to Laurus Master Fund, Ltd (“Laurus”),, was added to the principal balance of the Revolving Note, and, on the Effective Date, the Company delivered to Laurus an amended and restated promissory note evidencing such loan amount (“Post-Confirmation Revolving Note”). The Post-Confirmation Revolving Note incorporated the provisions of the original Revolving Note Payable (see Note 3—Financing Agreement). The Post-Confirmation Revolving Note matures on January 1, 2010.

On the Effective Date, all accrued interest, calculated at the non-default rate, fees, costs and charges owed under the terms of the Company’s Term Note Payable to Laurus, was added to the principal balance of the Term Note, and, on the Effective Date, the Company shall deliver to Laurus an amended and restated promissory note (“Post-Confirmation Term Note”). The Post-Confirmation Term Note incorporated the provisions of the original term note (see Note 3—Financing Agreement). The Post-Confirmation Term Note matures on January 1, 2010.

In connection with the amended notes payable to Laurus, Laurus received 574,787 shares of Redux common stock (95% shareholder of the Company) and warrants to purchase an additional 700,000 shares of Redux common stock at $0.01 per share. The fair values of such amounts were recorded as debt discounts and are amortized over the expected term of the obligation (See Note 3—Financing Agreement).

On the Effective Date, in full satisfaction and discharge of an allowed secured claim, the Company issued a $1,361,000 note payable to a secured creditor. The note bears interest at a rate of 10% per annum. The note is payable as follows:

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

•
The note is convertible into shares of Redux common stock. The conversion rate is based upon 70% of the trailing six-month average trading price of Redux common stock. The note can be converted as follows: (i) in the first year following the Effective Date, three times the outstanding balance of the note (including any unpaid interest and chargeable costs); (ii) in the second year following the Effective Date, two times the outstanding note balance (including any unpaid interest and chargeable costs); and (iii) at anytime thereafter until the note is fully paid and satisfied, dollar-for-dollar based upon the outstanding balance of the note (including any unpaid interest and chargeable costs). The fair market value of the beneficial conversion feature was recorded as a debt document and is amortized over the life of the Note (see Note 3—Financing Agreement).

On the Effective Date, the Company delivered two notes to secured creditors in the aggregate amount of $237,226 in full settlement and discharge of their secured claims totaling $237,226. The notes bear interest at a rate of 10% per annum. The notes are payable as follows:

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

•
The notes are convertible into shares of Redux common stock. The conversion rate is based upon 70% of the trailing six-month average trading price of Redux common stock. The notes can be converted as follows: (i) in the first year following the Effective Date, three times the outstanding balance of the note (including any unpaid interest and chargeable costs); (ii) in the second year following the Effective Date, two times the outstanding note balance (including any unpaid interest and chargeable costs); and (iii) at anytime thereafter until the note is fully paid and satisfied, dollar-for-dollar based upon the outstanding balance of the note (including any unpaid interest and chargeable costs). The fair value of the beneficial conversion feature was recorded as a debt document and is amortized over the life of the Note (see Note 3—Financing Agreement).

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

Fresh-Start Reporting

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

Fresh - start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh - start reporting, the Company’s asset values are measured using fair value and are allocated in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The excess of reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities is recorded as goodwill. In addition, fresh - start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

The reorganization value of the Company was determined by management after considering various valuation methods and other factors, including (1) an analysis of the reorganized debt structure and Redux’s capital infusion; (ii) a comparison of the Company and its projected sales growth, competition and general economic conditions including discounted cash flow valuation methods. The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of management; accordingly, actual results could vary materially

On September 25, 2006, the Company's common stock was de-listed from the over-the-counter Bulletin Board. The Company regained its listing on the over-the-counter Bulletin Board on January 15, 2008, under the symbol NRDCQ.OB.

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

For the three months ended March 31, 2008 and 2007, there were no distributor and promotional allowances.

•	Damages and Returns

In the three months ended March 31, 2008, and 2007, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends. For the three months ended March 31, 2008 and 2007, damages and returns charged against revenues were $60,775, or 4.1% of gross sales, and $167,600, or 3.9% of gross sales, respectively. The increase as a percentage of sales is related principally to lower sales levels coupled with increased retailer returns related to the Company’s Chapter 11 filing.

The following is a summary of the unaudited damages and returns reserve:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Beginning balance	$20,518	$736,985
Provision for damages and returns	(26,771)	(57,892)
Actual damages and returns during the period	21,290	60,775
Ending balance	$15,037	$618,318

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

For the three months ended March 31, 2008, and 2007, cash discounts were $29,499 or 1.4% of gross sales, and $24,907 or 1.5% of gross sales, respectively.

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

For the three months ended March 31, 2008, and 2007, slotting costs were $146, and $9,771, or .6 % of gross sales, respectively.

•	Coupon and Rebate Redemption

Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates.

For the three months ended March 31, 2008 and 2007, there were no coupon and rebate costs.

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

Share-Based Payments—Accounting for stock options, warrants and conversion rights primarily follows the provisions of SFAS No. 123R, Share-Based Payment, as well as EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  SFAS 123R requires an entity to measure the cost of an award of equity instruments based on the grant-date fair value of the award.  In general, that cost will be recognized over the period during which the recipient is required to provide service in exchange for the award. We use the Black-Scholes option pricing model to measure the fair value of stock options and warrants. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security.

Results of Operations

The following table sets forth, for the periods indicated, the percentage which certain items in the statement of operations data bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Three Months Ended March 31,		Percentage Dollar Increase (Decrease) Three Months Ended March 31,
	2008 Successor Company	2007 Predecessor Company	2008 Successor Company	2007 Predecessor Company
Net sales	100%	100%	45%	(63)%
Gross profit	34%	36%	36%	(73)%
Selling, general and administrative expenses	48%	101%	(32)%	(31)%
Depreciation & amortization.	10%	6%	60%	(83)%
Operating loss	(24)%	(72)%	(51)%	124%
Interest expense	35%	20%	155%	(67)%
Net Income (loss) before provision for income taxes	(59)%	64%	(234)%	(169)%
Provision for income taxes	0%	0%	0%	0%
Net Income (loss)	(59)%	64%	(234)%	(169)%

Major trends that affected the Company’s results of operations in 2008

The major trends affecting the Company’s results of operations in the three months ended March 31, 2008 included the following:

•
The Company’s filing for protection and subsequent exit from Chapter 11 Bankruptcy has had a negative effect on the Company’s ability to purchase inventory for the three months ended March 31, 2008. The Company believes this trend is likely to continue until the Company can provide its vendors with a record of timely payments.

•
The Company’s lack of sufficient cash to maintain proper inventory levels has had a negative effect on the Company’s revenues for the three months ended March 31, 2008. The Company believes this trend is likely to continue unless the Company obtains sufficient capital to bring inventory levels back to historical levels.

Net Sales

Net sales for the three months ended March 31, 2008 of $2,021,636 increased $623,746 or 44.6% as compared to net sales of $1,397,890 for the three months ended March 31, 2007. The increase in net sales for this period is due principally to the Company’s exit from Chapter 11 protection under the US Bankruptcy Code and the subsequent increase in credit terms and reliability of service levels.

Mass Market Net Sales. For the three months ended March 31, 2008, mass market revenues increased $483,365 or 94% to $994,911 from $511,546 for the three months ended March 31, 2007. The increase in net sales during the period is related to the increased inventory levels resulting from the Company’s emergence from Chapter 11 allowing the Company to secure reliable sources of product. This allowed the Company to increase its fill rates in the mass channel and consequently, increase revenues.

Health Food Net Sales. For the three months ended March 31, 2008, health food channel net sales increased $140,381 or16%, to $1,026,725 from $886,344 for the three months ended March 31, 2007. the increased inventory levels resulting from the Company’s emergence from Chapter 11 allowing the Company to secure reliable sources of product. This allowed the Company to increase its fill rates and consequently, increase revenues.

Channels of Distribution. On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 49% for the health food channel and 51 % for mass market channel for the three months periods ended March 31, 2008 as compared to 63% for the health food channel and 37% for the mass market channel, respectively, for the same period in 2007. The change in sales by channel is principally related to the effects of the Chapter 11 filing during the 3 months ended March 31, 2007 as compared to the same period in 2008. The mass channel requires high levels of order fill rates which resulted in more market share loss in this channel as a result of the uncertainty of continued service levels due to product sourcing issues.

For the three months ended March 31, 2008, domestic net sales increased $668,983 or 54%, to $1,912,476 from $1,243,493 for the three months ended March 31, 2007. The increase in domestic net sales is principally due to sales increases in the mass channel. For the three months ended March 31, 2008, international sales decreased $45,237 or 29% to $109,160 from $154,397. International sales for the both periods decreased principally due to the emphasis placed on improving the domestic market upon the emergence from Chapter 11 protection in November 2007.

Gross Profit

Gross profit for the three months ended March 31, 2008 increased $180,598 or 36% to $680,913 as compared to $500,315 for the same period in 2007. The increase for the period is principally a result of increased revenues for the period. Gross profit, as a percentage of sales decreased from 36% to 34% of net sales in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007, due to lower margins related to increased sales in the mass channel which traditionally have lower margins.

Operating Costs and Expenses

Operating costs and expenses for the three months ended March 31, 2008 decreased $332,381 or 22% to $1,168,722, or 58% of net sales, from $1,501,103, or 107% of net sales, for the same period in 2007. Operating expenses decreased both in gross dollars and as a percent of sales as a result of the Company’s continuing efforts to reduce costs to be in line with current revenue levels subsequent to the Company’s exit from Chapter 11.

 Interest Expense

Interest expense for the three months ended March 31, 2008 increased $433,926 to $713,485 from $279,559 compared to the same period in 2007 principally due to an increase in the amortization of deferred financing fees and debt discounts of $376,115. The amortization is related to the recapitalization of the Company resulting from the Plan of reorganization effective November 2007. Deferred financing fees are amortized over the life of the related debt and debt discounts are amortizes over 36 months using the interest method. Total amortization of debt discounts and deferred financing fees totaled $591,010 for the three months ended March 31, 2008.

Net Loss

Net loss increased $2,095,047 to $1,201,294 for the three months ended March 31, 2008, as compared to a net income of $893,752, for the same period in 2007. In 2007, the Company had a one time gain of $2,172,645 related to the early extinguishment of debt.

Liquidity and Capital Resources

On August 31, 2006 (the “Petition Date”), the Company filed a voluntary petition for protection and reorganization (the “Chapter 11 Matter”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). Since the Petition Date until November 9, 2007, the Effective Date of the Company’s Reorganization Plan, the Company has conducted activities as a debtor-in-possession under the Bankruptcy Code.

The Company’s operating activities provided cash of $77,755 in the three ended March 31, 2008, compared to cash used of $139,490 from operating activities in the three months ended March 31, 2007. This increase in cash used from operating activities is primarily due to an increase in operating profits before interest expense related to debt discounts during the period.

Net cash provided by inventories was $185,064 for the three months ended March 31, 2008, compared with net cash used by inventories of $6,337 for the three months ended March 31, 2007. Increased shipments in the period combined with conservative buying patterns resulted in a reduction of inventory during the period.

Net cash provided by accounts receivable was $9,854 for the three month period ended March 31, 2008 compared to net cash used by accounts receivable of $348,461 for the same period of 2007, principally due increased sales during the three months ended March 31, 2008 versus the same period in 2007. General customer terms, receivable days outstanding and the Company’s collection policies have remained constant.

Net cash provided by accounts payable and accrued expenses was $289,786 for the three month period ended March 31, 2008 compared to net cash provided of $998,233 for the same period of 2007, principally due to an increase in accounts payable vendor days outstanding as a result of the Company’s cash position during the period.

The Company’s working capital deficit increased $828,118 from $575,255 at December 31, 2007, to $1,403,373 at March 31, 2008. This increase was largely due to a decrease in inventories of $185,064 related to increased sales during the period coupled with an increase in accounts payable of $309,780 and decrease in cash of $242,256 due to credit constraints on the Company partially offset by repayments of $164,629 on the revolving debt during the period.

The Company’s cash used in financing activities was $408,702 for the three months ended March 31, 2008, compared to cash provided by financing activities of $86,369 for the same period of 2007 principally due to repayments on the revolving credit line of $164,629 and long term debt of $354,198 in 2008 as compared to repayments of $309,702 on the credit line partially offset by additional deferred financing fess of $396,071 in 2007.

As of March 31, 2008, the Company was in compliance with all of the covenants of the Credit Agreement with Laurus.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2008, the Company had a working capital deficit, an accumulated deficit of $1,802,991, and stockholders’ capital of $4,250,075. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2007 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Impact of Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations at March 31, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Laurus Term Loan (a)	$1,312,411	$768,960	$543,451	$-0-	$-0-
Health Holdings Loan (a)	2,156,275	-0-	373,208	1,783,067	-0-
Redux Note(a)	360,125	360,125	-0-	-0-	-0-
Revolving Credit (a)	876,301	876,301	-0-	-0-	-0-
Laurus Pre Petition Revolver (a)	745,531	325,278	420,253	-0-	-0-
Wald Holdings Note (a)	151,687	-0-	26,254	125,433	-0-
Stewart Loan Agreement(a)	224,158	-0-	38,797	185,361	-0-
Notes Payable to Professionals (a)	378,147	100,000	278,147	-0-	-0-
Other Notes (a)	40,471	34,380	4,971	1,120	-0-
Operating leases	127,993	118,147	9,846	-0-	-0-
Unsecured Creditors	1,658,785	276,464	1,382,321	-0-	-0-
Total Contractual Cash Obligations	$8,031,884	$2,859,655	$3,077,248	$2,094,981	$-0-

(a) Includes interest.

New Accounting Pronouncements

FASB Statement No. 157, Fair Value Measurements, has been issued by the Financial Accounting Standards Board (“FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of Statement 157 were adopted by the Company on the Effective Date.

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

ITEM 3 . Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive/Principal Accounting Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of March 31, 2008, and that they do not allow for information required to be disclosed by the company in the reports that it files or submits under the Exchange Act to be recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective. Specifically, the Company material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on April 15, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive/Principal Accounting Officer as appropriate to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer/Principal Accounting Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events; and, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Pursuant to Rule 13a-15(d) or Rule 15d-15(d) of the Exchange Act, our management, with participation with the Company’s Chief Executive/Principal Accounting Officer, is responsible for evaluating any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), that occurred during each of our fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We continue to have the following material weaknesses in our internal control over financial reporting, as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on April 15, 2008..

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

In summary with respect to the control deficiencies in a) through d) above could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described in a) through d) above constitutes a material weakness.

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

Remediation of Material Weaknesses

As of December 31, 2007, and March 31, 2008, there were control deficiencies which constitutes material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we will seek the advice of outside consultants and internal resources to implement additional internal controls.

In addition, we are taking steps to unify the financial reporting process with adequate review and approval procedures. We are in the initial planning phase of creating and implementing new information technology policies and procedures relating to general controls over operations, security and change management.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007, and March 31, 2008. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources. If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

PART II. Other Information

ITEM 1. Legal Proceedings.

While any litigation contains an element of uncertainty, management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company’s results of operations or financial condition.

a) Naturade, Inc. v. Doyle & Boissiere, LLC; Health Holdings and Botanicals, LLC; Quincy Investments Corp .: Peter H. Pocklington: William B. Doyle, Jr.; Lionel P. Boissiere; and Does 1-70 ( Orange County Superior Court, State of California, Case No.: 07CC02752) ,   The lawsuit was filed on February 9, 2007. Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC, entered into a Global Settlement Agreement with Naturade in connection with the then pending Chapter 11 proceedings by which the parties compromised and agreed to terms relating to certain claims these defendants have against Naturade in the Chapter 11 proceedings. In exchange for these compromises and terms, Naturade agreed to dismiss Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC as well as defendants Lionel P. Boissiere and William B. Doyle from the litigation pending in Orange County Superior Court.

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

The Company has fully accrued the amounts claimed in these suits as of December 31, 2007, and March 31, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

ITEM 3. Defaults Upon Senior Equity Securities

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

NATURADE, INC.
(Registrant)

DATE: May 15, 2008	By	/s/ Adam Michelin
Adam Michelin
Chief Executive Officer

DATE: May 15, 2008	By	/s/ Adam Michelin
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Document

**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.
**	Filed herewith.