Form 10-Q
period 2008-06-30
NATURADE INC
filed 2008-08-19
CIK 797167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to __________.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

As of August 14, 2008, 194,908,121 shares of the registrant’s Common Stock were issued and outstanding.

FORM 10-Q

QUARTERLY REPORT
Quarter Ended June 30, 2008

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3
	Condensed Statements of Operations for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)	4
	Condensed Statements of Cash Flows for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

	SIGNATURES

	EXHIBITS AND CERTIFICATIONS

Contrary to the rules of the SEC and due to the lack of funding, the Company’s unaudited condensed June 30, 2008 financial statements included in this filing have not been reviewed by an independent registered public accounting firm in accordance with professional standards for conducting such reviews. The Company intends to obtain an SAS 100 review of such financial statements if and when necessary funds become available.

Part I. Financial Information
Item 1. Financial Statements

NATURADE, INC.
Condensed Balance Sheets
As of June 30, 2008 (Unaudited) and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,633	$274,733
Accounts receivable, net	775,825	740,046
Inventories, net	858,243	1,054,401
Prepaid expenses and other current assets	49,063	37,228
Total current assets	1,684,764	2,106,408
Property and equipment, net	3,586	4,350
Goodwill	1,693,830	1,693,830
Customer lists and trademarks, net	6,374,771	6,781,510
Deferred financing fees, net	27,187	171,542
Other assets	15,897	50,197
Total assets	$9,800,035	$10,807,837

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$1,405,249	$1,542,824
Accrued expenses	219,399	181,389
Revolving credit, net of debt discount of $242,319 at June 30, 2008 and $446,943, at December 31, 2007	624,968	702,504
Notes payable related party	412,326	250,000
Current portion of long term debt, net of debt discount of $1,069,899 at June 30, 2008 and $1,362,781, at December 31, 2007	268,873	4,946
Total current liabilities	2,930,815	2,681,663
Long-term debt, less current maturities, net of debt discount of $917,554 at June 30, 2008 and $1,377,461, at December 31, 2007	3,554,257	2,674,805
Total liabilities	6,485,072	5,356,468

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY:
Common stock, par value $0.0001 per share; authorized 250,000,000 shares at June 30, 2008 and December 31, 2007; issued/issuable and outstanding, 194,908,121 shares at June 30, 2008 and December 31, 2007	19,491	19,491
Additional paid in capital	6,033,575	6,033,575
Accumulated deficit	(2,738,103)	(601,697)
Total stockholder’s equity	3,314,963	5,451,369
Total liabilities, redeemable convertible preferred stock and stockholder’s equity	$9,800,035	$10,807,837

See accompanying notes to condensed financial statements.

NATURADE, INC.
Condensed Statements of Operations for the Three and Six Months
Ended June 30, 2008 and June 30, 2007 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$1,922,116	$1,330,394	$3,943,752	$2,728,284
Cost of sales	1,190,685	968,764	2,531,408	1,866,347
Gross profit	731,431	361,630	1,412,344	861,937

Costs and expenses:
Selling, general and administrative expenses	827,045	1,097,939	1,789,205	2,512,340
Depreciation	382	3,647	764	8,358
Amortization	200,560	81,989	406,740	163,979

Total operating costs and expenses	1,027,987	1,183,575	2,196,709	2,684,677

Operating loss	(296,556)	(821,945)	(784,365)	(1,822,740)

Other income(expense):
Reorganization income	-	-	-	2,172,644
Other income (expense)	-	15,080	-	16,534
Total other income(expense)	-	15,080	-	2,189,178

Interest expense:
Interest	127,799	63,569	250,274	128,233
Amortization of deferred financing fees	510,758	183,555	1,101,768	398,450
Total Interest Expense	638,557	247,124	1,352,042	526,683

Loss before provision for income taxes	(935,113)	(1,053,989)	(2,136,407)	(160,245)
Provision for income taxes	-	-	-	-
Net loss	$(935,113)	$(1,053,989)	$(2,136,407)	$(160,245)

Less:
Deemed Dividend-Series C	$-	$(690,000)	$-	$(1,380,000)

Net Loss Attributable to Common Shareholders	$(935,113)	$(1,743,989)	$(2,136,407)	$(1,540,245)

Earnings (loss) per share- basic	$(0.00)	$(0.04)	$(0.01)	$(0.04)
Earnings (loss) per share-diluted	$(0.00)	$(0.03)	$(0.01)	$(0.03)

Weighted Average Number of Shares used in Computation of
Earnings ( loss) per share- basic	194,908,121	43,443,733	194,908,121	43,443,733
Earnings ( loss) per share -diluted	194,908,121	51,729,039	194,908,121	51,722,646

See accompanying notes to condensed financial statements.

Naturade, Inc. Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2008 and June 30, 2007 (unaudited)

	Six months	Six months
	Ended	Ended
	Successor	Predecessor
	Company	Company
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,136,406)	(160,245)
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
Depreciation and amortization	407,503	172,337
Amortization of loan discounts and deferred financing fees	957,412	398,450
Non-cash interest expense	105,212
Changes in operating assets and liabilities:
Accounts receivable	(35,779)	397,861
Inventories	196,158	8,897
Prepaid expenses and other current assets	(11,835)	(10,742)
Other assets	34,300	(21,157)
Liabilities subject to compromise	-	(2,598,310)
Accounts payable and accrued liabilities	562,649)	1,635,704
Net cash provided by (used in) operating activities	79,214	(177,205)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Acquisitions	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(282,160)	(782,064)
Payments of long-term debt	(371,509)	-
Proceeds from issuance of debt to related parties	176,000	-
Repayment of related party debt	(19,000)
Deferred financing fees	144,355	396,070
Proceeds from term loan	-	523,877
Net cash (used in) provided by financing activities	(352,314)	137,883
Net increase (decrease) in cash and cash equivalents	(273,100)	(39,322)
Cash and cash equivalents, beginning of period	274,733	80,713
Cash and cash equivalents, end of period	$1,633	$41,391

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest		$$124,591
Income taxes	$-	$-

Non-cash financing transactions:
Deemed dividend-Series C	$-	$1,380,000
Accounts payable converted to notes payable	$662,214	-
Accrued interest added to notes payable balance	$105,212	-

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

The accompanying condensed balance sheet at June 30, 2008 and the condensed statements of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007 are unaudited. Such financial statements have been prepared on the same basis as the Company's audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. However, the accompanying financial statements for the period ended June 30, 2007 do not include any adjustments that may be required in connection with restructuring the Company under Chapter 11 of the Bankruptcy Code. These unaudited condensed financial statements should be read in conjunction with the December 31, 2007 audited financial statements included in the Company's Form 10-K as previously filed with the Securities and Exchange Commission on April 15, 2008 and subsequently amended on April 30, 2008. The 2007 financial statements have not been reviewed by an independent registered public accounting firm.

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

The confirmed plan provided for the following:

Allowed Secured Claims

On the Effective Date, all accrued interest, calculated at the non-default rate, fees, costs and charges owed under the terms of the Company’s Revolving Note Payable to Laurus Master Fund, Ltd (“Laurus”), was added to the principal balance of the Revolving Note, and, on the Effective Date, the Company delivered to Laurus an amended and restated promissory note evidencing such loan amount (“Post-Confirmation Revolving Note”). The Post-Confirmation Revolving Note incorporated the provisions of the original Revolving Note Payable (see Note 3—Financing Agreement). The Post-Confirmation Revolving Note matures on January 1, 2010.

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

•
The Notes shall be secured by liens encumbering all assets of the Company, with priority junior only to Laurus’ liens and any purchase money liens encumbering any equipment that may be acquired in the ordinary course by the Company after the Effective Date.

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

Preferred Stock

Under the Plan, all preferred stock of the Company has been canceled, and instead each holder of preferred stock has been issued one (1) share of common stock in Redux for every thirty-four (34) shares of preferred stock held by such holder. Unless a longer period of time is agreed upon by the Company, the holder of the preferred stock, the shares of Redux common stock issuable under the Plan shall be subject to a lockup for a period of eighteen (18) months from the date of issuance of such stock, and the holders of such stock shall not be able to sell, pledge or hypothecate such stock for such eighteen (18) month period. After the expiration of the eighteen (18) month period following the issuance of such stock, sales of such stock shall be subject to Rule 144 of the Securities Act of 1933 and shall have a legend on each share certificate. On the Effective Date, the Company recognized a capital contribution of $740,000 from Redux based on the fair value of Redux common stock on the grant date.

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

Going Concern- The Company emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on November 9, 2007 and continuation as a going concern is contingent upon, among other things, the Company’s ability to (i) comply with the terms of the Plan; (ii) return to profitability; (iii) generate sufficient cash flows from operations; and (iv) obtain financing sources to meet the Company’s future obligations. These matters create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. The Company’s continuation as a going concern will depend on additional financing from Redux and additional investors, continuing tight management of cash and profitable operations and continuing to obtain favorable credit terms from vendors.

As of December 31, 2007, the accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2008, the Company has an accumulated deficit of $2,738,103, a net working capital deficit of $1,246,051, stockholders’ capital of $3,314,963 and has incurred recurring net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. INVENTORIES

Inventories are stated at the lower of weighted average cost or market. Weighted average cost is determined on a first-in, first-out basis. Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Raw Materials	$56,050	$63,875
Finished Goods	819,170	1,042,014
Subtotal	875,220	1,105,889
Less: Reserve for Excess and Obsolete Inventories	(16,977)	(51,489)
	$858,243	$1,054,401

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

Indebtedness under the revolving facility is based upon 35% of eligible inventory and 90% of eligible accounts receivable. The financing facility had a term of three years ending on July 26, 2008. As part of the Chapter 11 restructuring (See Note 1), Laurus agreed to extend the period for the repayment for the Term Loan to be repaid in equal monthly installments beginning the first day of the first full month following the Effective Date of the Plan through and including January 2010. The financing facility carries an interest rate of prime plus 2% per annum (7.00% at June 30, 2008), subject to certain reductions based upon growth of the Company’s stock price.

The Company is subject to certain reporting covenants (such as the timely filing of financial reports with the Securities and Exchange Commission, monthly financial reporting deadlines and collateral reporting), is required to obtain Laurus’ approval of certain actions (such as incurring additional indebtedness, making any distribution on or repurchasing any common stock or merging with or purchasing any assets of stock of any person) and has granted Laurus a right of first refusal with respect to certain future financings. Management believes the Company is in compliance with all covenants at June 30, 2008.

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

Subsequent to the Effective Date, on June 30, 2008 the Company entered into an agreement with Laurus to defer the amortizing payments due on the Term Loan for the months of June 2008, July 2008 and August 2008 . Under the agreement the interest rates on all loans would be fixed for the term at 8% and each loan would also accrue a Paid-In-Kind interest to be paid upon the maturity date of the loan.

At June 30, 2008, $867,287 was outstanding under the revolving facility, $1,170,279 was outstanding under the term loan and $604,540 was outstanding under the Revolver Over Advance. The loans are secured by all of the assets of the Company. The term loan is guaranteed by Peter H. Pocklington, a principal of Quincy, and a former director of the Company.

Loan Agreements - On April 14, 2003, the Company entered into a Loan Agreement (the “2003 Loan Agreement”) with Health Holdings and certain other lenders (the “2003 Lender Group”), pursuant to which the 2003 Lender Group agreed to lend the Company $450,000 and, subject to the discretion of the 2003 Lender Group, up to an additional $300,000. All advances under the 2003 Loan Agreement bore interest at the rate of 15% per annum, were secured by substantially all of the assets of the Company, and were subordinated to the Company’s indebtedness to Laurus. In consideration of the extension of credit under the 2003 Loan Agreement, Wells Fargo waived all defaults of the Company as of December 31, 2003 under the Credit Agreement.

On April 14, 2004, the terms of the 2003 Loan Agreement were modified by the Joinder of Bill D. Stewart, the then Chief Executive Officer of the Company, as a member of the 2003 Lender Group, subject to all of the terms and conditions of the 2003 Loan Agreement, and the 2003 Lender Group advanced an additional $200,000, of which Bill D. Stewart advanced $100,000. Further, on May 3, 2004, the 2003 Lender Group advanced the Company an additional $100,000. On August 16, 2004, advances allowed under the 2003 Loan Agreement were increased to a total of $950,000 and the 2003 Lender Group advanced an additional $200,000 to the Company. In July 2005, advances allowed under the 2003 Loan Agreement were increased to a total of $1,250,000 and the 2003 Lender Group advanced an additional $300,000 to the Company. There are no additional amounts available to advance under the 2003 Loan Agreement. Proceeds of the advances have been used for working capital. On January 26, 2005, the terms of the 2003 Loan Agreement were modified to extend the due date to December 31, 2005. On July 22, 2005, pursuant to the acquisitions of Ageless and Symco, the terms of the 2003 Loan Agreement were again modified to extend the due date to December 31, 2006. On August 31, 2006 these loans became claims pursuant to the Company’s filing under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2007, there was $1,250,000 outstanding under the 2003 Loan Agreement of which $1,075,000 is treated as fully secured and is included in Long Term Debt. Interest on the $1,075,000 of 10%   began to accrue on the Effective Date of the Company’s Chapter 11 filing, to be paid monthly with monthly principal payments to begin two years from the Effective Date. The remaining $175,000 is included in amounts due unsecured creditors.

In April 2006, the Company’s then principal shareholder, Quincy, loaned the Company $350,000. This loan is payable on demand and does not carry a stated interest charge. At June 30, 2008, $350,000 was outstanding on this unsecured loan and is accordingly included in amounts due unsecured creditors. There is no written agreement for this loan between Quincy and the Company.

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

Note with majority shareholder - On November 6, 2007, Redux Holdings purchased the Bankruptcy Claim from Ageless Foundation and Naomi Balcombe in the total amount of $1,248,234 for $240,000. That claim has a face value of $374,470 (30% of claim amount). On November 9, 2007, Redux Holdings assigned the note and Claim to Naturade, Inc.

Notes to Professionals - Note payable to professionals engaged in Chapter 11 filing totaling $300,000 on the Effective Date with interest accruing at 10% annually compounded monthly. Payments of $100,000 each are due in December 2008 and 2009 with a final payment of $178,147 in December 2010. This note is guaranteed by Redux. The Company is also contingently liable to the professionals in the event that the Company achieves defined sales targets or completes an equity raise.

Laurus Expenses - Laurus incurred $29,678 in legal expenses during the Bankruptcy proceeding. Naturade and Laurus agreed to fold that amount into the Term Loan; hence, the term loan increased by that amount.

Tax Notes - Notes payable to taxing authorities on the Effective Date of $7,247 payable in 20 quarterly principal payments of $362, beginning January, 2008, plus accrued interest of 6% annually.

Class 8 unsecured claims - Unsecured creditor claims at the Effective Date of $1,675,504 with a present value of $1,269,130, payable in annual installments of $279,251 on November 6, 2008, $279,251 on November 6, 2009, $558,501 on November 6, 2010 and $558,501 on November 6, 2011.

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

There are no stock options outstanding at December 31, 2007 or June 30, 2008.

No options were granted for the year ended December 31, 2007 or the three months ended June 30, 2008.

Warrants - In consideration for entering into the Financing Agreement described in Note 3, the Company issued to Laurus, an option (the “Laurus Option”) and a warrant (the “Laurus Warrant”) to purchase shares of the Company’s common stock. The Laurus Option entitled the holder to purchase up to 8,721,375 shares of common stock, subject to certain limitations on the amount of common stock held by Laurus, at a purchase price of $0.001 per share at any time on or after July 26, 2005. The Laurus Warrant entitled the holder to purchase up to 1,500,000 shares of common stock at a purchase price of $0.80 per share at any time on or after July 26, 2005 through July 26, 2010. Redux acquired the Laurus Option and the Laurus Warrant on December 1, 2006.

On July 26, 2005, the Company issued to Liberty a warrant to purchase up to 3,647,743 shares of the Company’s common stock at a purchase price of $0.08 per share for introducing the Company to Laurus. Redux acquired Liberty’s warrant on November 16, 2006.

As of the Effective Date, all outstanding warrants were cancelled.

There are no warrants outstanding at December 31, 2007 or June 30, 2008.

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

Operating segment data for the three month periods ended June 30, 2008 and 2007 was as follows:

	Distribution Channels
	Health Food	Mass Market	Total
Three months ended June 30, 2008 (Successor Company)
Sales	$829,990	$1,092,126	$1,922,116
Cost of sales	489,196	701,489	1,190,685
Gross profit	$340,794	$390,637	$731,431
Three months ended June 30, 2007 (Predecessor Company)
Sales	$1,095,497	$234,897	$1,330,394
Cost of sales	623,566	345,199	968,765
Gross profit	$471,931	$(110,302)	$361,629

	Health Food	Mass Market	Total
Six months ended June 30, 2008 (Successor Company)
Sales	$1,856,715	$2,087,037	$3,943,752
Cost of sales	1,130,765	1,400,643	2,531,408
Gross profit	$725,950	$686,394	$1,412,344
Six months ended June 30, 2007 (Predecessor Company)
Sales	$1,981,841	$746,443	$2,728,284
Cost of sales	1,192,680	673,667	1,866,347
Gross profit	$789,161	$72,776	$861,937

Sales are attributed to geographic areas based on the location of the entity to which the products were sold. Geographic segment data for the three and six month periods ended June 30, 2008 and 2007 was as follows:

	United States	International	Total
Three months ended June 30, 2008 (Successor Company)
Sales	$1,818,489	$103,627	$1,922,116
Cost of sales	1,132,088	58,597	1,190,685
Gross profit	$686,401	$45,030	$731,431
Three months ended June 30, 2007 (Predecessor Company)

Sales	$1,219,956	$110,438	$1,330,394
Cost of sales	912,065	56,700	968.765
Gross profit	$307,891	$53,738	$361,629

	United States	International	Total
Six months ended June 30, 2008 (Successor Company)
Sales	$3,730,965	$212,787	$3,943,752
Cost of sales	2,422,961	108,447	2,531,408
Gross profit	$1,308,004	$104,340	$1,412,344
Six months ended June 30, 2007 (Predecessor Company)

Sales	$2,463,449	$264,835	$2,728,284
Cost of sales	1,710,509	155,838	1,866,347
Gross profit	$752,940	$108,997	$861,937

During the three and six months ended June 30, 2008 and 2007, the Company had sales to three customers whose purchases exceed 5% of the Company’s total net sales as shown in the table below.

	Major Customer Table
	Customer One		Customer Two		Customer Three
	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end	Sales	Accounts Receivable Balance Quarter-end
Three Months ended June 30, 2008 (Successor Company)	$854,165	$492,439	$178,751	$30,095	$134,658	$56,880
Three Months ended June 30, 2007 (Predecessor Company)	$348,951	$186,024	$421,534	$145,818	$142,937	$46,528
Six Months ended June 30, 2008 (Successor Company)	$1,507,974	$492,439	$530,270	$30,095	$288,071	$56,880
Six Months ended June 30, 2007 (Predecessor Company)	$594,188	$186,024	$748,144	$145,818	$255,517	$46,528

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

Pursuant to its bylaws, the Company has agreed to indemnify the current officers and directors of the Company for certain events or occurrences arising as a result of an officer’s or director’s serving in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2007 and June 30, 2008.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007 and June 30, 2008.

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

Naturade would like to dismiss Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC, but the Settlement Agreement requires a Motion for Good Faith Settlement so these Defendants are still in the Case for that limited purpose. In the meantime, Naturade will continue to pursue the litigation against Peter H. Pocklington and Quincy Investments Corp. until default, judgment, or other resolution of the case, and during the week of February 17, 2008, the court granted Naturade’s Motion for Leave to Amend the Complaint against the remaining defendants amending the complaint, with Redux interceding as a plaintiff against Quincy Investments Corp. and Peter H. Pocklington. Among the various causes of action by Redux will be Intentional Misrepresentation (Fraud). Peter H. Pocklington and Quincy Investments were personally served with the Second Amended Complaint on April 4, 2008. On August 11, 2008, Defendants Peter H. Pocklington and Quincy Investment Crop. filed for protection under Chapter 7 Bankruptcy. The case has been stayed as to these two Defendants.

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

The Company has fully accrued the amounts claimed in these suits as of December 31, 2007 and June 30, 2008.

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

All comparisons below are for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007.

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

Recent Developments

General

The Company is a branded natural product marketing company focused on growth through innovative products designed to nourish the health and well being of consumers. The Company competes in the overall market for natural, nutritional supplements primarily in the segment defined by Nutrition Business Journal (“NBJ”), a San Diego-based research publication that specializes in this industry, as Supplements.

Within the broad soy foods market, segments such as meal replacement drinks, soy milk and bars have outperformed other categories. The Company’s products include Naturade Total Soy®, a full line of nutritionally complete meal replacements for weight loss and cholesterol reduction available in several flavors of powders and Naturade® protein powders. The Company’s products are sold in supermarkets, mass merchandisers, club stores, drug stores, natural food supermarkets and over 5,000 independent health food stores.

Chapter 11 Filing

On August 31, 2006, the Company filed a voluntary petition for protection and reorganization under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. From the Petition Date until the Effective Date, the Company conducted its activities as a debtor-in-possession under the Bankruptcy Code.

The Company’s Plan of Reorganization, as modified (the “Plan”) was heard in Bankruptcy Court on October 30, 2007 and approved by the Bankruptcy Court, Santa Ana Division (Case No. SA 06-11493 RK). The Plan received support from the Company’s creditors and shareholders as well as support from the Company’s lenders and the Company’s Unsecured Creditors Committee. On November 8, 2007, Redux, the Company’s controlling shareholder, invested $1.2 million in Naturade, as required by the Plan and on November 9, 2007, the Plan became effective. A copy of the Plan is posted at www.naturade.com under Investor Relations.

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

On November 8, 2007, Redux Holdings, Inc, (“Redux”), the Company’s controlling shareholder, invested $1.2 million in Naturade, as required by the Plan and on November 9, 2007, the Plan became effective. A copy of the Plan is posted at www.naturade.com under Investor Relations.

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
The Company records revenues net of returns and allowances. Gross sales, which are defined as list price times units sold, include the following reductions for returns and allowances:

•	Damages and Returns

In the three and six months ended June 30, 2008 and 2007, damages and returns were charged against revenues based upon historical return rates. Actual damages and returns are charged against the reserve when the product is returned, charges deducted or a consumer deduction is received. On a periodic basis, actual charges are compared to the reserve and, if required, the reserve rate is adjusted to reflect new trends. For the six months ended June 30, 2008 and 2007, damages and returns charged against revenues were $45,442 or 1.1 % of gross sales, and $286,226, or 9.4 % of gross sales, respectively. The decrease as a percentage of sales is related principally to lower sales levels coupled with increased retailer returns related to the Company’s Chapter 11 filing during 2006.

The following is a summary of the unaudited damages and returns reserve:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Beginning balance	$20,518	$736,985
Provision for damages and returns	44,534	286,226
Actual damages and returns during the period	(49,144)	(928,336)
Ending balance	$15,908	$94,875

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

For the six months ended June 30, 2008 and 2007, cash discounts were $56,223 or1.4% of gross sales, and $49,008, or 1.6% of gross sales, respectively.

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

For the six months ended June 30, 2008 and 2007, slotting costs were $244 and $(6,209), respectively.

•	Coupon and Rebate Redemption

Coupon and rebate costs are charged against revenues as redeemed. Historically, Naturade has incurred insignificant redemption of its consumer coupons or rebates.

For the six months ended June 30, 2008 and 2007, coupon and rebate costs were $33 and $0, respectively.

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

	Percent of Net Sales		Percentage Dollar Increase (Decrease)
	Six Months Ended June 30,		Six Months Ended June 30,
	2008 Successor Company	2007 Predecessor Company	2008 Successor Company	2007 Predecessor Company
Net sales	100%	100%	45%	(59%)
Gross profit	36%	32%	64%	(73%)
Selling, general and administrative expenses	45%	92%	(29%)	(43%)
Depreciation & amortization.	10%	6%	136%	(66%)
Operating loss	(20%)	(67%)	(57%)	(72%)
Interest expense	34%	19%	157%	(66%)
Net Income (loss) before provision for income taxes	(54%)	(6%)	1,233%	(66%)
Provision for income taxes	0%	0%	0%	0%
Net Income (loss)	(54%)	(6%)	1,233%	(76%)

Major trends that affected the Company’s results of operations in 2008

The major trends affecting the Company’s results of operations in the three months ended June 30, 2008 included the following:

•
The Company’s filing for protection and subsequent exit from Chapter 11 Bankruptcy has had a negative effect on the Company’s ability to purchase inventory for the six months ended June 30, 2008. The Company believes this trend is likely to continue until the Company can provide its vendors with a record of timely payments.

•
The Company’s lack of sufficient cash to maintain proper inventory levels has had a negative effect on the Company’s revenues for the three and six months ended June 30, 2008. The Company believes this trend is likely to continue unless the Company obtains sufficient capital to bring inventory levels back to historical levels.

Net Sales

Net sales for the three months ended June 30, 2008 of $1,922,116, increased $591,722 or 44.5% as compared to net sales of $1,330,394 for the three months ended June 30, 2007. Net sales for the six months ended June 30, 2008 of $3,943,752, increased 1,215,468 or 44.6% as compared to net sales of $2,728,284, for the six months ended June 30, 2007. The increase in net sales for this period is due principally to the Company’s exit from Chapter 11 protection under the US Bankruptcy Code in November 2007 and the subsequent increase in vendor credit terms and the reliability of the Company’s service levels. In addition, the Company is actively pursuing new accounts and has had some minor success in this area.

Mass Market Net Sales. For the three months ended June 30, 2008, mass market revenues increased $857,229 or364.9% to $1,092,126 from $234,897 for the three months ended June 30, 2007. For the six months ended June 30, 2008, mass market revenues increased $1,340,594 or 179.6% to $2,087,037 from $746,443 for the six months ended June 30, 2007. The increase in net sales during the period is related to the increased inventory levels resulting from the Company’s emergence from Chapter 11 allowing the Company to secure reliable sources of product. This allowed the Company to increase its fill rates in the mass channel and consequently, increase revenues principally to Sam’s Club whose sales increased $505,214 and $913,786 for the three and six months ended June 30, 2008 versus the same periods in 2007.

Health Food Net Sales. For the three months ended June 30, 2008, health food channel net sales decreased $265,506, or24.2%, to $829,990 from $1,095,497 for the three months ended June 30, 2007. For the six months ended June 30, 2008, health food channel net sales decreased $125,125, or6.3%, to $1,856,716 from $1,981,841 for the six months ended June 30, 2007. As a result of higher cost levels due to increased channel costs, the health food channel is affected more significantly by the current economic environment as shoppers have less disposable income and frequent health food retailers less often due to higher retail prices. The higher retail prices are related to the two-step distribution process of distributors and retailers.

Channels of Distribution. On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 43% for the health food channel and 57% for mass market channel for the three months periods ended June 30, 2008 as compared to 82% for the health food channel and 18% for the mass market channel, respectively, for the same period in 2007. On a percent of net sales basis, the breakdown of sales between the mass market and health food channels was 47% for the health food channel and 53% for mass market channel for the six months periods ended June 30, 2008 as compared to 73% for the health food channel and 27% for the mass market channel, respectively, for the same period in 2007. The change in sales by channel is principally related to the effects of the Chapter 11 filing during the six months ended June 30, 2007 as compared to the same period in 2008. The mass channel requires high levels of order fill rates which resulted in more market share loss in this channel as a result of the uncertainty of continued service levels due to product sourcing issues. This market share loss was reversed in 2008 after the Company emerged from Chapter 11 protection providing the increased reliability of service levels required in the Mass market.

For the three months ended June 30, 2008, domestic net sales increased $598,533 or 49%, to $1,818,489 from $1,219,956 for the three months ended June 30, 2007. For the six months ended June 30, 2008, domestic net sales increased $1,267,516 or51%, to $3,730,965 from $2,463,449 for the six months ended June 30, 2007. The increase in domestic net sales is principally due to increased sales in the mass channel principally to Sam’s Club. For the three months ended June 30, 2008, international sales decreased $6,811 or6% to $103,627 from $110,438. For the six months ended June 30, 2008, international sales decreased $52,048 or 20% to $212,787 from $264,835. International sales for the six months ended June 30, 2008 decreased principally due to the Companies increased focus on domestic channels of distribution during the period.

Gross Profit

Gross profit for the three months ended June 30, 2008 increased $368,809 or102 % to $731,431 as compared to $361,622 for the same period in 2007. Gross profit for the six months ended June 30, 2008 increased $550,407 or64% to $1,412,344 as compared to $861,937 for the same period in 2007. The increase for the period is principally a result of increased revenues for the period. Gross profit, as a percentage of sales increased from 27% to 38% of net sales and from 32% to 36%, in the three and six month periods ended June 30, 2008 respectively, compared to the three and six month periods ended June 30, 2007 respectively, due to decreased product costs related to the Company’s exit from Chapter 11 filing and subsequent improvement in vendor terms.

Operating Costs and Expenses

Operating costs and expenses for the three months ended June 30, 2008 decreased by $155,587 to $1,027,987, or 54% of net sales, from $1,183,574, or 89% of net sales, for the same period in 2007. Operating costs and expenses for the six months ended June 30, 2008 decreased by $487,968 to $2,196,709, or 56% of net sales, from $2,684,677, or 98% of net sales, for the same period in 2007. Operating expenses decreased both in gross dollars and as a percent of sales as a result of the Company’s continuing efforts to reduce costs to be in line with current revenue levels subsequent to the Company’s exit from Chapter 11.

 Interest Expense

Interest expense for the three months ended June 30, 2008 increased $391,433 to $638,557 from $247,124 in the same period in 2007. Interest expense for the six months ended June 30, 2008increased $825,359 to $1,352,042 from $526,683 in the same period in 2007. Interest expense increased principally due an increase in the amortization of deferred financing fees and debt discounts of $327,203 and $703,318 in 2008 as compared to the same periods in 2007. The amortization is related to the recapitalization of the Registrant resulting from the Plan of reorganization effective November 2007.

Net Loss

Net loss decreased $118,876 to $935,113 for the three months ended June 30, 2008 as compared to a loss of $1,053,989, for the same period in 2007. Net loss increased $1,976,162 to $2,136,407 for the six months ended June 30, 2008 as compared to a loss of $160,245 for the same period in 2007. In 2007, the Company had a one time gain of $2,172,644 related to the early extinguishment of debt.

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

The Company’s operating activities provided cash of $79,214 in the six months ended June 30, 2008, compared to cash used of $177,205 from operating activities in the six months ended June 30, 2007. This increase in cash used from operating activities is primarily due to increases in the Company’s operating loss for the period.

Net cash provided by amortization of loan discounts and deferred financing fees was $957,412 for the six month period ended June 30, 2008 compared to net cash provided by amortization of loan discounts and deferred financing fees of $398,450 for the same period of 2007 is principally due to modifications in financing terms in 2008 resulting from the Company’s Chapter 11 plan.

Net cash used by accounts receivable was $35,779 for the 6 months ended June 30 2008 compared to cash provided of $397,861 for the same period in 2007 principally due to increased sales during the six months ended June 30, 2008. General customer terms, receivable days outstanding and the Company’s collection policies have remained constant.

 Net cash provided by inventories was $196,158 for the six months ended June 30, 2008, compared with net cash provided by inventories of $8,897 for the six months ended June 30, 2007. The ongoing shortage of cash required management to closely monitor inventory levels and only purchase inventory as needed for shipments.

Net cash used by liabilities subject to compromise was $0 for the six months ended June 30, 2008 as compared to $2,598,310 cash used for the same period in 2007. The Company was able to eliminate certain liabilities under Court decree that did not meet Court imposed requirements. The Company had not filed for Chapter 11 protection during the six months ended June 30, 2006.

Net cash provided by accounts payable and accrued expenses was $562,649 for the six month period ended June 30, 2008 compared to net cash provided of $1,635,704 for the same period of 2007. The decrease is principally due to an increase in accounts payable vendor days outstanding as a result of the Company’s cash position during 2007 as compared to the Company’s current policy to remain as current as possible with vendors.

The Company’s working capital deficit decreased $1,177,630 from $575,255 at December 31, 2007 to $1,752,885 at June 30, 2008. This decrease was largely due to a an increase in the current portion of long term debt as a result of debt terms..

For the six months ending June 30, 2008, the provision for excess and obsolete inventory decreased by $34,511, to $16,977.

The Company’s cash used by financing activities was $352,314 for the six months ended June 30, 2008, compared to cash provided by financing activities of $137,883 for the same period of 2007 principally due to payments under the line of credit and long-term debt.

As of June 30, 2008, the Company was in compliance with all of the covenants of the Credit Agreement with Laurus.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2008, the Company had a working capital deficit of $1,752,885, an accumulated deficit of $2,738,103, and stockholders’ capital of $3,314,963. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm qualified their opinion on the Company’s December 31, 2007 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s liquidity would be adversely affected if the Company commits a default under the Financing Agreement and Laurus exercises its right to terminate, or demand immediate payment of all amounts outstanding under, the Financing Agreement as a result of a default. In addition, if the Company continues to incur declines in revenues, the Company could encounter a shortage in cash reserves required to meet current commitments. This could result in the Company being unable to obtain products necessary to fulfill customer orders. The Company has raised additional capital through the financing with Laurus as described in Note 6. The Company and/or its principal shareholder are seeking to raise additional capital. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms acceptable to the Company or its stockholders. Impact of Contractual Obligations and Commercial Commitments.

The following summarizes the Company’s contractual obligations at June 30, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Laurus Term Loan (a)	$1,329,502	$660,832	$668,670	$-0-	$-0-
Health Holdings Loan (a)	2,156,275	-0-	414,676	1,741,599	-0-
Redux Note(a)	343,642	343,642	-0-	-0-	-0-
Revolving Credit (a)	867,287	867,287	-0-	-0-	-0-
Laurus Pre Petition Revolver (a)	717,703	412,267	305,436	-0-	-0-
Wald Holdings Note (a)	151,687	-0-	32,088	119,599	-0-
Stewart Loan Agreement(a)	224,158	-0-	43,108	181,050	-0-
Notes Payable to Professionals (a)	378,147	100,000	278,147	-0-	-0-
One World Science Note	662,213	-0-	662,213	-0-	-0-
Other Notes (a)	77,034	71,388	4,905	741	-0-
Operating leases	98,456	98,456	-0-	-0-	-0-
Unsecured Creditors	1,675,505	279,251	1,396,254	-0-	-0-
Total Contractual Cash Obligations	$8,681,609	$2,833,123	$3,805,497	$2,042,989	$-0-

(a) Includes interest.

New Accounting Pronouncements

FASB Statement No. 157, Fair Value Measurements, has been issued by the Financial Accounting Standards Board (“FASB”). This new standard provides guidance for using fair value to measure assets and liabilities. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2008, for non-financial assets and liabilities and are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the financial statements, and requires that transactions between entities and non-controlling interests be treated as equity.  SFAS 160 is effective for the Company as of the beginning of fiscal year 2009.  The Company is evaluating the impact of this pronouncement on the Company’s financial position, results of operations and cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, the Company is exposed to a variety of risks including market risk associated with interest rate movements. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.

The Company’s long-term debt primarily consists of a (i) a line of credit of $4,350,000 consisting of a $1,350,000 term loan combined with $3,000,000 revolving debt with Laurus entered into on July 27, 2005, and amended on January 11, 2006 and $1,050,000 borrowed under a Loan Agreement with investors entered into on April 14, 2003. The line of credit bears interest at 8% per annum with an additional 5% per annum paid in additional principal.

For the six months ended June 30, 2008, the interest expense on the line of credit was $35,297. If the interest rate on the line of credit were to increase by one percent, this would result in an interest expense of $39,830 for the six months ended June 30, 2008.

ITEM 4 . Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2007, based on the control criteria established in a report entitled Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting is not effective based on the following deficiencies as of December 31, 2007:

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

Naturade would like to dismiss Health Holdings and Botanicals, LLC and Doyle & Boissiere, LLC, but the Settlement Agreement requires a Motion for Good Faith Settlement so these Defendants are still in the Case for that limited purpose. In the meantime, Naturade will continue to pursue the litigation against Peter H. Pocklington and Quincy Investments Corp. until default, judgment, or other resolution of the case, and during the week of February 17, 2008, the court granted Naturade’s Motion for Leave to Amend the Complaint against the remaining defendants amending the complaint, with Redux interceding as a plaintiff against Quincy Investments Corp. and Peter H. Pocklington. Among the various causes of action by Redux will be Intentional Misrepresentation (Fraud). Peter H. Pocklington and Quincy Investments were personally served with the Second Amended Complaint on April 4, 2008.

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

The Company has fully accrued the amounts claimed in these suits as of December 31, 2007 and June 30, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

ITEM 3. Defaults Upon Senior Equity Securities.

NONE.

ITEM 4. Submission of Matters to a Vote of Security Holders.

NONE

ITEM 5. Other Information.

NONE

ITEM 6 . Exhibits

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

NATURADE, INC. (Registrant)

DATE: August 19, 2008	By	/s/ Adam Michelin
Adam Michelin
Chief Executive Officer

DATE: August 19, 2008	By	/s/ Adam Michelin
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Document
**31.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts or compensatory plan or arrangement.

**	Filed herewith.